Form 10-Q
period 2019-06-30
MARTIN MIDSTREAM PARTNERS L.P.
filed 2019-07-24
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2019
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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

 The number of the registrant’s Common Units outstanding at July 24, 2019, was 38,863,389.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2019	December 31, 2018[1]
	(Unaudited)	(Unaudited)
Assets
Cash	$2,521	$300
Accounts and other receivables, less allowance for doubtful accounts of $618 and $576, respectively	64,606	83,488
Product exchange receivables	107	166
Inventories (Note 6)	81,220	84,265
Due from affiliates	35,598	18,845
Fair value of derivatives (Note 11)	—	4
Other current assets	9,638	5,889
Assets held for sale (Note 4)	5,132	5,652
Current assets - Natural Gas Storage Assets (Note 4)	—	9,428
Total current assets	198,822	208,037

Property, plant and equipment, at cost	880,603	886,435
Accumulated depreciation	(451,359)	(438,602)
Property, plant and equipment, net	429,244	447,833

Goodwill	17,785	17,785
Right-of-use assets (Note 9)	25,682	—
Deferred income taxes, net (Note 19)	23,925	—
Other assets, net (Note 10)	5,050	4,584
Non current assets - Natural Gas Storage Assets (Note 4)	—	395,389
Total assets	$700,508	$1,073,628

Liabilities and Partners’ Capital
Current installments of finance lease obligations (Note 9)	$6,059	$5,409
Trade and other accounts payable	61,357	64,041
Product exchange payables	7,717	12,103
Due to affiliates	3,367	2,133
Income taxes payable	576	445
Fair value of derivatives (Note 11)	2,069	—
Other accrued liabilities (Note 10)	29,160	24,380
Current liabilities - Natural Gas Storage Assets (Note 4)	—	3,240
Total current liabilities	110,305	111,751

Long-term debt, net (Note 8 )	596,398	656,459
Finance lease obligations (Note 9)	4,259	6,272
Operating lease liabilities (Note 9)	17,913	—
Other long-term obligations	8,747	10,045
Non current liabilities - Natural Gas Storage Assets (Note 4)	—	669
Total liabilities	737,622	785,196

Commitments and contingencies (Note 16)
Partners’ capital (deficit) (Note 12)	(37,114)	288,432
Total partners’ capital (deficit)	(37,114)	288,432
Total liabilities and partners' capital	$700,508	$1,073,628

See accompanying notes to consolidated and condensed financial statements.

 Financial information for 2018 has been revised to include results attributable to MTI acquired from Martin Resource Management Corporation. See Note 1 – Nature of Operations and Basis of Presentation.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018[1]	2019	2018[1]
Revenues:
Terminalling and storage *	$21,377	$24,068	$44,481	$48,115
Transportation *	41,321	37,206	79,116	71,565
Sulfur services	2,858	2,787	5,717	5,574
Product sales: *
Natural gas liquids	57,398	90,625	173,872	249,787
Sulfur services	32,998	35,684	61,732	70,584
Terminalling and storage	31,371	36,794	62,438	73,257
	121,767	163,103	298,042	393,628
Total revenues	187,323	227,164	427,356	518,882

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas liquids *	53,546	84,542	159,736	223,165
Sulfur services *	22,124	26,886	41,820	49,104
Terminalling and storage *	26,118	32,286	52,989	64,266
	101,788	143,714	254,545	336,535
Expenses:
Operating expenses *	53,579	52,915	105,428	105,741
Selling, general and administrative *	10,226	8,894	20,426	18,833
Depreciation and amortization	15,087	16,946	29,988	32,258
Total costs and expenses	180,680	222,469	410,387	493,367

Other operating loss	(1,633)	(206)	(2,353)	(198)
Operating income	5,010	4,489	14,616	25,317

Other income (expense):
Interest expense, net	(14,986)	(13,815)	(28,657)	(26,545)
Other, net	1	5	4	5
Total other expense	(14,985)	(13,810)	(28,653)	(26,540)

Net loss before taxes	(9,975)	(9,321)	(14,037)	(1,223)
Income tax expense	(639)	(132)	(1,335)	(281)
Loss from continuing operations	(10,614)	(9,453)	(15,372)	(1,504)
Income (loss) from discontinued operations, net of income taxes	(180,568)	4,927	(179,466)	12,014
Net income (loss)	(191,182)	(4,526)	(194,838)	10,510
Less general partner's interest in net (income) loss	3,824	145	3,897	(111)
Less pre-acquisition (income) allocated to the general partner	—	(2,720)	—	(4,938)
Less (income) loss allocable to unvested restricted units	65	6	67	(2)
Limited partners' interest in net income (loss)	$(187,293)	$(7,095)	$(190,874)	$5,459

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

*Related Party Transactions Shown Below

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018[1]	2019	2018[1]
Revenues:*
Terminalling and storage	$17,477	$20,485	$36,449	$40,493
Transportation	5,856	7,066	11,499	13,759
Product Sales	286	377	707	1,001
Costs and expenses:*
Cost of products sold: (excluding depreciation and amortization)
Sulfur services	2,884	2,492	5,458	5,340
Terminalling and storage	7,203	7,089	13,112	12,668
Expenses:
Operating expenses	24,407	23,758	46,943	46,846
Selling, general and administrative	8,558	6,692	17,093	14,618

See accompanying notes to consolidated and condensed financial statements.

1 Financial information for 2018 has been revised to include results attributable to MTI acquired from Martin Resource Management Corporation. See Note 1 – Nature of Operations and Basis of Presentation.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018[1]	2019	2018[1]
Allocation of net income (loss) attributable to:
Limited partner interest:
Continuing operations	$(10,398)	$(11,857)	$(15,060)	$(6,426)
Discontinued operations	(176,895)	4,762	(175,814)	11,885
	$(187,293)	$(7,095)	$(190,874)	$5,459
General partner interest:
Continuing operations	$(212)	$(303)	$(307)	$(16)
Discontinued operations	(3,612)	158	(3,590)	127
	$(3,824)	$(145)	$(3,897)	$111

Net income (loss) per unit attributable to limited partners:
Basic:
Continuing operations	$(0.27)	$(0.31)	$(0.39)	$(0.17)
Discontinued operations	(4.55)	0.13	(4.52)	0.31
	$(4.82)	$(0.18)	$(4.91)	$0.14
Weighted average limited partner units - basic	38,871	38,722	38,912	38,829
Diluted:
Continuing operations	$(0.27)	$(0.31)	$(0.39)	$(0.17)
Discontinued operations	(4.55)	0.13	(4.52)	0.31
	$(4.82)	$(0.18)	$(4.91)	$0.14
Weighted average limited partner units - diluted	38,871	38,722	38,912	38,834

See accompanying notes to consolidated and condensed financial statements.

1 Financial information for 2018 has been revised to include results attributable to MTI acquired from Martin Resource Management Corporation. See Note 1 – Nature of Operations and Basis of Presentation.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL (DEFICIT)
(Unaudited)
(Dollars in thousands)

		Partners’ Capital
	Parent Net Investment[1]	Common Limited		General Partner Amount
		Units	Amount		Total
Balances - January 1, 2018	$24,240	38,444,612	$290,927	$7,314	$322,481
Net income	4,938	—	5,461	111	10,510
Issuance of common units, net	—	—	(118)	—	(118)
Issuance of restricted units	—	633,425	—	—	—
Forfeiture of restricted units	—	(7,000)	—	—	—
Cash distributions	—	—	(38,433)	(784)	(39,217)
Deemed contribution to Martin Resource Management Corporation	(8,857)	—	—	—	(8,857)
Unit-based compensation	—	—	520	—	520
Purchase of treasury units	—	(18,800)	(273)	—	(273)
Excess purchase price over carrying value of acquired assets	—	—	(26)	—	(26)
Balances - June 30, 2018	$20,321	39,052,237	$258,058	$6,641	$285,020

Balances - January 1, 2019	$23,720	39,032,237	$258,085	$6,627	$288,432
Net loss	—	—	(190,941)	(3,897)	(194,838)
Issuance of common units, net of issuance related costs	—	—	(259)	—	(259)
Issuance of restricted units	—	16,944	—	—	—
Forfeiture of restricted units	—	(154,288)	—	—	—
Cash distributions	—	—	(28,851)	(589)	(29,440)
Unit-based compensation	—	—	715	—	715
Excess purchase price over carrying value of acquired assets	—	—	(102,393)	—	(102,393)
Deferred taxes on acquired assets and liabilities	—	—	24,781	—	24,781
Contribution to parent	(23,720)	—	—	—	(23,720)
Purchase of treasury units	—	(31,504)	(392)	—	(392)
Balances - June 30, 2019	$—	38,863,389	$(39,255)	$2,141	$(37,114)

See accompanying notes to consolidated and condensed financial statements.

1 Financial information for 2018 has been revised to include results attributable to MTI acquired from Martin Resource Management Corporation. See Note 1 – Nature of Operations and Basis of Presentation.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2019	2018[1]
Cash flows from operating activities:
Net income (loss)	$(194,838)	$10,510
Less: (Income) loss from discontinued operations, net of income taxes	179,466	(12,014)
Net loss from continuing operations	(15,372)	(1,504)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,988	32,258
Amortization of deferred debt issuance costs	2,478	1,689
Amortization of premium on notes payable	(153)	(153)
Deferred taxes	856	—
Loss on sale of property, plant and equipment	2,353	198
Derivative loss (gain)	2,322	(2,069)
Net cash received (paid) for commodity derivatives	(249)	2,569
Unit-based compensation	715	520
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	28,073	44,772
Product exchange receivables	59	(145)
Inventories	3,044	(15,482)
Due from affiliates	(15,947)	3,241
Other current assets	(3,061)	60
Trade and other accounts payable	(2,800)	(16,155)
Product exchange payables	(4,386)	1,196
Due to affiliates	428	(495)
Income taxes payable	131	(103)
Other accrued liabilities	(3,043)	(6,158)
Change in other non-current assets and liabilities	(693)	931
Net cash provided by continuing operating activities	24,743	45,170
Net cash provided by discontinued operating activities	7,770	23,999
Net cash provided by operating activities	32,513	69,169

Cash flows from investing activities:
Payments for property, plant and equipment	(14,102)	(22,450)
Acquisitions	(23,720)	—
Payments for plant turnaround costs	(4,742)	—
Proceeds from sale of property, plant and equipment	659	500
Net cash used in continuing investing activities	(41,905)	(21,950)
Net cash provided by (used in) discontinued investing activities	209,155	(15,139)
Net cash provided by (used in) investing activities	167,250	(37,089)

Cash flows from financing activities:
Payments of long-term debt and finance lease obligations	(362,672)	(199,765)
Proceeds from long-term debt	298,000	218,000
Proceeds from issuance of common units, net of issuance related costs	(259)	(118)
Purchase of treasury units	(392)	(273)
Deemed distribution to Martin Resource Management Corporation	—	(8,857)
Payment of debt issuance costs	(386)	(1,240)
Excess purchase price over carrying value of acquired assets	(102,393)	(26)
Cash distributions paid	(29,440)	(39,217)
Net cash used in financing activities	(197,542)	(31,496)

Net increase in cash	2,221	584
Cash at beginning of period	300	89
Cash at end of period	$2,521	$673
Non-cash additions to property, plant and equipment	$2,248	$1,811

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
June 30, 2019
(Unaudited)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Martin Midstream Partners L.P. (the "Partnership") is a publicly traded limited partnership with a diverse set of operations focused primarily in the United States ("U.S.") Gulf Coast region. Its four primary business lines include:   terminalling, processing, storage and packaging services for petroleum products and by-products including the refining of naphthenic crude oil; land and marine transportation services for petroleum products and by-products, chemicals, and specialty products; sulfur and sulfur-based products processing, manufacturing, marketing and distribution; and natural gas liquids marketing, distribution, and transportation services.

The Partnership’s unaudited consolidated and condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and U.S. Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial reporting. Accordingly, these financial statements have been condensed and do not include all of the information and footnotes required by U.S. GAAP for annual audited financial statements of the type contained in the Partnership’s annual reports on Form 10-K. In the opinion of the management of the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s financial position, results of operations, and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for such interim periods are not necessarily indicative of the results of operations for the full year. These financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the "SEC") on February 19, 2019. On May 21, 2019, Part II, Items 6, 7, and 8 of the Partnership's Form 10-K for the year ended December 31, 2018, filed with the SEC on February 19, 2019, was updated on Form 8-K/A to reflect the acquisition of Martin Transport, Inc. ("MTI") as if the Partnership owned these assets for the periods presented. See below "Acquisition of Martin Transport, Inc." within this Note 1 for more information.

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated and condensed financial statements in conformity with U.S. GAAP.  Actual results could differ from those estimates.

Divestiture of Natural Gas Storage Assets. On June 28, 2019, the Partnership completed the sale of its membership interests in Arcadia Gas Storage, LLC, Cadeville Gas Storage LLC, Monroe Gas Storage Company, LLC and Perryville Gas Storage LLC (the “Natural Gas Storage Assets”) to Hartree Cardinal Gas, LLC ("Hartree"), a subsidiary of Hartree Bulk Storage, LLC. The Natural Gas Storage Assets consist of approximately 50 billion cubic feet of working capacity located in northern Louisiana and Mississippi. In consideration of the sale of the Natural Gas Storage Assets, the Partnership received cash proceeds of $210,067 after transaction fees and expenses, subject to final post closing adjustments. The net proceeds were used to reduce outstanding borrowings under the Partnership's revolving credit facility. The Partnership has concluded the disposition represents a strategic shift and will have a major effect on its financial results going forward. As a result, the Partnership has presented the results of operations and cash flows relating to the Natural Gas Storage Assets as discontinued operations for the three and six months ended June 30, 2019 and 2018. See Note 4 for more information.

Acquisition of Martin Transport, Inc. On January 2, 2019, the Partnership acquired all of the issued and outstanding equity interests of MTI from Martin Resource Management Corporation. MTI operates a fleet of tank trucks providing transportation of petroleum products, liquid petroleum gas, chemicals, sulfur and other products, as well as owns 23 terminals located throughout the Gulf Coast and Southeastern regions of the United States.

The acquisition of MTI was considered a transfer of net assets between entities under common control. As a result, the acquisition of MTI was recorded at amounts based on the historical carrying value of these assets at January 1, 2019, and the Partnership is required to update its historical financial statements to include the activities of MTI as of the date of common control. See Note 3 for more information. The Partnership’s accompanying historical financial statements have been retrospectively updated to reflect the effects on financial position, cash flows and results of operations attributable to the activities of MTI as if the Partnership owned these assets for the periods presented. See Note 3 for separate results of MTI for the three and six months ended June 30, 2018. Net income attributable to MTI for periods prior to the Partnership’s acquisition of the assets is not allocated to the limited partners for purposes of calculating net income per limited partner unit. See Note 12.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2019
(Unaudited)

Divestiture of WTLPG Partnership Interest. On July 31, 2018, the Partnership completed the sale of its 20 percent non-operating interest in West Texas LPG Pipeline L.P. ("WTLPG") to ONEOK, Inc. (“ONEOK”). WTLPG owns an approximate 2,300 mile common-carrier pipeline system that primarily transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. A wholly-owned subsidiary of ONEOK, Inc. is the operator of the assets. The Partnership has concluded the disposition represents a strategic shift and will have a major effect on its financial results going forward. As a result, the Partnership has presented the results of operations and cash flows relating to its equity method investment in WTLPG as discontinued operations for the three and six months ended June 30, 2018. See Note 4 for more information.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation: Improvements to Non-employee Share-Based Payment Accounting, which will expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The standard is effective for Partnership's financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Partnership adopted this standard effective January 1, 2019. The result of this adoption did not have a material impact on the Partnership's consolidated and condensed financial statements.

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

The new standard provides a number of optional practical expedients in transition. The Partnership elected the "package of practical expedients", which permits the Partnership not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. The Partnership elected the short-term lease recognition exemption for all leases that qualify. This means, for those assets that qualify, the Partnership did not recognize Right-of-Use ("ROU") assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. See Note 9 for more information.

NOTE 3. ACQUISITIONS

Martin Transport, Inc. Stock Purchase Agreement. On January 2, 2019, the Partnership acquired all of the issued and outstanding equity interests of MTI, a wholly-owned subsidiary of Martin Resource Management Corporation which operates a fleet of tank trucks providing transportation of petroleum products, liquid petroleum gas, chemicals, sulfur and other products, as well as owns 23 terminals located throughout the Gulf Coast and Southeastern regions of the United States for total consideration as follows:

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
June 30, 2019
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

The separate results of operations related to MTI for the three and six months ended June 30, 2018 which were recast as part of the Partnership's consolidated and condensed statements of operations were as follows:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Transportation revenue	$30,385	$60,294

Operating expenses	25,681	51,217
Selling, general and administrative	1,364	2,704
Depreciation and amortization	739	1,519
Total costs and expenses	27,784	55,440

Other operating income, net	164	174
Operating income	2,765	5,028

Other income:
Interest expense	(49)	(94)
Other, net	4	4

Income before income taxes	2,720	4,938
Income taxes	—	—
Net income	$2,720	$4,938

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2019
(Unaudited)

NOTE 4. DIVESTITURES AND DISCONTINUED OPERATIONS

Discontinued Operations

Divestiture of Natural Gas Storage Assets. On June 28, 2019, the Partnership completed the sale of the Natural Gas Storage Assets to Hartree, a subsidiary of Hartree Bulk Storage, LLC. The Natural Gas Storage Assets consist of approximately 50 billion cubic feet of working capacity located in northern Louisiana and Mississippi. In consideration of the sale of these assets, the Partnership received cash proceeds of $210,067 after transaction fees and expenses, subject to final post closing adjustments. The net proceeds were used to reduce outstanding borrowings under the Partnership's revolving credit facility. The Partnership has concluded the disposition represents a strategic shift and will have a major effect on its financial results going forward. As a result, the Partnership has presented the results of operations and cash flows relating to the Natural Gas Storage Assets as discontinued operations for the three and six months ended June 30, 2019 and 2018.

The operating results, which are included in income (loss) from discontinued operations, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Total revenues	$11,902	$13,804	$22,836	$29,160
Total costs and expenses and other, net, excluding depreciation and amortization	(9,609)	(5,110)	(15,360)	(10,233)
Depreciation and amortization	(4,080)	(4,684)	(8,161)	(9,362)
Other operating income[1]	(178,781)	(120)	(178,781)	(120)
Income (loss) from discontinued operations before income taxes	(180,568)	3,890	(179,466)	9,445
Income tax expense	—	—	—	—
Income (loss) from discontinued operations, net of income taxes	$(180,568)	$3,890	$(179,466)	$9,445

1 The three and six months ended June 30, 2019 includes a loss on the disposition of the Natural Gas Storage Assets of $178,781.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2019
(Unaudited)

As the disposition of the Natural Gas Storage Assets was completed prior to meeting the criteria in ASC 210-20-14 to be classified as held for sale, the Partnership has adjusted the Balance Sheet as of December 31, 2018 to present separately the assets and liabilities of the Natural Gas Storage Assets. See table below for more information.

December 31, 2018

Accounts and other receivables	$7,269
Inventories	1,942
Other current assets	217
Current assets - Natural Gas Storage Assets	$9,428

Property, plant and equipment, at cost	$425,138
Accumulated depreciation	(49,238)
Intangibles and other assets, net	19,489
Non-current assets - Natural Gas Storage Assets	$395,389

Trade and other accounts payable	$1,682
Product exchange payable	1,134
Due to affiliates	2
Other accrued liabilities	422
Current liabilities - Natural Gas Storage Assets	$3,240

Other long-term obligations	$669
Non-current liabilities - Natural Gas Storage Assets	$669

Divestiture of WTLPG Partnership Interest. On July 31, 2018, the Partnership completed the sale of its 20 percent non-operating interest in WTLPG to ONEOK. WTLPG owns an approximate 2,300 mile common-carrier pipeline system that primarily transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. A wholly-owned subsidiary of ONEOK, Inc. is the operator of the assets. In consideration for the sale of the Natural Gas Storage Assets, the Partnership received cash proceeds of $193,705, after transaction fees and expenses. The proceeds from the sale were used to reduce outstanding borrowings under the Partnership's revolving credit facility.  The Partnership has concluded the disposition represents a strategic shift and will have a major effect on its financial results going forward. As a result, the Partnership has presented the results of operations and cash flows relating to its equity method investment in WTLPG as discontinued operations for the three and six months ended June 30, 2018.

The operating results, which are included in income from discontinued operations, were as follows:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018

Total costs and expenses and other, net, excluding depreciation and amortization[1]	$(94)	$(157)
Equity in earnings	1,131	2,726
Income from discontinued operations before income taxes	1,037	2,569
Income tax expense	—	—
Income from discontinued operations, net of income taxes	$1,037	$2,569

1 These expenses represent direct operating expenses as a result of the Partnership's ownership interest in WTLPG.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2019
(Unaudited)

Long-Lived Assets Held for Sale

At June 30, 2019 and December 31, 2018, certain terminalling and storage and marine transportation assets met the criteria to be classified as held for sale in accordance with ASC 360-10 and are presented at the lower of the assets' carrying amount or fair value less cost to sell by segment in current assets as follows:

	June 30, 2019	December 31, 2018

Terminalling and storage	$3,552	$3,552
Transportation	1,580	2,100
Assets held for sale	$5,132	$5,652

These assets are considered non-core assets to the Partnership's operations and did not qualify for discontinued operations presentation under the guidance of ASC 205-20.

NOTE 5. REVENUE

The following table disaggregates our revenue by major source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Terminalling and storage segment
Lubricant product sales	$31,371	$36,794	$62,438	$73,257
Throughput and storage	21,377	24,068	44,481	48,115
	$52,748	$60,862	$106,919	$121,372
Natural gas liquids segment
Natural gas liquids product sales	$57,398	$90,625	$173,872	$249,787
	$57,398	$90,625	$173,872	$249,787
Sulfur services segment
Sulfur product sales	$8,204	$10,479	$18,156	$22,316
Fertilizer product sales	24,794	25,205	43,576	48,268
Sulfur services	2,858	2,787	5,717	5,574
	$35,856	$38,471	$67,449	$76,158
Transportation segment
Land transportation	$25,497	$24,467	$49,616	$47,372
Inland transportation	14,188	11,206	26,665	20,898
Offshore transportation	1,636	1,533	2,835	3,295
	$41,321	$37,206	$79,116	$71,565

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
June 30, 2019
(Unaudited)

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

Natural Gas Liquids Segment

Natural Gas Liquids ("NGL") distribution revenue is recognized when product is delivered by truck, rail, or pipeline to the Partnership's NGL customers. Revenue is recognized on title transfer of the product to the customer. Delivery of product is invoiced as the transaction occurs and are generally paid within a month.

Sulfur Services Segment

Revenue from sulfur and fertilizer product sales is recognized when the customer takes title to the product.  Delivery of product is invoiced as the transaction occurs and are generally paid within a month. Revenue from sulfur services is recognized as services are performed during each monthly period. The performance of the service is invoiced as the transaction occurs and is generally paid within a month.

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

	2019	2020	2021	2022	2023	Thereafter	Total
Terminalling and storage
Throughput and storage	$25,189	$49,355	$46,642	$42,735	$42,854	$392,624	$599,399
Sulfur services
Sulfur product sales	8,541	4,898	1,181	295	—	—	14,915
Transportation
Offshore transportation	3,128	—	—	—	—	—	3,128
Total	$36,858	$54,253	$47,823	$43,030	$42,854	$392,624	$617,442

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2019
(Unaudited)

NOTE 6. INVENTORIES

Components of inventories at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
Natural gas liquids	$35,909	$30,446
Sulfur	7,648	12,818
Fertilizer	11,749	14,208
Lubricants	21,817	22,887
Other	4,097	3,906
	$81,220	$84,265

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

Selected financial information for WTLPG during the period of ownership is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
2018	Revenues	Net Income	Revenues	Net Income
WTLPG	$23,390	$5,653	$46,431	$13,359

NOTE 8. LONG-TERM DEBT

At June 30, 2019 and December 31, 2018, long-term debt consisted of the following:

	June 30, 2019	December 31, 2018
$500,000 Revolving credit facility at variable interest rate (5.65%[1] weighted average at June 30, 2019), due March 2020[4] secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries and equity method investees, net of unamortized debt issuance costs of $1,787 and $3,537, respectively[2]	$223,213	$283,463
$400,000 Senior notes, 7.25% interest, net of unamortized debt issuance costs of $1,112 and $1,454, respectively, including unamortized premium of $497 and $650, respectively, issued $250,000 February 2013 and $150,000 April 2014, $26,200 repurchased during 2015, due February 2021, unsecured[2,3]	373,185	372,996
Total	596,398	656,459
Less: current portion	—	—
Total long-term debt, net of current portion	$596,398	$656,459

1 Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at LIBOR plus an applicable margin or the base prime rate plus an applicable margin. All amounts outstanding at June 30, 2019 and December

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2019
(Unaudited)

31, 2018 were at LIBOR plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 2.00% to 3.25% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.00% to 2.25%.  The applicable margin for existing LIBOR borrowings at June 30, 2019 is 3.25%. The credit facility contains various covenants which limit the Partnership’s ability to make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management Corporation (the "Omnibus Agreement"). The Partnership is permitted to make quarterly distributions so long as no event of default exists.

2 The Partnership is in compliance with all debt covenants as of June 30, 2019 and December 31, 2018, respectively.

3 The 2021 indenture restricts the Partnership’s ability to sell assets; pay distributions or repurchase units or redeem or repurchase subordinated debt; make investments; incur or guarantee additional indebtedness or issue preferred units; and consolidate, merge or transfer all or substantially all of its assets.

4 On July 18, 2019, the Partnership amended its revolving credit facility to, among other things, extend the maturity date from March 2020 to August 2023 and reduce commitments from $500,000 to $400,000.
The Partnership paid cash interest, net of capitalized interest, in the amount of $7,330 and $6,077 for the three months ended June 30, 2019 and 2018, respectively.  The Partnership paid cash interest, net of capitalized interest, in the amount of $26,693 and $24,955 for the six months ended June 30, 2019 and 2018, respectively.  Capitalized interest was $0 and $167 for the three months ended June 30, 2019 and 2018, respectively. Capitalized interest was $2 and $328 for the six months ended June 30, 2019 and 2018, respectively.

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

Our leases have remaining lease terms of 1 year to 17 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year. The Partnership includes extension periods and excludes termination periods from its lease term if, at commencement, it is reasonably likely that the Partnership will exercise the option.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2019
(Unaudited)

The Partnership's future minimum lease obligations as of December 31, 2018 consisted of the following:

	Operating Leases	Finance Leases
Year 1	$13,126	$6,022
Year 2	7,194	6,068
Year 3	4,262	223
Year 4	2,642	260
Year 5	1,749	—
Thereafter	7,823	—
Total	$36,796	12,573
Less amounts representing interest costs		(892)
Present value of net minimum capital lease payments		11,681
Less current portion		(5,409)
Present value of net minimum capital lease payments, excluding current portion		$6,272

The components of lease expense for the three months and six months ended June 30, 2019 were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$5,363	$10,653

Finance lease cost:
Amortization of right-of-use assets	$688	$1,310
Interest on lease liabilities	185	368
Total finance lease cost	$873	$1,678

Supplemental cash flow information for the six months ended June 30, 2019 related to leases was as follows:

June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,631
Operating cash flows from finance leases	368
Financing cash flows from finance leases	2,672

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,317
Finance leases	1,309

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2019
(Unaudited)

Supplemental balance sheet information related to leases was as follows:

June 30, 2019
Operating Leases
Operating lease right-of-use assets	$25,682

Current portion of operating lease liabilities included in "Other accrued liabilities"	$8,141
Operating lease liabilities	17,913
Total operating lease liabilities	$26,054

Finance Leases
Property, plant and equipment, at cost	$15,367
Accumulated depreciation	(2,576)
Property, plant and equipment, net	$12,791

Current portion finance lease obligations	$6,059
Finance lease obligations	4,259
Total finance lease obligations	$10,318

Weighted Average Remaining Lease Term (years)
Operating leases	6.33
Finance leases	1.39
Weighted Average Discount Rate
Operating leases	5.26%
Finance leases	6.89%

The Partnership’s future minimum lease obligations as of June 30, 2019 consist of the following:

	Operating Leases	Finance Leases
Year 1	$9,351	$6,558
Year 2	6,426	4,015
Year 3	4,196	223
Year 4	2,594	149
Year 5	1,393	—
Thereafter	7,330	—
Total	$31,290	$10,945
Less amounts representing interest costs	(5,236)	(627)
Total lease liability	$26,054	$10,318

As of June 30, 2019, we have additional operating leases, primarily for railcars, that have not yet commenced of $2,003. These operating leases will commence during the third quarter of 2019 with lease terms of 3-5 years.

Rent expense for continuing operating leases for the three and six months ended June 30, 2018 was $5,869 and $12,235, respectively.

Lessor accounting under the new standard is substantially unchanged and all of the Partnership's leases will continue to be classified as operating leases under the new standard.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2019
(Unaudited)

The Partnership has non-cancelable revenue arrangements that are under the scope of ASC 842 whereby we have committed certain terminalling and storage assets in exchange for a minimum fee. Future minimum revenues the Partnership expects to receive under these non-cancelable arrangements as of June 30, 2019, are as follows: 2019 - $11,003; 2020 - $15,434; 2021 - $11,986; 2022 - $10,971; 2023 - $10,576; subsequent years - $58,128.

NOTE 10. SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of "Other accrued liabilities" were as follows:

	June 30, 2019	December 31, 2018
Accrued interest	$10,467	$10,735
Asset retirement obligations	—	2,721
Property and other taxes payable	4,523	5,751
Accrued payroll	3,703	3,110
Operating lease liabilities	8,141	—
Other	2,326	2,063
	$29,160	$24,380

The schedule below summarizes the changes in our asset retirement obligations:

June 30, 2019

Beginning asset retirement obligations	$12,429
Accretion expense	218
Liabilities settled	(3,900)
Ending asset retirement obligations	8,747
Current portion of asset retirement obligations[1]	—
Long-term portion of asset retirement obligations[2]	$8,747

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

(a)    Commodity Derivative Instruments

The Partnership from time to time has used derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  The Partnership monitors and manages the commodity market risk associated with potential commodity risk

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2019
(Unaudited)

exposure.  In addition, the Partnership has focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. The Partnership has entered into hedging transactions as of June 30, 2019 to protect a portion of its commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. At June 30, 2019, the Partnership has instruments totaling a gross notional quantity of 370,000 barrels settling during the period from July 1, 2019 through September 30, 2019. At December 31, 2018, the Partnership had instruments totaling a gross notional quantity of 55,000 barrels settling during the period from January 31, 2019 through February 28, 2019. These instruments settle against the applicable pricing source for each grade and location.

(b)    Interest Rate Derivative Instruments

The Partnership is exposed to market risks associated with interest rates. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. From time to time, the Partnership enters into interest rate swaps to manage interest rate risk associated with the Partnership’s variable rate credit facility and its fixed rate senior unsecured notes. At June 30, 2019 and 2018, the Partnership did not have any outstanding interest rate derivative instruments.

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

(c)    Tabular Presentation of Gains and Losses on Derivative Instruments

The following table summarizes the fair value and classification of the Partnership’s derivative instruments in its Consolidated and Condensed Balance Sheets:

	Fair Values of Derivative Instruments in the Consolidated and Condensed Balance Sheets
	Derivative Assets			Derivative Liabilities
		Fair Values			Fair Values
	Balance Sheet Location	June 30, 2019	December 31, 2018	Balance Sheet Location	June 30, 2019	December 31, 2018
Derivatives not designated as hedging instruments:	Current:
Commodity contracts	Fair value of derivatives	$—	$4	Fair value of derivatives	$2,069	$—
Total derivatives not designated as hedging instruments		$—	$4		$2,069	$—

Effect of Derivative Instruments on the Consolidated and Condensed Statements of Operations
For the Three Months Ended June 30, 2019 and 2018

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2019	2018
Derivatives not designated as hedging instruments:
Commodity contracts	Cost of products sold	$(2,083)	$(401)
Total effect of derivatives not designated as hedging instruments		$(2,083)	$(401)

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2019
(Unaudited)

Effect of Derivative Instruments on the Consolidated and Condensed Statements of Operations
For the Six Months Ended June 30, 2019 and 2018

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2019	2018
Derivatives not designated as hedging instruments:
Commodity contracts	Cost of products sold	$(2,322)	$2,069
Total effect of derivatives not designated as hedging instruments		$(2,322)	$2,069

NOTE 12. PARTNERS' CAPITAL

As of June 30, 2019, Partners’ capital consisted of 38,863,389 common limited partner units, representing a 98% partnership interest, and a 2% general partner interest. Martin Resource Management Corporation, through subsidiaries, owns 6,114,532 of the Partnership's common limited partner units representing approximately 15.7% of the Partnership's outstanding common limited partner units. Martin Midstream GP LLC ("MMGP"), the Partnership's general partner, owns the 2% general partnership interest. Martin Resource Management Corporation controls the Partnership's general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of the Partnership's general partner.

The partnership agreement of the Partnership (the "Partnership Agreement") contains specific provisions for the allocation of net income and losses to each of the partners for purposes of maintaining their respective partner capital accounts.

Incentive Distribution Rights

MMGP holds a 2% general partner interest and certain incentive distribution rights ("IDRs") in the Partnership. IDRs are a separate class of non-voting limited partner interest that may be transferred or sold by the general partner under the terms of the Partnership Agreement, and represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution and any cumulative arrearages on common units once certain target distribution levels have been achieved. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the Partnership Agreement. The general partner was allocated no incentive distributions during the six months ended June 30, 2019 and 2018.

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
June 30, 2019
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Continuing operations:
Loss from continuing operations	$(10,614)	$(9,453)	$(15,372)	$(1,504)
Less pre-acquisition income allocated to the general partner	—	(2,720)	—	(4,938)
Less general partner’s interest in net income (loss):
Distributions payable on behalf of general partner interest	11	819	31	(112)
General partner interest in undistributed loss	(223)	(1,122)	(338)	96
Less loss allocable to unvested restricted units	(4)	(13)	(5)	—
Limited partners’ interest in net loss	$(10,398)	$(11,857)	$(15,060)	$(6,426)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Discontinued operations:
Income (loss) from discontinued operations	$(180,568)	$4,927	$(179,466)	$12,014
Less general partner’s interest in net income (loss):
Distributions payable on behalf of general partner interest	185	(427)	362	896
General partner interest in undistributed loss	(3,797)	585	(3,952)	(769)
Less income (loss) allocable to unvested restricted units	(61)	7	(62)	2
Limited partners’ interest in net income (loss)	$(176,895)	$4,762	$(175,814)	$11,885

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

The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the periods presented:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2019
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic weighted average limited partner units outstanding	38,871,420	38,722,037	38,912,250	38,828,845
Dilutive effect of restricted units issued	—	—	—	5,576
Total weighted average limited partner diluted units outstanding	38,871,420	38,722,037	38,912,250	38,834,421

All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the periods presented. All common unit equivalents were antidilutive for the three and six months ended June 30, 2019 and the three months ended June 30, 2018 because the limited partners were allocated a net loss in this period.

NOTE 13. UNIT BASED AWARDS

The Partnership recognizes compensation cost related to unit-based awards to both employees and non-employees in its consolidated and condensed financial statements in accordance with certain provisions of ASC 718. Amounts recognized in selling, general, and administrative expense in the consolidated and condensed financial statements with respect to these plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Employees	$300	$345	$629	$441
Non-employee directors	63	43	86	79
Total unit-based compensation expense	$363	$388	$715	$520

All of the Partnership's outstanding awards at June 30, 2019 met the criteria to be treated under equity classification.

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
June 30, 2019
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

On March 1, 2018, the Partnership issued 301,550 TBRU's and 317,925 PBRU's to certain employees of Martin Resource Management Corporation. The TBRU's vest in equal installments over a three-year service period. The PBRU's will vest at the conclusion of a three-year performance period based on certain performance targets. In addition, the PBRU's awarded on March 1, 2018 that are achieved will only vest if the grantee is employed by Martin Resource Management Corporation on March 31, 2021. As of June 30, 2019, the Partnership is unable to ascertain if certain performance conditions will be achieved and, as such, has not recognized compensation expense for the vesting of the units. The Partnership will record compensation expense for the vested portion of the units once the achievement of the performance condition is deemed probable.

The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the six months ended June 30, 2019 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	624,125	$13.78
Granted (TBRU)	16,944	$12.45
Vested	(107,762)	$13.82
Forfeited	(154,288)	$13.90
Non-Vested, end of period	379,019	$13.91

Aggregate intrinsic value, end of period	$2,706

A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the six months ended June 30, 2019 and 2018 is provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Aggregate intrinsic value of units vested	$—	$—	$1,351	$1,188
Fair value of units vested	—	—	1,551	2,232

As of June 30, 2019, there was $2,462 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.01 years.

NOTE 14. RELATED PARTY TRANSACTIONS

As of June 30, 2019, Martin Resource Management Corporation owns 6,114,532 of the Partnership’s common units representing approximately 15.7% of the Partnership’s outstanding limited partner units.  Martin Resource Management Corporation controls the Partnership's general partner by virtue of its 51% voting interest in Holdings, the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership and the Partnership’s IDRs.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management Corporation’s ownership as of June 30, 2019, of approximately 15.7% of the

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2019
(Unaudited)

Partnership’s outstanding limited partner units, effectively gives Martin Resource Management Corporation the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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
June 30, 2019
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

Effective January 1, 2019, through December 31, 2019, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $16,657.  The Partnership reimbursed Martin Resource Management Corporation for $4,164 and $4,104 of indirect expenses for the three months ended June 30, 2019 and 2018, respectively.  The Partnership reimbursed Martin Resource Management Corporation for $8,328 and $8,208 of indirect expenses for the six months ended June 30, 2019 and 2018, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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
June 30, 2019
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

Terminal Services Agreements

Diesel Fuel Terminal Services Agreement.  Effective January 1, 2016, the Partnership entered into a second amended and restated terminalling services agreement under which the Partnership provides terminal services to Martin Resource Management Corporation for marine fuel distribution.  At such time, the per gallon throughput fee the Partnership charged under this agreement was increased when compared to the previous agreement and may be adjusted annually based on a price index.  This agreement was further amended on January 1, 2017, October 1, 2017, and April 1, 2019 to modify its minimum throughput requirements and throughput fees. The term of this agreement is currently evergreen and it will continue on a month to month basis until terminated by either party by giving 60 days’ written notice.

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
June 30, 2019
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

The impact of related party revenues from sales of products and services is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Terminalling and storage	$17,477	$20,485	$36,449	$40,493
Transportation	5,856	7,066	11,499	13,759
Product sales:
Sulfur services	9	226	16	612
Terminalling and storage	277	151	691	389
	286	377	707	1,001
	$23,619	$27,928	$48,655	$55,253

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2019
(Unaudited)

The impact of related party cost of products sold is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of products sold:
Sulfur services	2,884	2,492	$5,458	$5,340
Terminalling and storage	7,203	7,089	13,112	12,668
	$10,087	$9,581	$18,570	$18,008

The impact of related party operating expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Transportation	$16,319	$15,445	$31,299	$30,492
Natural gas liquids	2,054	2,232	4,079	4,431
Sulfur services	1,402	1,492	2,326	2,831
Terminalling and storage	4,632	4,589	9,239	9,092
	$24,407	$23,758	$46,943	$46,846

The impact of related party selling, general and administrative expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Selling, general and administrative:
Transportation	$1,729	$229	$3,457	$442
Natural gas liquids	1,128	1,025	2,317	3,279
Sulfur services	710	660	1,426	1,319
Terminalling and storage	737	662	1,454	1,343
Indirect, including overhead allocation	4,254	4,116	8,439	8,235
	$8,558	$6,692	$17,093	$14,618

NOTE 15. BUSINESS SEGMENTS

The Partnership has four reportable segments: natural gas liquids, terminalling and storage, sulfur services and transportation. The Partnership’s reportable segments are strategic business units that offer different products and services. The operating income of these segments is reviewed by the chief operating decision maker to assess performance and make business decisions.

The accounting policies of the operating segments are the same as those described in Note 2 in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 19, 2019, as amended on Form 8-K/A on May 21, 2019. The Partnership evaluates the performance of its reportable segments based on operating income. There is no allocation of administrative expenses or interest expense.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2019
(Unaudited)

Three Months Ended June 30, 2019	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$54,351	$(1,603)	$52,748	$7,826	$4,254	$3,668
Transportation	47,233	(5,912)	41,321	3,778	(2,629)	746
Sulfur services	35,856	—	35,856	2,854	7,528	3,273
Natural gas liquids	57,398	—	57,398	629	456	940
Indirect selling, general and administrative	—	—	—	—	(4,599)	—
Total	$194,838	$(7,515)	$187,323	$15,087	$5,010	$8,627

Three Months Ended June 30, 2018	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$62,314	$(1,452)	$60,862	$11,690	$2,653	$2,471
Transportation	43,553	(6,347)	37,206	2,550	(3,087)	2,883
Sulfur services	38,471	—	38,471	2,086	6,257	966
Natural gas liquids	90,643	(18)	90,625	620	3,012	258
Indirect selling, general and administrative	—	—	—	—	(4,346)	—
Total	$234,981	$(7,817)	$227,164	$16,946	$4,489	$6,578

Six Months Ended June 30, 2019	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$110,243	$(3,324)	$106,919	$15,663	$9,069	$9,013
Transportation	92,419	(13,303)	79,116	7,348	(6,509)	3,207
Sulfur services	67,449	—	67,449	5,722	13,908	5,479
Natural gas liquids	173,872	—	173,872	1,255	7,314	1,227
Indirect selling, general and administrative	—	—	—	—	(9,166)	—
Total	$443,983	$(16,627)	$427,356	$29,988	$14,616	$18,926

Six Months Ended June 30, 2018	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$124,297	$(2,925)	$121,372	$21,849	$6,349	$4,592
Transportation	85,490	(13,925)	71,565	5,016	(8,126)	12,566
Sulfur services	76,158	—	76,158	4,150	16,423	2,514
Natural gas liquids	249,806	(19)	249,787	1,243	19,248	488
Indirect selling, general and administrative	—	—	—	—	(8,577)	—
Total	$535,751	$(16,869)	$518,882	$32,258	$25,317	$20,160

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2019
(Unaudited)

The Partnership's assets by reportable segment as of June 30, 2019 and December 31, 2018, are as follows:

	June 30, 2019	December 31, 2018
Total assets:
Terminalling and storage	$317,325	$298,784
Transportation	180,821	146,529
Sulfur services	118,384	115,498
Natural gas liquids	83,978	512,817
Total assets	$700,508	$1,073,628

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
Level 3: Unobservable inputs that reflect the entity's own assumptions and are not corroborated by market data.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 2
	June 30, 2019	December 31, 2018
Commodity derivative contracts, net	$(2,069)	$4

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2019
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

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Senior unsecured notes	$373,185	$371,534	$372,996	$360,138

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

NOTE 19. INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Provision for income taxes	$639	$132	$1,335	$281

The operations of a partnership are generally not subject to income taxes, except for Texas margin tax, because its income is taxed directly to its partners. MTI is subject to income taxes due to its corporate structure. Total income tax expense of $429 and $877, related to the operation of the subsidiary, for the three and six months ended June 30, 2019, respectively, resulted in an effective income tax rate of 26.30% and 25.49%, respectively.

Total income tax expense (benefit) of $0 and $0, related to the operation of the subsidiary, for the three and six months ended June 30, 2018, respectively, resulted in an effective income tax rate of 0% and 0%, respectively. The increase in the effective income tax rate and provision for income taxes during the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, is primarily due to a change in MTI’s tax status from a non-taxable Qualified Subchapter S subsidiary (“QSub”) to a taxable C Corporation upon acquisition.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2019
(Unaudited)

A current federal income tax expense (benefit) of $(78) and $218, related to the operation of the subsidiary, were recorded for the three and six months ended June 30, 2019, and $0 and $0 for the three and six months ended June 30, 2018, respectively. A current state income tax expense (benefit) of $20 and $(198), related to the operation of the subsidiary, were recorded for the three and six months ended June 30, 2019, and $0 and $0 for the three and six months ended June 30, 2018, respectively. In connection with the MTI acquisition, the Partnership also established deferred income taxes of $24,781 associated with book and tax basis differences of the acquired assets and liabilities. The basis differences are primarily related to property, plant and equipment and deductible tax goodwill. Equity of MTI was adjusted for the deferred tax consequences of the basis differences caused by the transaction between entities under common control.

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

A deferred tax expense related to the MTI temporary differences of $487 and $856 was recorded for the three and six months ended June 30, 2019, respectively, and $0 and $0 was recorded for the three and six months ended June 30, 2018, respectively. A deferred tax asset of $23,925 and $0, related to the cumulative book and tax temporary differences, existed at June 30, 2019 and December 31, 2018, respectively.

All income tax positions taken for all open years are more likely than not to be sustained based upon their technical merit under applicable tax laws.

NOTE 20. SUBSEQUENT EVENTS

Quarterly Distribution. On July 18, 2019, the Partnership declared a quarterly cash distribution of $0.25 per common unit for the second quarter of 2019, or $1.00 per common unit on an annualized basis, which will be paid on August 14, 2019 to unitholders of record as of August 7, 2019.

Credit Facility Amendment and Extension. On July 18, 2019, the Partnership amended its revolving credit facility to, among other things, extend the maturity date from March 2020 to August 2023 and reduce commitments from $500,000 to $400,000.

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

Overview

We are a publicly traded limited partnership with a diverse set of operations focused primarily in the United States ("U.S.") Gulf Coast region. Our four primary business lines include:

•	Terminalling, processing, storage and packaging services for petroleum products and by-products including the refining of naphthenic crude oil;

•	Land and marine transportation services for petroleum products and by-products, chemicals, and specialty products;

•	Sulfur and sulfur-based products processing, manufacturing, marketing, and distribution; and

•	Natural gas liquids marketing, distribution, and transportation services.

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

We were formed in 2002 by Martin Resource Management Corporation, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management Corporation has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management Corporation is an important supplier and customer of ours. As of June 30, 2019, Martin Resource Management Corporation owned 15.7% of our total outstanding common limited partner units. Furthermore, Martin Resource Management Corporation controls Martin Midstream GP LLC ("MMGP"), our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of MMGP. MMGP owns a 2.0%

general partner interest in us and all of our incentive distribution rights. Martin Resource Management Corporation directs our business operations through its ownership interests in and control of our general partner.

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

Martin Resource Management Corporation has operated our business since 2002.  Martin Resource Management Corporation began operating our natural gas liquids business in the 1950s and our sulfur business in the 1960s. It began our marine transportation business in the late 1980s and our land transportation business in the early 1980s. It entered into our fertilizer and terminalling and storage businesses in the early 1990s. In recent years, Martin Resource Management Corporation has increased the size of our asset base through expansions and strategic acquisitions.

Significant Recent Developments

Divestiture of Natural Gas Storage Assets. On June 28, 2019, we completed the sale of our membership interests in Arcadia Gas Storage, LLC, Cadeville Gas Storage LLC, Monroe Gas Storage Company, LLC and Perryville Gas Storage LLC (the “Natural Gas Storage Assets”) to Hartree Cardinal Gas, LLC ("Hartree"), a subsidiary of Hartree Bulk Storage, LLC. The Natural Gas Storage Assets consist of approximately 50 billion cubic feet of working capacity located in northern Louisiana and Mississippi. In consideration of the sale of the Natural Gas Storage Assets, we received cash proceeds of $210.1 million after transaction fees and expenses, subject to final post closing adjustments. The proceeds were used to reduce outstanding borrowings under our revolving credit facility.

Martin Transport Inc. Stock Purchase Agreement. On October 22, 2018, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Martin Resource Management Corporation to acquire all of the issued and outstanding equity interests of Martin Transport, Inc. (“MTI”), a wholly-owned subsidiary of Martin Resource Management Corporation which operates a fleet of tank trucks providing transportation of petroleum products, liquid petroleum gas, chemicals, sulfur and other products, as well as owns twenty-three terminals located throughout the Gulf Coast and Southeastern regions of the United States for total consideration of $135.0 million with a $10.0 million earn-out based on certain performance thresholds. Additionally, a post-closing working capital adjustment was finalized on January 28, 2019 which included additional consideration paid to Martin Resource Management Corporation of $2.8 million. The Stock Purchase Agreement contained customary representations and warranties. Martin Resource Management Corporation has owned and operated MTI or its predecessor for over 40 years and MTI is integral to our routine movements of sulfur and NGL’s. Based on operational estimates and current transportation market conditions, this drop-down from our general partner will provide strategic long-term growth for the Partnership. This transaction closed January 2, 2019 and was effective as of January 1, 2019. As of January 1, 2019, Martin Resource Management Corporation will no longer provide land transportation services.

Subsequent Events

Quarterly Distribution. On July 18, 2019, we declared a quarterly cash distribution of $0.25 per common unit for the second quarter of 2019, or $1.00 per common unit on an annualized basis, which will be paid on August 14, 2019 to unitholders of record as of August 7, 2019.

Credit Facility Amendment and Extension. On July 18, 2019, the Partnership amended its revolving credit facility to, among other things, extend the maturity date from March 2020 to August 2023 and reduce commitments from $500.0 million to $400.0 million.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated and condensed financial statements included elsewhere herein. We prepared these financial statements in conformity with United States generally accepted accounting principles ("U.S. GAAP" or "GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. See the "Critical Accounting Policies and Estimates" section in "Managements Discussion and Analysis of Financial Condition and Results of Operations" and Note 2, "Significant Accounting Policies" in Notes to Consolidated Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the "SEC") on February 19, 2019, as amended.

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

Related Party Agreements

The Omnibus Agreement requires us to reimburse Martin Resource Management Corporation for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management Corporation for $38.8 million of direct costs and expenses for the three months ended June 30, 2019 compared to $35.9 million for the three months ended June 30, 2018. We reimbursed Martin Resource Management Corporation for $74.2 million of direct costs and expenses for the six months ended June 30, 2019 compared to $71.2 million for the six months ended June 30, 2018. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management Corporation for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.  For the three months ended June 30, 2019 and 2018, the conflicts committee of the board of directors of the general partner of the Partnership (the "Conflicts Committee") approved reimbursement amounts of $4.3 million and $4.1 million, respectively. For the six months ended June 30, 2019 and 2018, the Conflicts Committee approved reimbursement amounts of $8.4 million and $8.2 million, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management Corporation provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management Corporation’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management Corporation also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

Commercial

We have been and anticipate that we will continue to be both a significant customer and supplier of products and services offered by Martin Resource Management Corporation. In the aggregate, the impact of related party transactions included in cost of products sold accounted for approximately 10% and 7% of our total cost of products sold during the three months ended June 30, 2019 and 2018. In the aggregate, the impact of related party transactions included in cost of products sold accounted for approximately 7% and 5% of our total cost of products sold during the six months ended June 30, 2019 and 2018, respectively. We also purchase marine fuel from Martin Resource Management Corporation, which we account for as an operating expense.

Correspondingly, Martin Resource Management Corporation is one of our significant customers. Our sales to Martin Resource Management Corporation accounted for approximately 13% and 12% of our total revenues for the three months ended June 30, 2019 and 2018, respectively. Our sales to Martin Resource Management Corporation accounted for approximately 11% of our total revenues for both the six months ended June 30, 2019 and 2018, respectively.  We have entered into certain agreements with Martin Resource Management Corporation pursuant to which we provide terminalling and storage and marine transportation services to its subsidiary, Martin Energy Services, LLC ("MES"), and MES provides terminal services to us to handle lubricants, greases and drilling fluids.  Additionally, we have entered into a long-term, fee for services-based tolling agreement with Martin Resource Management Corporation where Martin Resource Management Corporation agrees to pay us for the processing of its crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts.

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

Non-GAAP Financial Measures

The following table reconciles the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the three and six months ended June 30, 2019 and 2018.

Reconciliation of EBITDA, Adjusted EBITDA, and Distributable Cash Flow

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018[1]	2019	2018[1]
	(in thousands)		(in thousands)
Net income (loss)	$(191,182)	$(4,526)	$(194,838)	$10,510
Less: (Income) loss from discontinued operations, net of income taxes	180,568	(4,927)	179,466	(12,014)
Loss from continuing operations	(10,614)	(9,453)	(15,372)	(1,504)
Adjustments:
Interest expense, net	14,986	13,815	28,657	26,545
Income tax expense	639	132	1,335	281
Depreciation and amortization	15,087	16,946	29,988	32,258
EBITDA from Continuing Operations	20,098	21,440	44,608	57,580
Adjustments:
Loss on sale of property, plant and equipment	1,633	206	2,353	198
Unrealized mark-to-market on commodity derivatives	2,220	654	2,073	500
Transaction costs associated with acquisitions	40	—	224	—
Non-cash insurance related accruals	500	—	500	—
Lower of cost or market adjustments	303	—	303	—
Unit-based compensation	363	388	715	520
Adjusted EBITDA from Continuing Operations	25,157	22,688	50,776	58,798
Adjustments:
Interest expense, net	(14,986)	(13,815)	(28,657)	(26,545)
Income tax expense	(639)	(132)	(1,335)	(281)
Amortization of debt premium	(76)	(76)	(153)	(153)
Amortization of deferred debt issuance costs	1,583	870	2,478	1,689
Deferred income taxes	487	—	856	—
Payments for plant turnaround costs	(915)	—	(4,742)	—
Maintenance capital expenditures	(2,628)	(4,857)	(6,487)	(10,100)
Distributable Cash Flow from Continuing Operations	$7,983	$4,678	$12,736	$23,408

Income (loss) from discontinued operations, net of income taxes	$(180,568)	$4,927	$(179,466)	$12,014
Adjustments:
Depreciation and amortization	4,080	4,684	8,161	9,362
EBITDA from Discontinued Operations	(176,488)	9,611	(171,305)	21,376
Equity in earnings of unconsolidated entities	—	(1,131)	—	(2,726)
Distributions from unconsolidated entities	—	1,500	—	3,000
Loss on sale of property, plant and equipment	178,781	120	178,781	120
Non-cash insurance related accruals	3,213	—	3,213	—
Adjusted EBITDA from Discontinued Operations	5,506	10,100	10,689	21,770
Maintenance capital expenditures	(576)	(512)	(912)	(1,271)
Distributable Cash Flow from Discontinued Operations	$4,930	$9,588	$9,777	$20,499

1 Financial information for 2018 has been revised to include results attributable to MTI acquired from Martin Resource Management Corporation. See Note 1 – Nature of Operations and Basis of Presentation.

Results of Operations

The results of operations for the three and six months ended June 30, 2019 and 2018 have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the three and six months ended June 30, 2019 and 2018.  The results of operations for these interim periods are not necessarily indicative of the results of operations which might be expected for the entire year.

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

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended June 30, 2019	(in thousands)
Terminalling and storage	$54,351	$(1,603)	$52,748	$4,400	$(146)	$4,254
Transportation	47,233	(5,912)	41,321	3,314	(5,943)	(2,629)
Sulfur services	35,856	—	35,856	5,285	2,243	7,528
Natural gas liquids	57,398	—	57,398	(3,390)	3,846	456
Indirect selling, general and administrative	—	—	—	(4,599)	—	(4,599)
Total	$194,838	$(7,515)	$187,323	$5,010	$—	$5,010

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended June 30, 2018	(in thousands)
Terminalling and storage	$62,314	$(1,452)	$60,862	$2,749	$(96)	$2,653
Transportation	43,553	(6,347)	37,206	3,310	(6,397)	(3,087)
Sulfur services	38,471	—	38,471	3,597	2,660	6,257
Natural gas liquids	90,643	(18)	90,625	(821)	3,833	3,012
Indirect selling, general and administrative	—	—	—	(4,346)	—	(4,346)
Total	$234,981	$(7,817)	$227,164	$4,489	$—	$4,489

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Six Months Ended June 30, 2019	(in thousands)
Terminalling and storage	$110,243	$(3,324)	$106,919	$9,486	$(417)	$9,069
Transportation	92,419	(13,303)	79,116	6,844	(13,353)	(6,509)
Sulfur services	67,449	—	67,449	9,103	4,805	13,908
Natural gas liquids	173,872	—	173,872	(1,651)	8,965	7,314
Indirect selling, general and administrative	—	—	—	(9,166)	—	(9,166)
Total	$443,983	$(16,627)	$427,356	$14,616	$—	$14,616

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Six Months Ended June 30, 2018	(in thousands)
Terminalling and storage	$124,297	$(2,925)	$121,372	$6,368	$(19)	$6,349
Transportation	85,490	(13,925)	71,565	5,935	(14,061)	(8,126)
Sulfur services	76,158	—	76,158	11,284	5,139	16,423
Natural gas liquids	249,806	(19)	249,787	10,307	8,941	19,248
Indirect selling, general and administrative	—	—	—	(8,577)	—	(8,577)
Total	$535,751	$(16,869)	$518,882	$25,317	$—	$25,317

Terminalling and Storage Segment

Comparative Results of Operations for the Three Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,		Variance	Percent Change
	2019	2018
	(In thousands, except BBL per day)
Revenues:
Services	$22,966	$25,491	$(2,525)	(10)%
Products	31,385	36,823	(5,438)	(15)%
Total revenues	54,351	62,314	(7,963)	(13)%

Cost of products sold	27,497	33,596	(6,099)	(18)%
Operating expenses	13,257	12,909	348	3%
Selling, general and administrative expenses	1,378	1,334	44	3%
Depreciation and amortization	7,826	11,690	(3,864)	(33)%
	4,393	2,785	1,608	58%
Other operating income (loss)	7	(36)	43	119%
Operating income	$4,400	$2,749	$1,651	60%

Shore-based throughput volumes (guaranteed minimum) (gallons)	20,000	20,000	—	—%
Smackover refinery throughput volumes (guaranteed minimum BBL per day)	6,500	6,500	—	—%

Services revenues. Services revenue decreased $2.5 million, of which $1.7 million was primarily a result of decreased throughput fees at our shore-based terminals combined with a $0.8 million decrease in throughput fees at our specialty terminals.

Products revenues. A 36% decrease in sales volumes combined with a 29% decrease in average sales price at our shore based terminals resulted in an $8.3 million decrease to products revenues. Offsetting this decrease was a 13% increase in sales volumes combined with a 1% increase in average sales price at our blending and packaging facilities resulting in a $3.1 million increase to products revenues.

Cost of products sold.  A 36% decrease in sales volumes combined with a 31% decrease in average cost per gallon at our shore based terminals resulted in an $8.0 million decrease in cost of products sold. Offsetting this decrease was a 13% increase in sales volumes, offset by a 1% decrease in average cost per gallon at our blending and packaging facilities resulting in a $2.2 million increase in cost of products sold.

Operating expenses. Operating expenses increased $0.3 million primarily due to increased repairs and maintenance of $0.2 million and increased compensation expense of $0.1 million.

Selling, general and administrative expenses.   Selling, general and administrative expenses remained relatively consistent.

Depreciation and amortization.  The decrease in depreciation and amortization is due to the disposition of assets at several closed shore-based facilities and our sulfuric acid terminal in Elko, Nevada, offset by recent capital expenditures.

Other operating income (loss).  Other operating loss represents gains and losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,		Variance	Percent Change
	2019	2018
	(In thousands, except BBL per day)
Revenues:
Services	$47,766	$50,994	$(3,228)	(6)%
Products	62,477	73,303	(10,826)	(15)%
Total revenues	110,243	124,297	(14,054)	(11)%

Cost of products sold	55,774	67,098	(11,324)	(17)%
Operating expenses	26,610	26,356	254	1%
Selling, general and administrative expenses	2,727	2,590	137	5%
Depreciation and amortization	15,663	21,849	(6,186)	(28)%
	9,469	6,404	3,065	48%
Other operating income (loss)	17	(36)	53	147%
Operating income	$9,486	$6,368	$3,118	49%

Shore-based throughput volumes (guaranteed minimum) (gallons)	40,000	40,000	—	—%
Smackover refinery throughput volumes (guaranteed minimum) (BBL per day)	6,500	6,500	—	—%

Services revenues. Services revenue decreased $3.2 million, of which $1.7 million was primarily a result of decreased throughput fees at our shore-based terminals combined with a $0.9 million decrease as a result of the disposition of our sulfuric acid terminal in Elko, Nevada. In addition, $1.0 million was a result of decreased throughput at our Tampa specialty terminal. Offsetting these decreases, was an increase of $0.5 million across our specialty terminals.

Products revenues. A 33% decrease in sales volumes combined with a 24% decrease in average sales price at our shore based terminals resulted in a $16.7 million decrease in products revenues. Offsetting this decrease was a 13% increase in sales volumes combined with a 3% increase in average sales price at our blending and packaging facilities resulting in a $6.3 million increase to products revenues.

Cost of products sold.  A 33% decrease in sales volumes combined with a 25% decrease in average sales price at our shore based terminals resulting in a $15.8 million decrease in cost of products sold. Offsetting this decrease was a 13% increase in sales volumes combined with a 2% increase in average cost per gallon at our blending and packaging facilities resulting in a $4.9 million increase in cost of products sold.

Operating expenses. Operating expenses increased $0.3 million primarily due to increased labor and burden of $0.5 million, $0.2 million related to increased wharfage and dockage out our Tampa facility, offset by a decrease of $0.4 million as result of the disposition of our sulfuric acid terminal in Elko, Nevada.

Selling, general and administrative expenses.   Selling, general and administrative expenses remained relatively consistent.

Depreciation and amortization.  The decrease in depreciation and amortization is due to the disposition of assets at several closed shore-based facilities and our sulfuric acid terminal in Elko, Nevada, offset by recent capital expenditures.

Other operating income (loss).  Other operating income represents gains and losses from the disposition of property, plant and equipment.

Transportation Segment

Comparative Results of Operations for the Three Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,		Variance	Percent Change
	2019	2018
	(In thousands)
Revenues	$47,233	$43,553	$3,680	8%
Operating expenses	36,512	36,055	457	1%
Selling, general and administrative expenses	1,980	1,452	528	36%
Depreciation and amortization	3,778	2,550	1,228	48%
	4,963	3,496	1,467	42%
Other operating loss	(1,649)	(186)	(1,463)	(787)%
Operating income	$3,314	$3,310	$4	—%

Marine Transportation Revenues.  Inland revenue increased $2.9 million, primarily related to increased utilization and additional leased equipment being placed in service. Additionally, ancillary revenue (primarily fuel) increased $0.3 million.

Land Transportation Revenues. Freight revenue increased $0.5 million. Transportation rates increased 3% resulting in an increase to freight revenue of $0.6 million. Miles decreased 1% resulting in an offsetting decrease of $0.1 million.

Operating expenses.  The increase in operating expenses is primarily a result of increased compensation expense of $1.3 million, outside towing of $0.8 million, and repairs and maintenance of $0.4 million. These increases were offset by a decrease in lease expense of $1.0 million, a reclassification of expenses from operating to selling, general and administrative expense of $0.4 million and pass through expenses (primarily fuel) of $0.3 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased primarily due to the reclassification of expenses from operating expense to selling, general and administration expense of $0.4 million.

Depreciation and amortization.  Depreciation and amortization increased as a result of recent capital expenditures offset by asset disposals.

Other operating loss.  Other operating loss represents losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,		Variance	Percent Change
	2019	2018
	(In thousands)
Revenues	$92,419	$85,490	$6,929	8%
Operating expenses	71,777	71,495	282	—%
Selling, general and administrative expenses	4,065	2,868	1,197	42%
Depreciation and amortization	7,348	5,016	2,332	46%
	$9,229	$6,111	$3,118	51%
Other operating loss	(2,385)	(176)	(2,209)	(1,255)%
Operating income	$6,844	$5,935	$909	15%

Marine Transportation Revenues.  An increase of $5.8 million in inland revenue is attributable to increased utilization and transportation rates. Additionally, ancillary revenue (primarily fuel) increased $0.2 million. Offsetting these increases, offshore revenue decreased $0.5 million primarily due to equipment being down for regulatory inspections and maintenance.

Land Transportation Revenues. Freight revenue increased $1.2 million. Transportation rates increased 6% resulting in an increase to freight revenue of $2.8 million. Additionally, ancillary revenue (fuel), increased $0.2 million. Miles decreased 3% resulting in an offsetting decrease of $1.6 million.

Operating expenses.  The increase in operating expenses is primarily a result of increased outside towing of $1.7 million, compensation expense of $1.7 million, and repairs and maintenance of $0.8 million. These increases were offset by a decrease in lease expense of $2.6 million, reclassification of expenses from operating expense to selling, general and administrative expense of $0.8 million and pass through expenses (primarily fuel) of $0.6 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased primarily due to the reclassification of expenses from operating expense to selling, general and administration expense of $0.8 million.

Depreciation and amortization.  Depreciation and amortization increased as a result of recent capital expenditures offset by asset disposals.

Other operating loss.  Other operating loss represents losses from the disposition of property, plant and equipment.

Sulfur Services Segment

Comparative Results of Operations for the Three Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,		Variance	Percent Change
	2019	2018
	(In thousands)
Revenues:
Services	$2,858	$2,787	$71	3%
Products	32,998	35,684	(2,686)	(8)%
Total revenues	35,856	38,471	(2,615)	(7)%

Cost of products sold	23,676	28,829	(5,153)	(18)%
Operating expenses	2,789	2,929	(140)	(5)%
Selling, general and administrative expenses	1,251	1,046	205	20%
Depreciation and amortization	2,854	2,086	768	37%
	5,286	3,581	1,705	48%
Other operating income (loss)	(1)	16	(17)	(106)%
Operating income	$5,285	$3,597	$1,688	47%

Sulfur (long tons)	182	178	4	2%
Fertilizer (long tons)	88	93	(5)	(5)%
Total sulfur services volumes (long tons)	270	271	(1)	—%

Services revenues.  Services revenues increased $0.1 million as a result of renegotiation of contract terms effective January 2019.

Products revenues.  Products revenues decreased $2.6 million as a result of a 7% decrease in average sales price. Sales volumes remained consistent.

Cost of products sold.  An 18% decrease in average cost of products sold per ton resulted in a decrease of $5.1 million. Sales volumes remained consistent. Margin per ton increased $9.23, or 36%.

Operating expenses.  Our operating expenses decreased primarily as a result of a $0.1 million decline in insurance claims, $0.1 million reduction in lease expense, and a $0.1 million decrease in marine fuel expense offset by a $0.1 million increase in compensation expense.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased $0.1 million due to increased compensation expense and $0.1 million related to professional fees.

Depreciation and amortization.   Depreciation and amortization increased as a result of recent capital expenditures.

Other operating income (loss).  Other operating income (loss) represents gains and losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,		Variance	Percent Change
	2019	2018
	(In thousands)
Revenues:
Services	$5,717	$5,574	$143	3%
Products	61,732	70,584	(8,852)	(13)%
Total revenues	67,449	76,158	(8,709)	(11)%

Cost of products sold	45,242	52,816	(7,574)	(14)%
Operating expenses	4,952	5,841	(889)	(15)%
Selling, general and administrative expenses	2,429	2,081	348	17%
Depreciation and amortization	5,722	4,150	1,572	38%
	9,104	11,270	(2,166)	(19)%
Other operating income (loss)	(1)	14	(15)	(107)%
Operating income	$9,103	$11,284	$(2,181)	(19)%

Sulfur (long tons)	291	354	(63)	(18)%
Fertilizer (long tons)	155	181	(26)	(14)%
Total sulfur services volumes (long tons)	446	535	(89)	(17)%

Services revenues.  Services revenues increased $0.1 million as a result of renegotiation of contract terms effective January 2019.

Products revenues.  Products revenue decreased $12.3 million as a result of a 17% decline in sales volumes, primarily attributable to an 18% decrease in sulfur volumes. A 5% increase in average sales price resulted in an offsetting increase of $3.5 million.

Cost of products sold.  A 17% decrease in sales volumes reduced our cost of products sold by $9.0 million. Offsetting this decrease was an increase in cost of products sold of $1.5 million as a result of a 3% increase in average cost of products sold per ton. Margin per ton increased $3.76, or 11%.

Operating expenses.  Operating expenses decreased primarily as a result of a $0.4 million reduction in marine fuel and lube and $0.2 million in lower repairs and maintenance of marine vessels. An additional combined decrease of $0.2 million is due to a reduction in leases, insurance claims and other marine operating expenses.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased $0.2 million due to compensation expense and $0.1 million due to professional fees.

Depreciation and amortization.   Depreciation and amortization increased as a result of recent capital expenditures.

Other operating income (loss).  Other operating income (loss) represents gains and losses from the disposition of property, plant and equipment.

Natural Gas Liquids Segment

Comparative Results of Operations for the Three Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,		Variance	Percent Change
	2019	2018
	(In thousands)
Products Revenues	$57,398	$90,643	$(33,245)	(37)%
Cost of products sold	57,392	88,389	(30,997)	(35)%
Operating expenses	1,680	1,717	(37)	(2)%
Selling, general and administrative expenses	1,097	738	359	49%
Depreciation and amortization	629	620	9	1%
	(3,400)	(821)	(2,579)	(314)%
Other operating income	10	—	10
Operating loss	$(3,390)	$(821)	$(2,569)	(313)%

NGL sales volumes (Bbls)	1,457	1,743	(286)	(16)%

Products Revenues. Our average sales price per barrel decreased $12.61, or 24%, resulting in a decrease to revenues of $22.0 million. The decrease in average sales price per barrel was a result of a decrease in market prices. Sales volumes decreased 16%, decreasing revenues by $11.2 million.

Cost of products sold.  Our average cost per barrel decreased $11.32, or 22%, decreasing cost of products sold by $19.7 million.  The decrease in average cost per barrel was a result of a decrease in market prices.  The decrease in sales volume of 16% resulted in an $11.3 million decrease to cost of products sold. Our margins decreased $1.29 per barrel, or 99%, during the period.

Operating expenses.  Operating expenses remained relatively consistent.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased primarily due to $0.1 million of increased property tax expense, $0.1 million of increased insurance claims expense and $0.1 million of increased compensation expense.

Depreciation and amortization. Depreciation and amortization remained relatively consistent.

Other operating income.  Other operating income represents gains and losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,		Variance	Percent Change
	2019	2018
	(In thousands)
Products Revenues	$173,872	$249,806	$(75,934)	(30)%
Cost of products sold	168,701	232,122	(63,421)	(27)%
Operating expenses	3,386	3,389	(3)	—%
Selling, general and administrative expenses	2,197	2,745	(548)	(20)%
Depreciation and amortization	1,255	1,243	12	1%
	(1,667)	10,307	(11,974)	(116)%
Other operating income	16	—	16
Operating income (loss)	$(1,651)	$10,307	$(11,958)	(116)%

NGL sales volumes (Bbls)	4,364	5,184	(820)	(16)%

Products Revenues. Our average sales price per barrel decreased $8.35, or 17%, resulting in a decrease to revenues of $43.2 million. The decrease in average sales price per barrel was a result of a decrease in market prices. Sales volumes decreased 16%, decreasing revenues by $32.7 million.

Cost of products sold.  Our average cost per barrel decreased $6.12, or 14%, decreasing cost of products sold by $31.7 million.  The decrease in average cost per barrel was a result of a decrease in market prices.  The decrease in sales volume of 16% resulted in a $31.7 million decrease to cost of products sold. Our margins decreased $2.23 per barrel, or 65%, during the period.

Operating expenses.  Operating expenses remained relatively consistent.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased primarily due to decreased compensation expense.

Depreciation and amortization. Depreciation and amortization remained relatively consistent.

Other operating income.  Other operating income represents gains from the disposition of property, plant and equipment.

Interest Expense, Net

Comparative Components of Interest Expense, Net for the Three Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,		Variance	Percent Change
	2019	2018
	(In thousands)
Revolving loan facility	$6,142	$5,867	$275	5%
7.25% Senior notes	6,850	6,850	—	—%
Amortization of deferred debt issuance costs	1,583	870	713	82%
Amortization of debt discount	(76)	(76)	—	—%
Other	379	422	(43)	(10)%
Finance leases	186	49	137	280%
Capitalized interest	—	(167)	167	100%
Interest income	(78)	—	(78)
Total interest expense, net	$14,986	$13,815	$1,171	8%

Comparative Components of Interest Expense, Net for the Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,		Variance	Percent Change
	2019	2018
	(In thousands)
Revolving loan facility	$11,790	$10,977	$813	7%
7.25% Senior notes	13,324	13,324	—	—%
Amortization of deferred debt issuance costs	2,478	1,689	789	47%
Amortization of debt premium	(153)	(153)	—	—%
Other	941	943	(2)	—%
Finance leases	369	93	276	297%
Capitalized interest	(2)	(328)	326	99%
Interest income	(90)	—	(90)
Total interest expense, net	$28,657	$26,545	$2,112	8%

Indirect Selling, General and Administrative Expenses

	Three Months Ended June 30,		Variance	Percent Change	Six Months Ended June 30,		Variance	Percent Change
	2019	2018			2019	2018
	(In thousands)				(In thousands)
Indirect selling, general and administrative expenses	$4,599	$4,346	$253	6%	$9,166	$8,577	$589	7%

Indirect selling, general and administrative expenses increased for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to increased unit based compensation expense of $0.2 million. Indirect selling, general and administrative expenses increased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to increased unit based compensation expense of $0.2 million and transaction expenses of $0.2 million related to the acquisition of MTI.

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

Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. The Conflicts Committee of our general partner approved the following reimbursement amounts during the six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Variance	Percent Change	Six Months Ended June 30,		Variance	Percent Change
	2019	2018			2019	2018
	(In thousands)				(In thousands)
Conflicts Committee approved reimbursement amount	$4,164	$4,104	$60	1%	$8,328	$8,208	$120	1%

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

Recent Debt Financing Activity

Credit Facility Amendment and Extension. On July 18, 2019, the Partnership amended its revolving credit facility to, among other things, extend the maturity date from March 2020 to August 2023 and reduce commitments from $500.0 million to $400.0 million.

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

Cash Flows - Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following table details the cash flow changes between the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,		Variance	Percent Change
	2019	2018
	(In thousands)
Net cash provided by (used in):
Operating activities	$32,513	$69,169	$(36,656)	(53)%
Investing activities	167,250	(37,089)	204,339	551%
Financing activities	(197,542)	(31,496)	(166,046)	(527)%
Net increase (decrease) in cash and cash equivalents	$2,221	$584	$1,637	280%

Net cash provided by operating activities. The decrease in net cash provided by operating activities for the six months ended June 30, 2019 includes a decrease in operating results of $13.9 million and an unfavorable variance in other non-current assets and liabilities of $1.6 million. Net cash received from discontinued operating activities decreased $16.2 million as well as an $8.2 million unfavorable variance in working capital. Offsetting was a $3.3 million increase in other non-cash charges.

Net cash provided by investing activities. Net cash provided by investing activities for the six months ended June 30, 2019 increased primarily as a result of $224.3 million related to discontinued investing activities. Also contributing was a $0.2 million increase in proceeds received as a result of higher sales of property, plant and equipment in 2019, as well as, an increase of $3.6 million due to lower payments for capital expenditures and plant turnaround costs in 2019. Offsetting was an increase in cash used of $23.7 million as a result of net assets acquired from MTI.

Net cash used in financing activities. Net cash used in financing activities for the six months ended June 30, 2019 increased primarily as a result of $102.4 million related to excess purchase price over the carrying value of acquired assets in common control transactions. Further, net repayments of long-term borrowings increased $82.9 million. Offsetting was a decrease in costs associated with our credit facility amendment of $0.9 million, a decrease in cash distributions paid of $9.8 million, and a decrease in distributions paid of $8.9 million related to the 2018 period including a preacquisition distribution to Martin Resource Management Corporation.

Capital Resources

Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings. We expect our primary sources of funds for short-term liquidity will be cash flows from operations and borrowings under our credit facility.

Total Contractual Cash Obligations.  A summary of our total contractual cash obligations as of June 30, 2019, is as follows:

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Revolving credit facility	$225,000	$—	$—	$225,000	$—
2021 Senior unsecured notes	373,800	—	373,800	—	—
Throughput commitment	12,513	6,275	6,238	—	—
Operating leases	31,290	9,351	10,622	3,987	7,330
Finance lease obligations	10,945	6,558	4,238	149	—
Interest payable on finance lease obligations	627	499	126	2	—
Interest payable on fixed long-term debt obligations	44,039	27,101	16,938	—	—
Total contractual cash obligations	$698,214	$49,784	$411,962	$229,138	$7,330

The interest payable under our credit facility is not reflected in the above table because such amounts depend on the  outstanding balances and interest rates, which vary from time to time.

Letters of Credit.  At June 30, 2019, we had outstanding irrevocable letters of credit in the amount of $26.1 million, which were issued under our revolving credit facility.

Off Balance Sheet Arrangements.  We do not have any off-balance sheet financing arrangements.

Description of Our Long-Term Debt

2021 Senior Notes

For a description of our 7.25% senior unsecured notes due 2021, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Our Long-Term Debt" in our Annual Report on Form 10-K for the year ended December 31, 2018, as amended.

Revolving Credit Facility

At June 30, 2019, we maintained a $500.0 million credit facility. This facility was most recently amended on July 18, 2019 to, among other things, extend the maturity date to from March 2020 to August 2023 and reduce commitments from $500.0 million to $400.0 million.

As of June 30, 2019, we had $225.0 million outstanding under the revolving credit facility and $26.1 million of outstanding irrevocable letters of credit, leaving a maximum available to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $248.9 million. Subject to the financial covenants contained in our credit facility and based on our existing EBITDA (as defined in our credit facility) calculations, as of June 30, 2019, we have the ability to borrow approximately $49.8 million of that amount.

The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.  During the six months ended June 30, 2019, the level of outstanding draws on our credit facility has ranged from a low of $225.0 million to a high of $455.0 million.

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

Indebtedness under the credit facility bears interest at our option at the Eurodollar Rate (the British Bankers Association LIBOR Rate) plus an applicable margin or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin. We pay a per annum fee on all letters of credit issued under the credit facility, and we pay a commitment fee per annum on the unused revolving credit availability under the credit facility. The letter of credit fee, the commitment fee and the applicable margins for our interest rate vary quarterly based on our leverage ratio (as defined in the credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows as of June 30, 2019:

Leverage Ratio	Base Rate Loans	Eurodollar Rate Loans	Letters of Credit
Less than 3.00 to 1.00	1.00%	2.00%	2.00%
Greater than or equal to 3.00 to 1.00 and less than 3.50 to 1.00	1.25%	2.25%	2.25%
Greater than or equal to 3.50 to 1.00 and less than 4.00 to 1.00	1.50%	2.50%	2.50%
Greater than or equal to 4.00 to 1.00 and less than 4.50 to 1.00	1.75%	2.75%	2.75%
Greater than or equal to 4.50 to 1.00 and less than 5.00 to 1.00	2.00%	3.00%	3.00%
Greater than or equal to 5.00 to 1.00	2.25%	3.25%	3.25%

At June 30, 2019, the applicable margin for revolving loans that are LIBOR loans ranges from 2.00% to 3.25% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.00% to 2.25%. The applicable margin for LIBOR borrowings at June 30, 2019 is 3.25%.

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

We are in compliance with all debt covenants as of June 30, 2019 and expect to be in compliance for the next twelve months.

Seasonality

A substantial portion of our revenues are dependent on sales prices of products, particularly NGLs and fertilizers, which fluctuate in part based on winter and spring weather conditions. The demand for NGLs is strongest during the winter heating season and the refinery blending season. The demand for fertilizers is strongest during the early spring planting season. However, our terminalling and storage and transportation segments and the molten sulfur business are typically not impacted by seasonal fluctuations and a significant portion of our net income is derived from our terminalling and storage, sulfur and transportation businesses. Further, extraordinary weather events, such as hurricanes, have in the past, and could in the future, impact our Terminalling and Storage and Transportation segments.

Impact of Inflation

Inflation did not have a material impact on our results of operations for the six months ended June 30, 2019 or 2018.  Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the six months ended June 30, 2019 or 2018.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Commodity Risk. The Partnership from time to time uses derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  We monitor and manage the commodity market risk associated with potential commodity risk exposure.  In addition, we focus on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction.

We have entered into hedging transactions as of June 30, 2019 to protect a portion of our commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. We have instruments totaling a gross notional quantity of 370,000 barrels settling during the period from July 1, 2019 through September 30, 2019. These instruments settle against the applicable pricing source for each grade and location. These instruments are recorded on our Consolidated and Condensed Balance Sheets at June 30, 2019 in "Fair value of derivatives" as a current liability of $2.1 million. Based on the current net notional volume hedged as of June 30, 2019, a $0.10 change in the expected settlement price of these contracts would result in an impact to our net income of approximately $1.6 million.

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 5.65% as of June 30, 2019.  Based on the amount of unhedged floating rate debt owed by us on June 30, 2019, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $2.3 million annually.

We are not exposed to changes in interest rates with respect to our senior unsecured notes as these obligations are fixed rate.  The estimated fair value of the senior unsecured notes was approximately $371.5 million as of June 30, 2019, based on market prices of similar debt at June 30, 2019.   Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of a 100 basis point increase in interest rates. Such an increase in interest rates would result in approximately a $2.2 million decrease in the fair value of our long-term debt at June 30, 2019.

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

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name

10.1*	First Amendment to Second Amended Terminalling Services Agreement, dated April 1, 2019**
10.2*	Ninth Amendment to Third Amended and Restated Credit Agreement, dated July 18, 2019
10.3*	Annex I to Ninth Amendment to Third Amended and Restated Credit Agreement, dated July 18, 2019
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

101
Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019, formatted in Extensible Business Reporting Language: (1) the Consolidated and Condensed Balance Sheets; (2) the Consolidated and Condensed Statements of Income; (3) the Consolidated and Condensed Statements of Cash Flows; (4) the Consolidated and Condensed Statements of Capital; and (5) the Notes to Consolidated and Condensed Financial Statements.

* Filed or furnished herewith

** Confidential portions of this Exhibit were redacted pursuant to Item 601(b)(2) of Regulation S-K and the Partnership agrees to furnish supplementally to the SEC a copy of any omitted schedule and/or exhibit upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

Date: 7/24/2019	By:	/s/ Robert D. Bondurant
Robert D. Bondurant
Executive Vice President, Treasurer, Chief Financial Officer, and Principal Accounting Officer