Form 10-Q
period 2019-09-30
MARTIN MIDSTREAM PARTNERS L.P.
filed 2019-10-23
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2019
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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

 The number of the registrant’s Common Units outstanding at October 23, 2019, was 38,863,389.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2019	December 31, 2018[1]
	(Unaudited)	(Unaudited)
Assets
Cash	$1,802	$300
Accounts and other receivables, less allowance for doubtful accounts of $512 and $576, respectively	65,927	83,488
Product exchange receivables	2	166
Inventories (Note 6)	95,971	84,265
Due from affiliates	18,501	18,845
Fair value of derivatives (Note 11)	1,616	4
Other current assets	8,637	5,889
Assets held for sale (Note 4)	5,052	5,652
Current assets - Natural Gas Storage Assets (Note 4)	—	9,428
Total current assets	197,508	208,037

Property, plant and equipment, at cost	881,793	886,435
Accumulated depreciation	(459,822)	(438,602)
Property, plant and equipment, net	421,971	447,833

Goodwill	17,785	17,785
Right-of-use assets (Note 9)	25,691	—
Deferred income taxes, net (Note 19)	23,681	—
Other assets, net (Note 10)	4,495	4,584
Non current assets - Natural Gas Storage Assets (Note 4)	—	395,389
Total assets	$691,131	$1,073,628

Liabilities and Partners’ Capital
Current installments of finance lease obligations (Note 9)	$5,975	$5,409
Trade and other accounts payable	52,377	64,041
Product exchange payables	4,846	12,103
Due to affiliates	1,471	2,133
Income taxes payable	510	445
Other accrued liabilities (Note 10)	23,675	24,380
Current liabilities - Natural Gas Storage Assets (Note 4)	—	3,240
Total current liabilities	88,854	111,751

Long-term debt, net (Note 8 )	606,293	656,459
Finance lease obligations (Note 9)	2,906	6,272
Operating lease liabilities (Note 9)	17,606	—
Other long-term obligations	8,842	10,045
Non current liabilities - Natural Gas Storage Assets (Note 4)	—	669
Total liabilities	724,501	785,196

Commitments and contingencies (Note 16)
Partners’ capital (deficit) (Note 12)	(33,370)	288,432
Total partners’ capital (deficit)	(33,370)	288,432
Total liabilities and partners' capital	$691,131	$1,073,628

See accompanying notes to consolidated and condensed financial statements.

1 Financial information for 2018 has been revised to include results attributable to MTI acquired from Martin Resource Management Corporation. See Note 1 – Nature of Operations and Basis of Presentation.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018[1]	2019	2018[1]
Revenues:
Terminalling and storage *	$21,193	$24,332	$65,674	$72,447
Transportation *	40,211	39,013	119,327	110,578
Sulfur services	2,859	2,787	8,576	8,361
Product sales: *
Natural gas liquids	60,871	101,919	234,743	351,706
Sulfur services	20,213	27,981	81,945	98,565
Terminalling and storage	32,553	38,015	94,991	111,272
	113,637	167,915	411,679	561,543
Total revenues	177,900	234,047	605,256	752,929

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas liquids *	51,736	96,486	211,472	319,651
Sulfur services *	14,442	19,720	56,262	68,824
Terminalling and storage *	26,009	32,886	78,998	97,152
	92,187	149,092	346,732	485,627
Expenses:
Operating expenses *	51,071	55,200	156,499	160,941
Selling, general and administrative *	10,474	9,673	30,900	28,506
Depreciation and amortization	15,009	14,962	44,997	47,220
Total costs and expenses	168,741	228,927	579,128	722,294

Other operating income, net	16,302	311	13,949	113
Operating income	25,461	5,431	40,077	30,748

Other income (expense):
Interest expense, net	(11,973)	(13,238)	(40,630)	(39,783)
Other, net	(1)	25	3	30
Total other expense	(11,974)	(13,213)	(40,627)	(39,753)

Net income (loss) before taxes	13,487	(7,782)	(550)	(9,005)
Income tax expense	(237)	(98)	(1,572)	(379)
Income (loss) from continuing operations	13,250	(7,880)	(2,122)	(9,384)
Income (loss) from discontinued operations, net of income taxes	—	50,443	(179,466)	62,457
Net income (loss)	13,250	42,563	(181,588)	53,073
Less general partner's interest in net (income) loss	(265)	(789)	3,632	(900)
Less pre-acquisition (income) allocated to the general partner	—	(3,117)	—	(8,055)
Less income allocable to unvested restricted units	(72)	(27)	(5)	(29)
Limited partners' interest in net income (loss)	$12,913	$38,630	$(177,961)	$44,089

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

*Related Party Transactions Shown Below

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018[1]	2019	2018[1]
Revenues:*
Terminalling and storage	$17,538	$19,597	$53,987	$60,090
Transportation	6,442	7,089	17,941	20,848
Product Sales	122	149	829	1,150
Costs and expenses:*
Cost of products sold: (excluding depreciation and amortization)
Sulfur services	2,620	2,694	8,078	8,034
Terminalling and storage	6,300	6,476	19,412	19,144
Expenses:
Operating expenses	21,745	20,889	66,409	67,735
Selling, general and administrative	8,358	5,032	24,148	19,650

See accompanying notes to consolidated and condensed financial statements.

1 Financial information for 2018 has been revised to include results attributable to MTI acquired from Martin Resource Management Corporation. See Note 1 – Nature of Operations and Basis of Presentation.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018[1]	2019	2018[1]
Allocation of net income (loss) attributable to:
Limited partner interest:
Continuing operations	$12,913	$(10,846)	$(2,080)	$(17,275)
Discontinued operations	—	49,476	(175,881)	61,364
	$12,913	$38,630	$(177,961)	$44,089
General partner interest:
Continuing operations	$265	$(146)	$(42)	$(159)
Discontinued operations	—	935	(3,590)	1,059
	$265	$789	$(3,632)	$900

Net income (loss) per unit attributable to limited partners:
Basic:
Continuing operations	$0.33	$(0.28)	$(0.05)	$(0.45)
Discontinued operations	—	1.28	(4.55)	1.58
	$0.33	$1.00	$(4.60)	$1.13
Weighted average limited partner units - basic	38,653	38,712	38,661	38,877
Diluted:
Continuing operations	$0.33	$(0.28)	$(0.05)	$(0.45)
Discontinued operations	—	1.28	(4.55)	1.58
	$0.33	$1.00	$(4.60)	$1.13
Weighted average limited partner units - diluted	38,653	38,738	38,661	38,889

See accompanying notes to consolidated and condensed financial statements.

1 Financial information for 2018 has been revised to include results attributable to MTI acquired from Martin Resource Management Corporation. See Note 1 – Nature of Operations and Basis of Presentation.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL (DEFICIT)
(Unaudited)
(Dollars in thousands)

		Partners’ Capital
	Parent Net Investment[1]	Common Limited		General Partner Amount
		Units	Amount		Total
Balances - January 1, 2018	$24,240	38,444,612	$290,927	$7,314	$322,481
Net income	8,055	—	44,118	900	53,073
Issuance of common units, net	—	—	(118)	—	(118)
Issuance of restricted units	—	633,425	—	—	—
Forfeiture of restricted units	—	(23,000)	—	—	—
Cash distributions	—	—	(57,653)	(1,176)	(58,829)
Deemed contribution to Martin Resource Management Corporation	(10,800)	—	—	—	(10,800)
Unit-based compensation	—	—	872	—	872
Purchase of treasury units	—	(18,800)	(273)	—	(273)
Excess purchase price over carrying value of acquired assets	—	—	(26)	—	(26)
Balances - September 30, 2018	$21,495	39,036,237	$277,847	$7,038	$306,380

Balances - January 1, 2019	$23,720	39,032,237	$258,085	$6,627	$288,432
Net loss	—	—	(177,956)	(3,632)	(181,588)
Issuance of common units, net of issuance related costs	—	—	(289)	—	(289)
Issuance of restricted units	—	16,944	—	—	—
Forfeiture of restricted units	—	(154,288)	—	—	—
Cash distributions	—	—	(38,480)	(785)	(39,265)
Unit-based compensation	—	—	1,064	—	1,064
Excess purchase price over carrying value of acquired assets	—	—	(102,393)	—	(102,393)
Deferred taxes on acquired assets and liabilities	—	—	24,781	—	24,781
Contribution to parent	(23,720)	—	—	—	(23,720)
Purchase of treasury units	—	(31,504)	(392)	—	(392)
Balances - September 30, 2019	$—	38,863,389	$(35,580)	$2,210	$(33,370)

See accompanying notes to consolidated and condensed financial statements.

1 Financial information for 2018 has been revised to include results attributable to MTI acquired from Martin Resource Management Corporation. See Note 1 – Nature of Operations and Basis of Presentation.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2019	2018[1]
Cash flows from operating activities:
Net income (loss)	$(181,588)	$53,073
Less: (Income) loss from discontinued operations, net of income taxes	179,466	(62,457)
Net loss from continuing operations	(2,122)	(9,384)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	44,997	47,220
Amortization and write-off of deferred debt issuance costs	3,558	2,563
Amortization of premium on notes payable	(230)	(230)
Deferred taxes	1,100	—
Gain on sale of property, plant and equipment, net	(13,949)	(113)
Derivative loss (gain)	(280)	198
Net cash received (paid) for commodity derivatives	(249)	2,698
Unit-based compensation	1,064	872
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	25,748	37,308
Product exchange receivables	164	(156)
Inventories	(11,707)	(36,434)
Due from affiliates	1,150	434
Other current assets	(2,654)	523
Trade and other accounts payable	(10,577)	(16,889)
Product exchange payables	(7,257)	(2,018)
Due to affiliates	(1,468)	2,325
Income taxes payable	65	(52)
Other accrued liabilities	(8,904)	(11,123)
Change in other non-current assets and liabilities	(600)	828
Net cash provided by continuing operating activities	17,849	18,570
Net cash provided by discontinued operating activities	7,770	26,006
Net cash provided by operating activities	25,619	44,576

Cash flows from investing activities:
Payments for property, plant and equipment	(22,797)	(29,986)
Acquisitions	(23,720)	—
Payments for plant turnaround costs	(5,117)	(879)
Proceeds from sale of property, plant and equipment	18,303	3,564
Net cash used in continuing investing activities	(33,331)	(27,301)
Net cash provided by discontinued investing activities	209,155	173,873
Net cash provided by investing activities	175,824	146,572

Cash flows from financing activities:
Payments of long-term debt and finance lease obligations	(639,308)	(461,657)
Proceeds from long-term debt	586,000	345,000
Proceeds from issuance of common units, net of issuance related costs	(289)	(118)
Purchase of treasury units	(392)	(273)
Deemed distribution to Martin Resource Management Corporation	—	(10,800)
Payment of debt issuance costs	(4,294)	(1,285)
Excess purchase price over carrying value of acquired assets	(102,393)	(26)
Cash distributions paid	(39,265)	(58,829)
Net cash used in financing activities	(199,941)	(187,988)

Net increase in cash	1,502	3,160
Cash at beginning of period	300	89
Cash at end of period	$1,802	$3,249
Non-cash additions to property, plant and equipment	$1,045	$938

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
September 30, 2019
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

Divestiture of Natural Gas Storage Assets. On June 28, 2019, the Partnership completed the sale of its membership interests in Arcadia Gas Storage, LLC, Cadeville Gas Storage LLC, Monroe Gas Storage Company, LLC and Perryville Gas Storage LLC (the “Natural Gas Storage Assets”) to Hartree Cardinal Gas, LLC ("Hartree"), a subsidiary of Hartree Bulk Storage, LLC. The Natural Gas Storage Assets consist of approximately 50 billion cubic feet of working capacity located in northern Louisiana and Mississippi. In consideration of the sale of the Natural Gas Storage Assets, the Partnership received cash proceeds of $210,067 after transaction fees and expenses. The net proceeds were used to reduce outstanding borrowings under the Partnership's revolving credit facility. The Partnership has concluded the disposition represents a strategic shift and will have a major effect on its financial results going forward. As a result, the Partnership has presented the results of operations and cash flows relating to the Natural Gas Storage Assets as discontinued operations for the three and nine months ended September 30, 2019 and 2018. See Note 4 for more information.

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

The acquisition of MTI was considered a transfer of net assets between entities under common control. As a result, the acquisition of MTI was recorded at amounts based on the historical carrying value of these assets at January 1, 2019, and the Partnership is required to update its historical financial statements to include the activities of MTI as of the date of common control. See Note 3 for more information. The Partnership’s accompanying historical financial statements have been retrospectively updated to reflect the effects on financial position, cash flows and results of operations attributable to the activities of MTI as if the Partnership owned these assets for the periods presented. See Note 3 for separate results of MTI for the three and nine months ended September 30, 2018. Net income attributable to MTI for periods prior to the Partnership’s acquisition of the assets is not allocated to the limited partners for purposes of calculating net income per limited partner unit. See Note 12.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2019
(Unaudited)

Divestiture of WTLPG Partnership Interest. On July 31, 2018, the Partnership completed the sale of its 20% non-operating interest in West Texas LPG Pipeline L.P. ("WTLPG") to ONEOK, Inc. (“ONEOK”). WTLPG owns an approximate 2,300 mile common-carrier pipeline system that primarily transports Natural Gas Liquids ("NGLs") from New Mexico and Texas to Mont Belvieu, Texas for fractionation. A wholly-owned subsidiary of ONEOK, Inc. is the operator of the assets. The Partnership has concluded the disposition represents a strategic shift and will have a major effect on its financial results going forward. As a result, the Partnership has presented the results of operations and cash flows relating to its equity method investment in WTLPG as discontinued operations for the three and nine months ended September 30, 2018. See Note 4 for more information.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In June 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-07, Compensation - Stock Compensation: Improvements to Non-employee Share-Based Payment Accounting, which will expand the scope of FASB Accounting Standards Codification ("ASC") 718 to include share-based payment transactions for acquiring goods and services from non-employees. The standard is effective for the Partnership's financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Partnership adopted this standard effective January 1, 2019. The result of this adoption did not have a material impact on the Partnership's consolidated and condensed financial statements.

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
September 30, 2019
(Unaudited)

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

The separate results of operations related to MTI for the three and nine months ended September 30, 2018 which were recast as part of the Partnership's consolidated and condensed statements of operations were as follows:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Transportation revenue	$31,767	$92,061

Operating expenses	26,977	78,194
Selling, general and administrative	1,361	4,065
Depreciation and amortization	912	2,431
Total costs and expenses	29,250	84,690

Other operating income, net	695	869
Operating income	3,212	8,240

Other income:
Interest expense	(97)	(191)
Other, net	8	12

Income before income taxes	3,123	8,061
Income taxes	6	6
Net income	$3,117	$8,055

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2019
(Unaudited)

NOTE 4. DIVESTITURES AND DISCONTINUED OPERATIONS

Divestiture of East Texas Pipeline. On August 12, 2019, the Partnership completed the sale of its East Texas Pipeline for $17,500. The Partnership recorded a gain on the disposition of $16,154, which was included in "Other operating income, net" on the Partnership's Consolidated and Condensed Statements of Operations. The net proceeds were used to reduce outstanding borrowings under the Partnership's revolving credit facility. The divestiture of the East Texas Pipeline assets did not qualify for discontinued operations presentation under the guidance of ASC 205-20.

Divestiture of Natural Gas Storage Assets. On June 28, 2019, the Partnership completed the sale of the Natural Gas Storage Assets to Hartree, a subsidiary of Hartree Bulk Storage, LLC. The Natural Gas Storage Assets consist of approximately 50 billion cubic feet of working capacity located in northern Louisiana and Mississippi. In consideration of the sale of these assets, the Partnership received cash proceeds of $210,067 after transaction fees and expenses. The net proceeds were used to reduce outstanding borrowings under the Partnership's revolving credit facility. The Partnership has concluded the disposition represents a strategic shift and will have a major effect on its financial results going forward. As a result, the Partnership has presented the results of operations and cash flows relating to the Natural Gas Storage Assets as discontinued operations for the three and nine months ended September 30, 2019 and 2018.

The operating results, which are included in income (loss) from discontinued operations, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Total revenues	$—	$11,232	$22,836	$40,392
Total costs and expenses and other, net, excluding depreciation and amortization	—	(5,229)	(15,360)	(15,462)
Depreciation and amortization	—	(4,691)	(8,161)	(14,053)
Other operating loss, net[1]	—	—	(178,781)	(120)
Income (loss) from discontinued operations before income taxes	—	1,312	(179,466)	10,757
Income tax expense	—	—	—	—
Income (loss) from discontinued operations, net of income taxes	$—	$1,312	$(179,466)	$10,757

1 The three and nine months ended September 30, 2019 includes a loss on the disposition of the Natural Gas Storage Assets of $178,781.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2019
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

Divestiture of WTLPG Partnership Interest. On July 31, 2018, the Partnership completed the sale of its 20% non-operating interest in WTLPG to ONEOK. WTLPG owns an approximate 2,300 mile common-carrier pipeline system that primarily transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. A wholly-owned subsidiary of ONEOK, Inc. is the operator of the assets. In consideration for the sale of the Natural Gas Storage Assets, the Partnership received cash proceeds of $193,705, after transaction fees and expenses. The proceeds from the sale were used to reduce outstanding borrowings under the Partnership's revolving credit facility.  The Partnership has concluded the disposition represents a strategic shift and will have a major effect on its financial results going forward. As a result, the Partnership has presented the results of operations and cash flows relating to its equity method investment in WTLPG as discontinued operations for the three and nine months ended September 30, 2018.

The operating results, which are included in income from discontinued operations, were as follows:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018

Total costs and expenses and other, net, excluding depreciation and amortization[1]	$(89)	$(246)
Other operating income[2]	48,564	48,564
Equity in earnings	656	3,382
Income from discontinued operations before income taxes	49,131	51,700
Income tax expense	—	—
Income from discontinued operations, net of income taxes	$49,131	$51,700

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2019
(Unaudited)

1 These expenses represent direct operating expenses as a result of the Partnership's ownership interest in WTLPG.

2 Other operating income represent the gain on the disposition of WTLPG.

Long-Lived Assets Held for Sale

At September 30, 2019 and December 31, 2018, certain terminalling and storage and marine transportation assets met the criteria to be classified as held for sale in accordance with ASC 360-10 and are presented at the lower of the assets' carrying amount or fair value less cost to sell by segment in current assets as follows:

	September 30, 2019	December 31, 2018

Terminalling and storage	$3,552	$3,552
Transportation	1,500	2,100
Assets held for sale	$5,052	$5,652

These assets are considered non-core assets to the Partnership's operations and did not qualify for discontinued operations presentation under the guidance of ASC 205-20.

NOTE 5. REVENUE

The following table disaggregates our revenue by major source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Terminalling and storage segment
Lubricant product sales	$32,553	$38,015	$94,991	$111,272
Throughput and storage	21,193	24,332	65,674	72,447
	$53,746	$62,347	$160,665	$183,719
Natural gas liquids segment
Natural gas liquids product sales	$60,871	$101,919	$234,743	$351,706
	$60,871	$101,919	$234,743	$351,706
Sulfur services segment
Sulfur product sales	$6,398	$13,932	$24,554	$36,248
Fertilizer product sales	13,815	14,049	57,391	62,317
Sulfur services	2,859	2,787	8,576	8,361
	$23,072	$30,768	$90,521	$106,926
Transportation segment
Land transportation	$25,059	$26,286	$74,675	$73,658
Inland transportation	13,588	11,338	40,253	32,236
Offshore transportation	1,564	1,389	4,399	4,684
	$40,211	$39,013	$119,327	$110,578

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
September 30, 2019
(Unaudited)

The following is a description of the principal activities - separated by reportable segments - from which the Partnership generates revenue.

Terminalling and Storage Segment

Revenue is recognized for storage contracts based on the contracted monthly tank fixed fee.  For throughput contracts, revenue is recognized based on the volume moved through the Partnership’s terminals at the contracted rate.  For the Partnership’s tolling agreement, revenue is recognized based on the contracted monthly reservation fee and throughput volumes moved through the facility.  When lubricants and drilling fluids are sold by truck or rail, revenue is recognized when title is transfered, which is either upon delivering product to the customer or when the product leaves the Partnership's facility, depending on the specific terms of the contract. Delivery of product is invoiced as the transaction occurs and is generally paid within a month. Throughput and storage revenue in the table above includes non-cancelable revenue arrangements that are under the scope of ASC 842, whereby the Partnership has committed certain Terminalling and Storage assets in exchange for a minimum fee.

Natural Gas Liquids Segment

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

	2019	2020	2021	2022	2023	Thereafter	Total
Terminalling and storage
Throughput and storage	$12,615	$49,405	$46,694	$42,735	$42,854	$392,624	$586,927
Sulfur services
Sulfur product sales	4,271	4,898	1,181	295	—	—	10,645
Transportation
Offshore transportation	1,564	—	—	—	—	—	1,564
Total	$18,450	$54,303	$47,875	$43,030	$42,854	$392,624	$599,136

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2019
(Unaudited)

NOTE 6. INVENTORIES

Components of inventories at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
Natural gas liquids	$54,603	$30,446
Sulfur	4,784	12,818
Fertilizer	11,590	14,208
Lubricants	20,781	22,887
Other	4,213	3,906
	$95,971	$84,265

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

Selected financial information for WTLPG during the period of ownership is as follows:

	One Month Ended July 31,		Seven Months Ended July 31,
2018	Revenues	Net Income	Revenues	Net Income
WTLPG	$9,104	$3,283	$55,534	$16,642

NOTE 8. LONG-TERM DEBT

At September 30, 2019 and December 31, 2018, long-term debt consisted of the following:

	September 30, 2019	December 31, 2018
$400,000 Revolving credit facility at variable interest rate (5.56%[1] weighted average at September 30, 2019), due August 2023[4] secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries and equity method investees, net of unamortized debt issuance costs of $4,786 and $3,537, respectively[2]	$233,014	$283,463
$400,000 Senior notes, 7.25% interest, net of unamortized debt issuance costs of $941 and $1,454, respectively, including unamortized premium of $420 and $650, respectively, issued $250,000 February 2013 and $150,000 April 2014, $26,200 repurchased during 2015, due February 2021, unsecured[2,3]	373,279	372,996
Total	606,293	656,459
Less: current portion	—	—
Total long-term debt, net of current portion	$606,293	$656,459

1 Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at LIBOR plus an applicable margin or the base prime rate plus an applicable margin. All amounts outstanding at September 30, 2019 and

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2019
(Unaudited)

December 31, 2018 were at LIBOR plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 2.25% to 3.50% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.25% to 2.50%.  The applicable margin for existing LIBOR borrowings at September 30, 2019 is 3.50%. The credit facility contains various covenants which limit the Partnership’s ability to make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management Corporation (the "Omnibus Agreement"). The Partnership is permitted to make quarterly distributions so long as no event of default exists.

2 The Partnership is in compliance with all debt covenants as of September 30, 2019 and December 31, 2018, respectively.

3 The 2021 indenture restricts the Partnership’s ability to sell assets; pay distributions or repurchase units or redeem or repurchase subordinated debt; make investments; incur or guarantee additional indebtedness or issue preferred units; and consolidate, merge or transfer all or substantially all of its assets.

4 On July 18, 2019, the Partnership amended its revolving credit facility to, among other things, extend the maturity date from March 2020 to August 2023 and reduce commitments from $500,000 to $400,000. The Partnership's amended revolving credit facility includes a provision which accelerates the maturity date to August 2020 if the senior unsecured notes are not refinanced in a manner not prohibited by the facility, by August 19, 2020.
The Partnership paid cash interest, net of capitalized interest, in the amount of $17,533 and $20,551 for the three months ended September 30, 2019 and 2018, respectively.  The Partnership paid cash interest, net of capitalized interest, in the amount of $44,226 and $45,506 for the nine months ended September 30, 2019 and 2018, respectively.  Capitalized interest was $0 and $158 for the three months ended September 30, 2019 and 2018, respectively. Capitalized interest was $2 and $486 for the nine months ended September 30, 2019 and 2018, respectively.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2019
(Unaudited)

The Partnership's future minimum lease obligations as of December 31, 2018 consisted of the following:

	Operating Leases	Finance Leases
Year 1	$13,126	$6,022
Year 2	7,194	6,068
Year 3	4,262	223
Year 4	2,642	260
Year 5	1,749	—
Thereafter	7,823	—
Total	$36,796	12,573
Less amounts representing interest costs		(892)
Present value of net minimum capital lease payments		11,681
Less current portion		(5,409)
Present value of net minimum capital lease payments, excluding current portion		$6,272

The components of lease expense for the three and nine months ended September 30, 2019 were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$8,154	$18,807

Finance lease cost:
Amortization of right-of-use assets	$688	$1,998
Interest on lease liabilities	164	532
Total finance lease cost	$852	$2,530

Supplemental cash flow information for the nine months ended September 30, 2019 related to leases was as follows:

September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,725
Operating cash flows from finance leases	532
Financing cash flows from finance leases	4,110

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8,084
Finance leases	1,309

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2019
(Unaudited)

Supplemental balance sheet information related to leases was as follows:

September 30, 2019
Operating Leases
Operating lease right-of-use assets	$25,691

Current portion of operating lease liabilities included in "Other accrued liabilities"	$8,520
Operating lease liabilities	17,606
Total operating lease liabilities	$26,126

Finance Leases
Property, plant and equipment, at cost	$15,367
Accumulated depreciation	(3,264)
Property, plant and equipment, net	$12,103

Current installments of finance lease obligations	$5,975
Finance lease obligations	2,906
Total finance lease obligations	$8,881

Weighted Average Remaining Lease Term (years)
Operating leases	6.13
Finance leases	1.17
Weighted Average Discount Rate
Operating leases	5.28%
Finance leases	6.94%

The Partnership’s future minimum lease obligations as of September 30, 2019 consist of the following:

	Operating Leases	Finance Leases
Year 1	$9,360	$6,371
Year 2	6,166	2,657
Year 3	3,890	223
Year 4	2,291	93
Year 5	1,199	—
Thereafter	7,084	—
Total	$29,990	$9,344
Less amounts representing interest costs	(3,864)	(463)
Total lease liability	$26,126	$8,881

All of the Partnership's leases have commenced as of September 30, 2019.

Rent expense for continuing operating leases for the three and nine months ended September 30, 2018 was $8,355 and $20,645, respectively.

Lessor accounting under the new standard is substantially unchanged and all of the Partnership's leases will continue to be classified as operating leases under the new standard.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2019
(Unaudited)

The Partnership has non-cancelable revenue arrangements that are under the scope of ASC 842 whereby we have committed certain terminalling and storage assets in exchange for a minimum fee. Future minimum revenues the Partnership expects to receive under these non-cancelable arrangements as of September 30, 2019 are as follows: 2019 - $5,599; 2020 - $16,726; 2021 - $12,019; 2022 - $11,004; 2023 - $10,609; subsequent years - $58,356.

NOTE 10. SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of "Other accrued liabilities" were as follows:

	September 30, 2019	December 31, 2018
Accrued interest	$3,903	$10,735
Asset retirement obligations	—	2,721
Property and other taxes payable	5,225	5,751
Accrued payroll	3,933	3,110
Operating lease liabilities	8,520	—
Other	2,094	2,063
	$23,675	$24,380

The schedule below summarizes the changes in our asset retirement obligations:

September 30, 2019

Beginning asset retirement obligations	$12,429
Accretion expense	313
Liabilities settled	(3,900)
Ending asset retirement obligations	8,842
Current portion of asset retirement obligations[1]	—
Long-term portion of asset retirement obligations[2]	$8,842

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

(a)    Commodity Derivative Instruments

The Partnership from time to time has used derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  The Partnership monitors and manages the commodity market risk associated with potential commodity risk exposure.  In addition, the Partnership has focused on utilizing counterparties for these transactions whose financial condition is

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2019
(Unaudited)

appropriate for the credit risk involved in each specific transaction. The Partnership has entered into hedging transactions as of September 30, 2019 to protect a portion of its commodity price risk exposure. These hedging arrangements are in the form of swaps and options for NGLs. At September 30, 2019, the Partnership has instruments totaling a gross notional quantity of 1,029,000 barrels settling during the period from October 31, 2019 through February 29, 2020. At December 31, 2018, the Partnership had instruments totaling a gross notional quantity of 55,000 barrels settling during the period from January 31, 2019 through February 28, 2019. These instruments settle against the applicable pricing source for each grade and location.

(b)    Interest Rate Derivative Instruments

The Partnership is exposed to market risks associated with interest rates. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. From time to time, the Partnership enters into interest rate swaps to manage interest rate risk associated with the Partnership’s variable rate credit facility and its fixed rate senior unsecured notes. At September 30, 2019 and December 31, 2018, the Partnership did not have any outstanding interest rate derivative instruments.

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

(c)    Tabular Presentation of Gains and Losses on Derivative Instruments

The following table summarizes the fair value and classification of the Partnership’s derivative instruments in its Consolidated and Condensed Balance Sheets:

	Fair Values of Derivative Instruments in the Consolidated and Condensed Balance Sheets
	Derivative Assets			Derivative Liabilities
		Fair Values			Fair Values
	Balance Sheet Location	September 30, 2019	December 31, 2018	Balance Sheet Location	September 30, 2019	December 31, 2018
Derivatives not designated as hedging instruments:	Current:
Commodity contracts	Fair value of derivatives	$1,616	$4	Fair value of derivatives	$—	$—
Total derivatives not designated as hedging instruments		$1,616	$4		$—	$—

Effect of Derivative Instruments on the Consolidated and Condensed Statements of Operations
For the Three Months Ended September 30, 2019 and 2018

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2019	2018
Derivatives not designated as hedging instruments:
Commodity contracts	Cost of products sold	$2,602	$(2,267)
Total effect of derivatives not designated as hedging instruments		$2,602	$(2,267)

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2019
(Unaudited)

Effect of Derivative Instruments on the Consolidated and Condensed Statements of Operations
For the Nine Months Ended September 30, 2019 and 2018

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2019	2018
Derivatives not designated as hedging instruments:
Commodity contracts	Cost of products sold	$280	$(198)
Total effect of derivatives not designated as hedging instruments		$280	$(198)

NOTE 12. PARTNERS' CAPITAL

As of September 30, 2019, Partners’ capital consisted of 38,863,389 common limited partner units, representing a 98% partnership interest, and a 2% general partner interest. Martin Resource Management Corporation, through subsidiaries, owns 6,114,532 of the Partnership's common limited partner units representing approximately 15.7% of the Partnership's outstanding common limited partner units. Martin Midstream GP LLC ("MMGP"), the Partnership's general partner, owns the 2% general partnership interest. Martin Resource Management Corporation controls the Partnership's general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of the Partnership's general partner.

The partnership agreement of the Partnership (the "Partnership Agreement") contains specific provisions for the allocation of net income and losses to each of the partners for purposes of maintaining their respective partner capital accounts.

Incentive Distribution Rights

MMGP holds a 2% general partner interest and certain incentive distribution rights ("IDRs") in the Partnership. IDRs are a separate class of non-voting limited partner interest that may be transferred or sold by the general partner under the terms of the Partnership Agreement, and represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution and any cumulative arrearages on common units once certain target distribution levels have been achieved. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the Partnership Agreement. The general partner was allocated no incentive distributions during the nine months ended September 30, 2019 and 2018.

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
September 30, 2019
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Continuing operations:
Income (loss) from continuing operations	$13,250	$(7,880)	$(2,122)	$(9,384)
Less pre-acquisition income allocated to the general partner	—	(3,117)	—	(8,055)
Less general partner’s interest in net income (loss):
Distributions payable on behalf of general partner interest	197	(73)	7	(208)
General partner interest in undistributed income (loss)	68	(73)	(49)	49
Less income (loss) allocable to unvested restricted units	72	(5)	—	(5)
Limited partners’ interest in net income (loss)	$12,913	$(10,846)	$(2,080)	$(17,275)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Discontinued operations:
Income (loss) from discontinued operations	$—	$50,443	$(179,466)	$62,457
Less general partner’s interest in net income (loss):
Distributions payable on behalf of general partner interest	—	466	583	1,385
General partner interest in undistributed income (loss)	—	469	(4,173)	(326)
Less income allocable to unvested restricted units	—	32	5	34
Limited partners’ interest in net income (loss)	$—	$49,476	$(175,881)	$61,364

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

The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the periods presented:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2019
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic weighted average limited partner units outstanding	38,652,606	38,711,515	38,660,995	38,876,783
Dilutive effect of restricted units issued	—	26,586	—	12,298
Total weighted average limited partner diluted units outstanding	38,652,606	38,738,101	38,660,995	38,889,081

All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the periods presented. All common unit equivalents were antidilutive for the nine months ended September 30, 2019 because the limited partners were allocated a net loss in this period.

NOTE 13. UNIT BASED AWARDS

The Partnership recognizes compensation cost related to unit-based awards to both employees and non-employees in its consolidated and condensed financial statements in accordance with certain provisions of ASC 718. Amounts recognized in selling, general, and administrative expense in the consolidated and condensed financial statements with respect to these plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Employees	$293	$326	$922	$767
Non-employee directors	56	26	142	105
Total unit-based compensation expense	$349	$352	$1,064	$872

All of the Partnership's outstanding awards at September 30, 2019 met the criteria to be treated under equity classification.

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
September 30, 2019
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

On March 1, 2018, the Partnership issued 301,550 TBRU's and 317,925 PBRU's to certain employees of Martin Resource Management Corporation. The TBRU's vest in equal installments over a three-year service period. The PBRU's will vest at the conclusion of a three-year performance period based on certain performance targets. In addition, the PBRU's awarded on March 1, 2018 that are achieved will only vest if the grantee is employed by Martin Resource Management Corporation on March 31, 2021. As of September 30, 2019, the Partnership is unable to ascertain if certain performance conditions will be achieved and, as such, has not recognized compensation expense for the vesting of the units. The Partnership will record compensation expense for the vested portion of the units once the achievement of the performance condition is deemed probable.

The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the nine months ended September 30, 2019 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	624,125	$13.78
Granted (TBRU)	16,944	$12.45
Vested	(107,762)	$13.82
Forfeited	(154,288)	$13.90
Non-Vested, end of period	379,019	$13.91

Aggregate intrinsic value, end of period	$1,721

A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the nine months ended September 30, 2019 and 2018 is provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Aggregate intrinsic value of units vested	$—	$—	$1,351	$1,188
Fair value of units vested	—	—	1,551	2,232

As of September 30, 2019, there was $2,113 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 1.76 years.

NOTE 14. RELATED PARTY TRANSACTIONS

As of September 30, 2019, Martin Resource Management Corporation owns 6,114,532 of the Partnership’s common units representing approximately 15.7% of the Partnership’s outstanding limited partner units.  Martin Resource Management Corporation controls the Partnership's general partner by virtue of its 51% voting interest in Holdings, the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership and the Partnership’s IDRs.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management Corporation’s ownership as of September 30, 2019, of approximately 15.7% of

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2019
(Unaudited)

the Partnership’s outstanding limited partner units, effectively gives Martin Resource Management Corporation the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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
September 30, 2019
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

Effective January 1, 2019, through December 31, 2019, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $16,657.  The Partnership reimbursed Martin Resource Management Corporation for $4,164 and $4,104 of indirect expenses for the three months ended September 30, 2019 and 2018, respectively.  The Partnership reimbursed Martin Resource Management Corporation for $12,492 and $12,312 of indirect expenses for the nine months ended September 30, 2019 and 2018, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

These indirect expenses are intended to cover the centralized corporate functions Martin Resource Management Corporation provides to the Partnership, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions the Partnership shares with Martin Resource Management Corporation retained businesses. The provisions of the Omnibus Agreement regarding Martin Resource Management Corporation’s services will terminate if Martin Resource Management Corporation ceases to control the general partner of the Partnership.

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
September 30, 2019
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
September 30, 2019
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

The impact of related party revenues from sales of products and services is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Terminalling and storage	$17,538	$19,597	$53,987	$60,090
Transportation	6,442	7,089	17,941	20,848
Product sales:
Sulfur services	11	7	27	619
Terminalling and storage	111	142	802	531
	122	149	829	1,150
	$24,102	$26,835	$72,757	$82,088

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2019
(Unaudited)

The impact of related party cost of products sold is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of products sold:
Sulfur services	$2,620	$2,694	$8,078	$8,034
Terminalling and storage	6,300	6,476	19,412	19,144
	$8,920	$9,170	$27,490	$27,178

The impact of related party operating expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Transportation	$14,858	$16,240	$46,157	$46,732
Natural gas liquids	902	(1,590)	2,702	2,841
Sulfur services	1,177	1,263	3,503	4,094
Terminalling and storage	4,808	4,976	14,047	14,068
	$21,745	$20,889	$66,409	$67,735

The impact of related party selling, general and administrative expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Selling, general and administrative:
Transportation	$1,941	$464	$5,398	$906
Natural gas liquids	535	(929)	1,549	2,350
Sulfur services	786	699	2,212	2,018
Terminalling and storage	898	694	2,352	2,037
Indirect, including overhead allocation	4,198	4,104	12,637	12,339
	$8,358	$5,032	$24,148	$19,650

NOTE 15. BUSINESS SEGMENTS

The Partnership has four reportable segments: terminalling and storage, transportation, sulfur services and natural gas liquids. The Partnership’s reportable segments are strategic business units that offer different products and services. The operating income of these segments is reviewed by the chief operating decision maker to assess performance and make business decisions.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2019
(Unaudited)

Three Months Ended September 30, 2019	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$55,376	$(1,630)	$53,746	$7,690	$5,393	$1,616
Transportation	44,631	(4,420)	40,211	3,877	—	2,449
Sulfur services	23,072	—	23,072	2,831	2,384	3,138
Natural gas liquids	60,871	—	60,871	611	22,199	664
Indirect selling, general and administrative	—	—	—	—	(4,515)	—
Total	$183,950	$(6,050)	$177,900	$15,009	$25,461	$7,867

Three Months Ended September 30, 2018	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$64,002	$(1,655)	$62,347	$9,311	$4,663	$4,372
Transportation	45,338	(6,325)	39,013	2,913	(2,427)	1,557
Sulfur services	30,768	—	30,768	2,113	5,747	1,489
Natural gas liquids	101,919	—	101,919	625	1,836	125
Indirect selling, general and administrative	—	—	—	—	(4,388)	—
Total	$242,027	$(7,980)	$234,047	$14,962	$5,431	$7,543

Nine Months Ended September 30, 2019	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$165,619	$(4,954)	$160,665	$23,353	$14,462	$9,465
Transportation	137,050	(17,723)	119,327	11,225	(6,509)	5,656
Sulfur services	90,521	—	90,521	8,553	16,292	9,781
Natural gas liquids	234,743	—	234,743	1,866	29,513	1,891
Indirect selling, general and administrative	—	—	—	—	(13,681)	—
Total	$627,933	$(22,677)	$605,256	$44,997	$40,077	$26,793

Nine Months Ended September 30, 2018	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$188,299	$(4,580)	$183,719	$31,160	$11,012	$8,964
Transportation	130,828	(20,250)	110,578	7,929	(10,553)	14,123
Sulfur services	106,926	—	106,926	6,263	22,170	4,003
Natural gas liquids	351,725	(19)	351,706	1,868	21,084	613
Indirect selling, general and administrative	—	—	—	—	(12,965)	—
Total	$777,778	$(24,849)	$752,929	$47,220	$30,748	$27,703

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2019
(Unaudited)

The Partnership's assets by reportable segment as of September 30, 2019 and December 31, 2018, are as follows:

	September 30, 2019	December 31, 2018
Total assets:
Terminalling and storage	$303,478	$298,784
Transportation	174,669	146,529
Sulfur services	106,580	115,498
Natural gas liquids	106,404	512,817
Total assets	$691,131	$1,073,628

NOTE 16. COMMITTMENTS AND CONTINGENCIES

Contingencies

From time to time, the Partnership is subject to various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership.

On December 31, 2015, the Partnership received a demand from a customer in its lubricants packaging business for defense and indemnity in connection with lawsuits filed against it in various United States District Courts, which generally allege that the customer engaged in unlawful and deceptive business practices in connection with its marketing and advertising of its private label motor oil.  The Partnership disputes that it has any obligation to defend or indemnify the customer for its conduct.  Accordingly, on January 7, 2016, the Partnership filed a Complaint for Declaratory Judgment in the Chancery Court of Davidson County, Tennessee requesting a judicial determination that the Partnership does not owe the customer the demanded defense and indemnity obligations.  The lawsuits against the customer have been transferred to the United States District Court for the Western District of Missouri for consolidated pretrial proceedings.  On March 1, 2017, at the request of the parties, the Chancery Court of Davidson County, Tennessee administratively closed the Partnership's lawsuit pending rulings in the United States District Court for the Western District of Missouri.  In the event that either party moves the Chancery Court of Davidson County, Tennessee to reopen the case, we expect the Court would grant such motion and reopen the case.  Further, the same customer has made a claim under the Partnership’s insurance policy.  The insurer has denied the claim.  However, in the event that the customer is successful in pursuing the claim, such action would negatively impact the Partnership because the Partnership has certain reimbursement obligations it would owe the insurance company.  If the case is reopened or the insurance claim by the customer is successful, we are currently unable to determine the exposure we may have in this matter, if any.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2019
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 2
	September 30, 2019	December 31, 2018
Commodity derivative contracts, net	$1,616	$4

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

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Senior unsecured notes	$373,279	$346,531	$372,996	$360,138

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

NOTE 19. INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Provision for income taxes	$237	$98	$1,572	$379

The operations of a partnership are generally not subject to income taxes, except for Texas margin tax, because its income is taxed directly to its partners. MTI is subject to income taxes due to its corporate structure. Total income tax expense of $237 and $1,114, related to the operation of the subsidiary, for the three and nine months ended September 30, 2019, respectively, resulted in an effective income tax rate of 27.37% and 25.88%, respectively.

Total income tax expense of $6 and $6, related to the operation of the subsidiary, for the three and nine months ended September 30, 2018, respectively, resulted in an effective income tax rate of 0.2% and 0.1%, respectively. The increase in the effective income tax rate and provision for income taxes during the three and nine months ended September 30, 2019,

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2019
(Unaudited)

compared to the three and nine months ended September 30, 2018, is primarily due to a change in MTI’s tax status from a non-taxable Qualified Subchapter S subsidiary (“QSub”) to a taxable C Corporation upon acquisition.

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

A current federal income tax expense (benefit) of $(51) and $167, related to the operation of the subsidiary, were recorded for the three and nine months ended September 30, 2019, and $0 and $0 for the three and nine months ended September 30, 2018, respectively. A current state income tax expense (benefit) of $45 and $(153), related to the operation of the subsidiary, were recorded for the three and nine months ended September 30, 2019, and $6 and $6 for the three and nine months ended September 30, 2018, respectively. In connection with the MTI acquisition, the Partnership also established deferred income taxes of $24,781 associated with book and tax basis differences of the acquired assets and liabilities. The basis differences are primarily related to property, plant and equipment and deductible tax goodwill. Equity of MTI was adjusted for the deferred tax consequences of the basis differences caused by the transaction between entities under common control.

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

A deferred tax expense related to the MTI temporary differences of $244 and $1,100 was recorded for the three and nine months ended September 30, 2019, respectively, and $0 and $0 was recorded for the three and nine months ended September 30, 2018, respectively. A deferred tax asset of $23,681 and $0, related to the cumulative book and tax temporary differences, existed at September 30, 2019 and December 31, 2018, respectively.

All income tax positions taken for all open years are more likely than not to be sustained based upon their technical merit under applicable tax laws.

NOTE 20. SUBSEQUENT EVENTS

Quarterly Distribution. On October 17, 2019, the Partnership declared a quarterly cash distribution of $0.25 per common unit for the third quarter of 2019, or $1.00 per common unit on an annualized basis, which will be paid on November 14, 2019 to unitholders of record as of November 7, 2019.

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

Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2018, filed with the SEC on February 19, 2019 and in this report.

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

We were formed in 2002 by Martin Resource Management Corporation, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management Corporation has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management Corporation is an important supplier and customer of ours. As of September 30, 2019, Martin Resource Management Corporation owned 15.7% of our total outstanding common limited partner units. Furthermore, Martin Resource Management Corporation controls Martin Midstream GP LLC ("MMGP"), our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of MMGP. MMGP owns a 2.0% general partner interest in us and all of our incentive distribution rights. Martin Resource Management Corporation directs our business operations through its ownership interests in and control of our general partner.

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

Significant Recent Developments

Divestiture of East Texas Pipeline. On August 12, 2019, we completed the sale of our East Texas Pipeline for $17.5 million. The net proceeds were used to reduce outstanding borrowings under our revolving credit facility.

Credit Facility Amendment and Extension. On July 18, 2019, the Partnership amended its revolving credit facility to, among other things, extend the maturity date from March 2020 to August 2023 and reduce commitments from $500.0 million to $400.0 million.

Divestiture of Natural Gas Storage Assets. On June 28, 2019, we completed the sale of our membership interests in Arcadia Gas Storage, LLC, Cadeville Gas Storage LLC, Monroe Gas Storage Company, LLC and Perryville Gas Storage LLC (the “Natural Gas Storage Assets”) to Hartree Cardinal Gas, LLC ("Hartree"), a subsidiary of Hartree Bulk Storage, LLC. The Natural Gas Storage Assets consist of approximately 50 billion cubic feet of working capacity located in northern Louisiana and Mississippi. In consideration of the sale of the Natural Gas Storage Assets, we received cash proceeds of $210.1 million after transaction fees and expenses. The proceeds were used to reduce outstanding borrowings under our revolving credit facility.

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

Subsequent Events

Quarterly Distribution. On October 17, 2019, we declared a quarterly cash distribution of $0.25 per common unit for the third quarter of 2019, or $1.00 per common unit on an annualized basis, which will be paid on November 14, 2019 to unitholders of record as of November 7, 2019.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated and condensed financial statements included elsewhere herein. We prepared these financial statements in conformity with United States generally accepted accounting principles ("U.S. GAAP" or "GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. See the "Critical Accounting Policies and Estimates" section in "Managements Discussion and Analysis of Financial Condition and Results of Operations" and Note 2, "Significant Accounting Policies" in Notes to Consolidated Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 19, 2019, as amended.

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

Related Party Agreements

The Omnibus Agreement requires us to reimburse Martin Resource Management Corporation for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management Corporation for $34.8 million of direct costs and expenses for the three months ended September 30, 2019 compared to $31.0 million for the three months ended September 30, 2018. We reimbursed Martin Resource Management Corporation for $105.4 million of direct costs and expenses for the nine months ended September 30, 2019 compared to $102.2 million for the nine months ended September 30, 2018. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management Corporation for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.  For the three months ended September 30, 2019 and 2018, the conflicts committee of the board of directors of the general partner of the Partnership (the "Conflicts Committee") approved reimbursement amounts of $4.2 million and $4.1 million, respectively. For the nine months ended September 30, 2019 and 2018, the Conflicts Committee approved reimbursement amounts of $12.6 million and $12.3 million, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management Corporation provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management Corporation’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management Corporation also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

Commercial

We have been and anticipate that we will continue to be both a significant customer and supplier of products and services offered by Martin Resource Management Corporation. In the aggregate, the impact of related party transactions included in cost of products sold accounted for approximately 10% and 6% of our total cost of products sold during the three months ended September 30, 2019 and 2018. In the aggregate, the impact of related party transactions included in cost of products sold accounted for approximately 8% and 6% of our total cost of products sold during the nine months ended September 30, 2019 and 2018, respectively.

Correspondingly, Martin Resource Management Corporation is one of our significant customers. Our sales to Martin Resource Management Corporation accounted for approximately 14% and 11% of our total revenues for the three months ended September 30, 2019 and 2018, respectively. Our sales to Martin Resource Management Corporation accounted for approximately 12% and 11% of our total revenues for both the nine months ended September 30, 2019 and 2018, respectively.

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

Non-GAAP Financial Measures

The following table reconciles the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the three and nine months ended September 30, 2019 and 2018.

Reconciliation of EBITDA, Adjusted EBITDA, and Distributable Cash Flow

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018[1]	2019	2018[1]
	(in thousands)		(in thousands)
Net income (loss)	$13,250	$42,563	$(181,588)	$53,073
Less: (Income) loss from discontinued operations, net of income taxes	—	(50,443)	179,466	(62,457)
Income (loss) from continuing operations	13,250	(7,880)	(2,122)	(9,384)
Adjustments:
Interest expense, net	11,973	13,238	40,630	39,783
Income tax expense	237	98	1,572	379
Depreciation and amortization	15,009	14,962	44,997	47,220
EBITDA from Continuing Operations	40,469	20,418	85,077	77,998
Adjustments:
Gain on sale of property, plant and equipment, net	(16,302)	(311)	(13,949)	(113)
Unrealized mark-to-market on commodity derivatives	(2,602)	2,396	(529)	2,896
Transaction costs associated with acquisitions	—	—	224	—
Non-cash insurance related accruals	—	—	500	—
Lower of cost or market adjustments	104	—	407	—
Unit-based compensation	349	352	1,064	872
Adjusted EBITDA from Continuing Operations	22,018	22,855	72,794	81,653
Adjustments:
Interest expense, net	(11,973)	(13,238)	(40,630)	(39,783)
Income tax expense	(237)	(98)	(1,572)	(379)
Amortization of debt premium	(77)	(77)	(230)	(230)
Amortization of deferred debt issuance costs	1,080	874	3,558	2,563
Deferred income taxes	244	—	1,100	—
Payments for plant turnaround costs	(375)	(879)	(5,117)	(879)
Maintenance capital expenditures	(2,389)	(5,064)	(8,876)	(15,164)
Distributable Cash Flow from Continuing Operations	$8,291	$4,373	$21,027	$27,781

Income (loss) from discontinued operations, net of income taxes	$—	$50,443	$(179,466)	$62,457
Adjustments:
Depreciation and amortization	—	4,691	8,161	14,053
EBITDA from Discontinued Operations	—	55,134	(171,305)	76,510
Equity in earnings of unconsolidated entities	—	(656)	—	(3,382)
Distributions from unconsolidated entities	—	500	—	3,500
Gain on sale of equity method investment	—	(48,564)	—	(48,564)
Loss on sale of property, plant and equipment, net	—	—	178,781	120
Non-cash insurance related accruals	—	—	3,213	—
Adjusted EBITDA from Discontinued Operations	—	6,414	10,689	28,184
Maintenance capital expenditures	—	(184)	(912)	(1,455)
Distributable Cash Flow from Discontinued Operations	$—	$6,230	$9,777	$26,729

1 Financial information for 2018 has been revised to include results attributable to MTI acquired from Martin Resource Management Corporation. See Note 1 – Nature of Operations and Basis of Presentation.

Results of Operations

The results of operations for the three and nine months ended September 30, 2019 and 2018 have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the three and nine months ended September 30, 2019 and 2018.  The results of operations for these interim periods are not necessarily indicative of the results of operations which might be expected for the entire year.

Our consolidated and condensed results of operations are presented on a comparative basis below.  There are certain items of income and expense which we do not allocate on a segment basis.  These items, including interest expense and indirect selling, general and administrative expenses, are discussed following the comparative discussion of our results within each segment.

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended September 30, 2019	(in thousands)
Terminalling and storage	$55,376	$(1,630)	$53,746	$5,576	$(183)	$5,393
Transportation	44,631	(4,420)	40,211	4,446	(4,446)	—
Sulfur services	23,072	—	23,072	291	2,093	2,384
Natural gas liquids	60,871	—	60,871	19,663	2,536	22,199
Indirect selling, general and administrative	—	—	—	(4,515)	—	(4,515)
Total	$183,950	$(6,050)	$177,900	$25,461	$—	$25,461

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended September 30, 2018	(in thousands)
Terminalling and storage	$64,002	$(1,655)	$62,347	$4,736	$(73)	$4,663
Transportation	45,338	(6,325)	39,013	3,964	(6,391)	(2,427)
Sulfur services	30,768	—	30,768	3,092	2,655	5,747
Natural gas liquids	101,919	—	101,919	(1,973)	3,809	1,836
Indirect selling, general and administrative	—	—	—	(4,388)	—	(4,388)
Total	$242,027	$(7,980)	$234,047	$5,431	$—	$5,431

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Nine Months Ended September 30, 2019	(in thousands)
Terminalling and storage	$165,619	$(4,954)	$160,665	$15,062	$(600)	$14,462
Transportation	137,050	(17,723)	119,327	11,290	(17,799)	(6,509)
Sulfur services	90,521	—	90,521	9,394	6,898	16,292
Natural gas liquids	234,743	—	234,743	18,012	11,501	29,513
Indirect selling, general and administrative	—	—	—	(13,681)	—	(13,681)
Total	$627,933	$(22,677)	$605,256	$40,077	$—	$40,077

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Nine Months Ended September 30, 2018	(in thousands)
Terminalling and storage	$188,299	$(4,580)	$183,719	$11,104	$(92)	$11,012
Transportation	130,828	(20,250)	110,578	9,899	(20,452)	(10,553)
Sulfur services	106,926	—	106,926	14,376	7,794	22,170
Natural gas liquids	351,725	(19)	351,706	8,334	12,750	21,084
Indirect selling, general and administrative	—	—	—	(12,965)	—	(12,965)
Total	$777,778	$(24,849)	$752,929	$30,748	$—	$30,748

Terminalling and Storage Segment

Comparative Results of Operations for the Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,		Variance	Percent Change
	2019	2018
	(In thousands, except BBL per day)
Revenues:
Services	$22,806	$25,955	$(3,149)	(12)%
Products	32,570	38,047	(5,477)	(14)%
Total revenues	55,376	64,002	(8,626)	(13)%

Cost of products sold	27,439	34,400	(6,961)	(20)%
Operating expenses	12,947	13,890	(943)	(7)%
Selling, general and administrative expenses	1,724	1,304	420	32%
Depreciation and amortization	7,690	9,311	(1,621)	(17)%
	5,576	5,097	479	9%
Other operating loss, net	—	(361)	361	100%
Operating income	$5,576	$4,736	$840	18%

Shore-based throughput volumes (guaranteed minimum) (gallons)	20,000	20,000	—	—%
Smackover refinery throughput volumes (guaranteed minimum BBL per day)	6,500	6,500	—	—%

Services revenues. Services revenues decreased $3.1 million, of which $2.4 million was primarily a result of decreased throughput fees at our shore-based terminals combined with a $0.5 million decrease as a result of the disposition of our sulfuric acid terminal in Elko, Nevada. In addition, $0.4 million was a result of decreased throughput at our Tampa specialty terminal.

Products revenues. A 35% decrease in sales volumes combined with a 32% decrease in average sales price at our shore based terminals resulted in an $8.6 million decrease to products revenues. Offsetting this decrease was a 9% increase in sales volumes combined with a 6% increase in average sales price at our blending and packaging facilities resulting in a $3.6 million increase to products revenues.

Cost of products sold.  A 35% decrease in sales volumes combined with a 38% decrease in average cost per gallon at our shore based terminals resulted in an $8.5 million decrease in cost of products sold. Offsetting this decrease was a 9% increase in sales volumes combined with a 1% increase in average cost per gallon at our blending and packaging facilities resulting in a $2.0 million increase in cost of products sold.

Operating expenses. Operating expenses decreased $0.9 million, of which $0.3 million is a result of the disposition of our sulfuric acid terminal in Elko, Nevada combined with decreases in utilities of $0.2 million and repairs and maintenance of $0.3 million across our terminals.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased primarily due to increased professional fees across our terminals.

Depreciation and amortization.  The decrease in depreciation and amortization is due to the disposition of assets at several closed shore-based facilities and our sulfuric acid terminal in Elko, Nevada, offset by recent capital expenditures.

Other operating loss, net.  Other operating loss, net represents gains and losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,		Variance	Percent Change
	2019	2018
	(In thousands, except BBL per day)
Revenues:
Services	$70,572	$76,949	$(6,377)	(8)%
Products	95,047	111,350	(16,303)	(15)%
Total revenues	165,619	188,299	(22,680)	(12)%

Cost of products sold	83,213	101,498	(18,285)	(18)%
Operating expenses	39,557	40,246	(689)	(2)%
Selling, general and administrative expenses	4,451	3,894	557	14%
Depreciation and amortization	23,353	31,160	(7,807)	(25)%
	15,045	11,501	3,544	31%
Other operating income (loss), net	17	(397)	414	104%
Operating income	$15,062	$11,104	$3,958	36%

Shore-based throughput volumes (guaranteed minimum) (gallons)	60,000	60,000	—	—%
Smackover refinery throughput volumes (guaranteed minimum) (BBL per day)	6,500	6,500	—	—%

Services revenues. Services revenue decreased $6.4 million, of which $4.1 million was primarily a result of decreased throughput fees at our shore-based terminals combined with a $1.4 million decrease as a result of the disposition of our sulfuric acid terminal in Elko, Nevada. In addition, $1.4 million was a result of decreased throughput at our Tampa specialty terminal. Offsetting these decreases was an increase of $0.4 million across our specialty terminals.

Products revenues. A 33% decrease in sales volumes combined with a 28% decrease in average sales price at our shore based terminals resulted in a $25.3 million decrease in products revenues. Offsetting this decrease was an 11% increase in sales volumes combined with a 4% increase in average sales price at our blending and packaging facilities resulting in a $9.9 million increase to products revenues.

Cost of products sold.  A 33% decrease in sales volumes combined with a 30% decrease in average sales price at our shore based terminals resulting in a $24.5 million decrease in cost of products sold. Offsetting this decrease was an 11% increase in sales volumes combined with a 2% increase in average cost per gallon at our blending and packaging facilities resulting in a $6.9 million increase in cost of products sold.

Operating expenses. Operating expenses decreased $0.7 million primarily as a result of the disposition of our sulfuric acid terminal in Elko, Nevada.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased primarily due to increases in professional fees of $0.4 million and compensation expense of $0.3 million across our terminals.

Depreciation and amortization.  The decrease in depreciation and amortization is due to the disposition of assets at several closed shore-based facilities and our sulfuric acid terminal in Elko, Nevada, offset by recent capital expenditures.

Other operating income (loss), net.  Other operating income (loss), net represents gains and losses from the disposition of property, plant and equipment.

Transportation Segment

Comparative Results of Operations for the Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,		Variance	Percent Change
	2019	2018
	(In thousands)
Revenues	$44,631	$45,338	$(707)	(2)%
Operating expenses	34,281	37,395	(3,114)	(8)%
Selling, general and administrative expenses	2,177	1,738	439	25%
Depreciation and amortization	3,877	2,913	964	33%
	4,296	3,292	1,004	30%
Other operating income, net	150	672	(522)	(78)%
Operating income	$4,446	$3,964	$482	12%

Marine Transportation Revenues.  Inland revenue increased $2.5 million, primarily related to increased utilization. Offsetting this increase, ancillary revenue (primarily fuel) decreased $0.3 million.

Land Transportation Revenues. Freight revenue decreased $2.2 million primarily due to a 9% decrease in miles. Additionally, fuel surcharge revenue decreased $0.7 million.

Operating expenses.  The decrease in operating expenses is primarily a result of decreases in pass through expenses (primarily fuel) of $1.0 million, lease expense of $0.9 million, compensation expense of $0.5 million and a reclassification of expenses from operating to selling, general and administrative expense of $0.4 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased primarily due to a reclassification of expenses from operating to selling, general and administrative expense.

Depreciation and amortization.  Depreciation and amortization increased as a result of recent capital expenditures offset by asset disposals.

Other operating income, net.  Other operating income, net represents losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,		Variance	Percent Change
	2019	2018
	(In thousands)
Revenues	$137,050	$130,828	$6,222	5%
Operating expenses	106,058	108,890	(2,832)	(3)%
Selling, general and administrative expenses	6,242	4,606	1,636	36%
Depreciation and amortization	11,225	7,929	3,296	42%
	$13,525	$9,403	$4,122	44%
Other operating income (loss), net	(2,235)	496	(2,731)	(551)%
Operating income	$11,290	$9,899	$1,391	14%

Marine Transportation Revenues.  An increase of $8.3 million in inland revenue is attributable to increased utilization and transportation rates. Offsetting these increases, offshore revenue decreased $0.5 million primarily due to equipment being down for regulatory inspections and maintenance.

Land Transportation Revenues. Freight revenue decreased $1.0 million. Transportation rates increased 4% resulting in an increase to freight revenue of $2.9 million. Miles decreased 5% resulting in an offsetting decrease of $3.9 million. Additionally, fuel surcharge decreased $0.5 million.

Operating expenses.  The decrease in operating expenses is primarily a result of decreases in lease expense of $3.4 million, pass through expenses (primarily fuel) of $1.3 million and a reclassification of expenses from operating to selling, general and administrative expense of $1.2 million. Offsetting these decreases were increases in compensation expense of $1.2 million and outside towing of $2.1 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased primarily due to a reclassification of expenses from operating to selling, general and administrative expense of $1.2 million. Additionally, compensation expense increased $0.2 million and lease expense increased $0.2 million.

Depreciation and amortization.  Depreciation and amortization increased as a result of recent capital expenditures offset by asset disposals.

Other operating income (loss), net.  Other operating income (loss), net represents losses from the disposition of property, plant and equipment.

Sulfur Services Segment

Comparative Results of Operations for the Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,		Variance	Percent Change
	2019	2018
	(In thousands)
Revenues:
Services	$2,859	$2,787	$72	3%
Products	20,213	27,981	(7,768)	(28)%
Total revenues	23,072	30,768	(7,696)	(25)%

Cost of products sold	15,807	21,454	(5,647)	(26)%
Operating expenses	2,883	2,960	(77)	(3)%
Selling, general and administrative expenses	1,260	1,149	111	10%
Depreciation and amortization	2,831	2,113	718	34%
Operating income	$291	$3,092	$(2,801)	(91)%

Sulfur (long tons)	180	166	14	8%
Fertilizer (long tons)	59	50	9	18%
Total sulfur services volumes (long tons)	239	216	23	11%

Services revenues.  Services revenues increased $0.1 million as a result of renegotiation of contract terms effective January 2019.

Products revenues.  Products revenues decreased $9.7 million as a result of a 35% decrease in average sales price. An 11% increase in sales volumes, primarily attributable to an 18% increase in fertilizer volumes, resulted in an offsetting increase of $1.9 million.

Cost of products sold.  A 33% decrease in average cost of products sold per ton reduced our cost of products sold by $7.2 million, offset by an 11% increase in sales volumes which increased our cost of products sold by $1.5 million. Margin per ton decreased $11.78, or 39%.

Operating expenses.  Our operating expenses decreased a combined $0.3 million as a result of a decrease in marine fuel and lube and outside towing, offset by an increase in assist tugs of $0.2 million.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased $0.1 million due to increased compensation expense.

Depreciation and amortization.   Depreciation and amortization increased as a result of recent capital expenditures.

Comparative Results of Operations for the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,		Variance	Percent Change
	2019	2018
	(In thousands)
Revenues:
Services	$8,576	$8,361	$215	3%
Products	81,945	98,565	(16,620)	(17)%
Total revenues	90,521	106,926	(16,405)	(15)%

Cost of products sold	61,049	74,270	(13,221)	(18)%
Operating expenses	7,835	8,801	(966)	(11)%
Selling, general and administrative expenses	3,689	3,230	459	14%
Depreciation and amortization	8,553	6,263	2,290	37%
	9,395	14,362	(4,967)	(35)%
Other operating income (loss), net	(1)	14	(15)	(107)%
Operating income	$9,394	$14,376	$(4,982)	(35)%

Sulfur (long tons)	471	520	(49)	(9)%
Fertilizer (long tons)	214	231	(17)	(7)%
Total sulfur services volumes (long tons)	685	751	(66)	(9)%

Services revenues.  Services revenues increased $0.2 million as a result of renegotiation of contract terms effective January 2019.

Products revenues.  Products revenue decreased $7.9 million as a result of a 9% decline in sales volumes, primarily attributable to a 9% decrease in sulfur volumes. A 9% decrease in average sales price resulted in an additional decrease of $8.7 million.

Cost of products sold.  A 9% decrease in sales volumes reduced our cost of products sold by $5.9 million. Additionally, a 10% decrease in average cost of products sold per ton reduced cost of products sold by $7.3 million. Margin per ton decreased $1.85, or 6%.

Operating expenses.  Operating expenses decreased primarily as a result of a $0.5 million reduction in marine fuel and lube, a $0.2 million reduction in repairs and maintenance of marine vessels, a $0.2 million decline in outside towing and a $0.1 million decrease in lease expense. These decreases were offset by an increase of $0.1 million in assist tugs.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased $0.4 million due to compensation expense.

Depreciation and amortization.   Depreciation and amortization increased as a result of recent capital expenditures.

Other operating income (loss), net.  Other operating income (loss), net represents gains and losses from the disposition of property, plant and equipment.

Natural Gas Liquids Segment

Comparative Results of Operations for the Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,		Variance	Percent Change
	2019	2018
	(In thousands)
Products Revenues	$60,871	$101,919	$(41,048)	(40)%
Cost of products sold	54,273	100,297	(46,024)	(46)%
Operating expenses	1,624	1,846	(222)	(12)%
Selling, general and administrative expenses	852	1,124	(272)	(24)%
Depreciation and amortization	611	625	(14)	(2)%
	3,511	(1,973)	5,484	278%
Other operating income, net	16,152	—	16,152
Operating income (loss)	$19,663	$(1,973)	$21,636	1,097%

NGL sales volumes (Bbls)	1,905	1,774	131	7%

Products Revenues. Our average sales price per barrel decreased $25.50, or 44%, resulting in a decrease to revenues of $45.2 million. The decrease in average sales price per barrel was a result of a decrease in market prices. Sales volumes increased 7%, increasing revenues by $4.2 million.

Cost of products sold.  Our average cost per barrel decreased $28.05, or 50%, decreasing cost of products sold by $49.7 million.  The decrease in average cost per barrel was a result of a decrease in market prices.  The increase in sales volume of 7% resulted in a $3.7 million increase to cost of products sold. Our margins increased $2.55 per barrel, or 279%, during the period.

Operating expenses.  Operating expenses decreased $0.2 million at our underground NGL storage facility due to a decrease of $0.3 million in repairs and maintenance, offset by $0.1 million in increased property taxes.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased primarily due to $0.3 million of decreased property tax expense.

Depreciation and amortization. Depreciation and amortization remained relatively consistent.

Other operating income, net.  Other operating income, net represents gains and losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,		Variance	Percent Change
	2019	2018
	(In thousands)
Products Revenues	$234,743	$351,725	$(116,982)	(33)%
Cost of products sold	222,974	332,419	(109,445)	(33)%
Operating expenses	5,010	5,235	(225)	(4)%
Selling, general and administrative expenses	3,049	3,869	(820)	(21)%
Depreciation and amortization	1,866	1,868	(2)	—%
	1,844	8,334	(6,490)	(78)%
Other operating income, net	16,168	—	16,168
Operating income	$18,012	$8,334	$9,678	116%

NGL sales volumes (Bbls)	6,269	6,958	(689)	(10)%

Products Revenues. Our average sales price per barrel decreased $13.11, or 26%, resulting in a decrease to revenues of $91.2 million. The decrease in average sales price per barrel was a result of a decrease in market prices. Sales volumes decreased 10%, decreasing revenues by $25.8 million.

Cost of products sold.  Our average cost per barrel decreased $12.21, or 26%, decreasing cost of products sold by $85.0 million.  The decrease in average cost per barrel was a result of a decrease in market prices.  The decrease in sales volume of 10% resulted in a $24.5 million decrease to cost of products sold. Our margins decreased $0.90 per barrel, or 32%, during the period.

Operating expenses.  Operating expenses decreased $0.2 million at our underground NGL storage facility primarily due to decreased compensation expense.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased primarily due to decreased compensation expense.

Depreciation and amortization. Depreciation and amortization remained relatively consistent.

Other operating income, net.  Other operating income, net represents gains and losses from the disposition of property, plant and equipment.

Interest Expense, Net

Comparative Components of Interest Expense, Net for the Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,		Variance	Percent Change
	2019	2018
	(In thousands)
Revolving loan facility	$3,566	$5,029	$(1,463)	(29)%
7.25% Senior notes	6,851	6,851	—	—%
Amortization of deferred debt issuance costs	1,080	874	206	24%
Amortization of debt discount	(77)	(77)	—	—%
Other	390	635	(245)	(39)%
Finance leases	164	99	65	66%
Capitalized interest	—	(158)	158	100%
Interest income	(1)	(15)	14	93%
Total interest expense, net	$11,973	$13,238	$(1,265)	(10)%

Comparative Components of Interest Expense, Net for the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,		Variance	Percent Change
	2019	2018
	(In thousands)
Revolving loan facility	$15,356	$16,006	$(650)	(4)%
7.25% Senior notes	20,175	20,175	—	—%
Amortization of deferred debt issuance costs	3,558	2,563	995	39%
Amortization of debt premium	(230)	(230)	—	—%
Other	1,331	1,578	(247)	(16)%
Finance leases	533	192	341	178%
Capitalized interest	(2)	(486)	484	100%
Interest income	(91)	(15)	(76)	(507)%
Total interest expense, net	$40,630	$39,783	$847	2%

Indirect Selling, General and Administrative Expenses

	Three Months Ended September 30,		Variance	Percent Change	Nine Months Ended September 30,		Variance	Percent Change
	2019	2018			2019	2018
	(In thousands)				(In thousands)
Indirect selling, general and administrative expenses	$4,515	$4,388	$127	3%	$13,681	$12,965	$716	6%

Indirect selling, general and administrative expenses increased for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to increased corporate overhead expense. Indirect selling, general and administrative expenses increased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to increases in transaction expenses related to the acquisition of MTI, unit based compensation expense of $0.2 million, corporate overhead expense of $0.1 million, and professional fees of $0.1 million.

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

Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. The Conflicts Committee of our general partner approved the following reimbursement amounts during the nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Variance	Percent Change	Nine Months Ended September 30,		Variance	Percent Change
	2019	2018			2019	2018
	(In thousands)				(In thousands)
Conflicts Committee approved reimbursement amount	$4,164	$4,104	$60	1%	$12,492	$12,312	$180	1%

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

We believe that cash generated from operations and our borrowing capacity under our credit facility will be sufficient to meet our working capital requirements and anticipated maintenance capital expenditures in 2019. Finally, our ability to satisfy our working capital requirements, to fund planned capital expenditures and to satisfy our debt service obligations will also depend upon our future operating performance, which is subject to certain risks. Please read "Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2018, for the year ended December 31, 2018, filed with the SEC on February 19, 2019, for a discussion of such risks.

Cash Flows - Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table details the cash flow changes between the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,		Variance	Percent Change
	2019	2018
	(In thousands)
Net cash provided by (used in):
Operating activities	$25,619	$44,576	$(18,957)	(43)%
Investing activities	175,824	146,572	29,252	20%
Financing activities	(199,941)	(187,988)	(11,953)	(6)%
Net increase (decrease) in cash and cash equivalents	$1,502	$3,160	$(1,658)	(52)%

Net cash provided by operating activities. The decrease in net cash provided by operating activities for the nine months ended September 30, 2019 includes an $18.2 million decrease in net cash received from discontinued operating activities and an unfavorable variance in other non-current assets and liabilities of $1.4 million. An additional $17.2 million decrease in other non-cash charges was primarily due to a $13.8 million gain on the sale of property, plant and equipment. Offsetting was an increase in operating results of $7.3 million and a $10.6 million favorable variance in working capital.

Net cash provided by investing activities. Net cash provided by investing activities for the nine months ended September 30, 2019 increased primarily as a result of $35.3 million related to discontinued investing activities. Also contributing was a $14.7 million increase in proceeds received as a result of higher sales of property, plant and equipment in 2019, as well as, an increase of $3.0 million due to lower payments for capital expenditures and plant turnaround costs in 2019. Offsetting was an increase in cash used of $23.7 million as a result of net assets acquired from MTI.

Net cash used in financing activities. Net cash used in financing activities for the nine months ended September 30, 2019 increased primarily as a result of $102.4 million related to excess purchase price over the carrying value of acquired assets in common control transactions. Further, costs associated with our credit facility amendment increased $3.0 million. Offsetting was a $63.3 million increase in net proceeds from long-term borrowings and a $19.6 million decrease in cash distributions paid. An additional decrease of $10.8 million is due to distributions paid related to 2018, which included a preacquisition distribution to Martin Resource Management Corporation.

Capital Resources

Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings. We expect our primary sources of funds for short-term liquidity will be cash flows from operations and borrowings under our credit facility.

Total Contractual Cash Obligations.  A summary of our total contractual cash obligations as of September 30, 2019, is as follows:

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Revolving credit facility	$237,800	$—	$—	$237,800	$—
2021 Senior unsecured notes	373,800	—	373,800	—	—
Throughput commitment	10,846	6,233	4,613	—	—
Operating leases	29,990	9,360	10,056	3,490	7,084
Finance lease obligations	9,344	6,371	2,880	93	—
Interest payable on finance lease obligations	463	396	66	1	—
Interest payable on fixed long-term debt obligations	37,264	27,101	10,163	—	—
Total contractual cash obligations	$699,507	$49,461	$401,578	$241,384	$7,084

The interest payable under our credit facility is not reflected in the above table because such amounts depend on the  outstanding balances and interest rates, which vary from time to time.

Letters of Credit.  At September 30, 2019, we had outstanding irrevocable letters of credit in the amount of $26.1 million, which were issued under our revolving credit facility.

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

Revolving Credit Facility

At September 30, 2019, we maintained a $400.0 million credit facility. This facility was most recently amended on July 18, 2019 to, among other things, extend the maturity date to from March 2020 to August 2023 and reduce commitments from $500.0 million to $400.0 million.

As of September 30, 2019, we had $237.8 million outstanding under the revolving credit facility and $26.1 million of outstanding irrevocable letters of credit, leaving a maximum available to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $136.1 million. Subject to the financial covenants contained in our credit facility and based on our existing EBITDA (as defined in our credit facility) calculations, as of September 30, 2019, we have the ability to borrow approximately $19.7 million of that amount.

The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.  During the nine months ended September 30, 2019, the level of outstanding draws on our credit facility has ranged from a low of $225.0 million to a high of $455.0 million.

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

Indebtedness under the credit facility bears interest at our option at the Eurodollar Rate (the British Bankers Association LIBOR Rate) plus an applicable margin or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin. We pay a per annum fee on all letters of credit issued under the credit facility, and we pay a commitment fee per annum on the unused revolving credit availability under the credit facility. The letter of credit fee, the commitment fee and the applicable margins for our interest rate vary quarterly based on our leverage ratio (as defined in the credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows as of September 30, 2019:

Leverage Ratio	Base Rate Loans	Eurodollar Rate Loans	Letters of Credit
Less than 3.00 to 1.00	1.25%	2.25%	2.25%
Greater than or equal to 3.00 to 1.00 and less than 3.50 to 1.00	1.50%	2.50%	2.50%
Greater than or equal to 3.50 to 1.00 and less than 4.00 to 1.00	1.75%	2.75%	2.75%
Greater than or equal to 4.00 to 1.00 and less than 4.50 to 1.00	2.00%	3.00%	3.00%
Greater than or equal to 4.50 to 1.00 and less than 5.00 to 1.00	2.25%	3.25%	3.25%
Greater than or equal to 5.00 to 1.00	2.50%	3.50%	3.50%

At September 30, 2019, the applicable margin for revolving loans that are LIBOR loans ranges from 2.25% to 3.50% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.25% to 2.50%. The applicable margin for LIBOR borrowings at September 30, 2019 is 3.50%.

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

We are in compliance with all debt covenants as of September 30, 2019 and expect to be in compliance for the next twelve months.

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

Impact of Inflation

Inflation did not have a material impact on our results of operations for the nine months ended September 30, 2019 or 2018.  Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the nine months ended September 30, 2019 or 2018.

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

We have entered into hedging transactions as of September 30, 2019 to protect a portion of our commodity price risk exposure. These hedging arrangements are in the form of swaps and options for NGLs. We have instruments totaling a gross notional quantity of 1,029,000 barrels settling during the period from October 31, 2019 through February 29, 2020. These instruments settle against the applicable pricing source for each grade and location. These instruments are recorded on our Consolidated and Condensed Balance Sheets at September 30, 2019 in "Fair value of derivatives" as a current asset of $1.6 million. Based on the current net notional volume hedged as of September 30, 2019, a $0.10 change in the expected settlement price of these contracts would result in an impact to our net income of approximately $4.3 million.

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 5.56% as of September 30, 2019.  Based on the amount of unhedged floating rate debt owed by us on September 30, 2019, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $2.4 million annually.

We are not exposed to changes in interest rates with respect to our senior unsecured notes as these obligations are fixed rate.  The estimated fair value of the senior unsecured notes was approximately $346.5 million as of September 30, 2019, based on market prices of similar debt at September 30, 2019. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of a 100 basis point increase in interest rates. Such an increase in interest rates would result in approximately a $4.3 million decrease in the fair value of our long-term debt at September 30, 2019.

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

101
Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019, formatted in Extensible Business Reporting Language: (1) the Consolidated and Condensed Balance Sheets; (2) the Consolidated and Condensed Statements of Income; (3) the Consolidated and Condensed Statements of Cash Flows; (4) the Consolidated and Condensed Statements of Capital; and (5) the Notes to Consolidated and Condensed Financial Statements.

* Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

Date: 10/23/2019	By:	/s/ Robert D. Bondurant
Robert D. Bondurant
Executive Vice President, Treasurer, Chief Financial Officer, and Principal Accounting Officer