Form 10-K
period 2019-12-31
MARTIN MIDSTREAM PARTNERS L.P.
filed 2020-02-14
CIK 1176334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One	Annual Report Pursuant to Section 13 or 15(d) of the
☒	Securities Exchange Act of 1934

For the fiscal year ended	December 31, 2019
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the
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
Yes ☐                        No ☒

As of June 30, 2019, 38,863,389 common units were outstanding.  The aggregate market value of the common units held by non-affiliates of the registrant as of such date approximated $233,826,839 based on the closing sale price on that date.  There were 38,944,389 of the registrant’s common units outstanding as of February 14, 2020.

DOCUMENTS INCORPORATED BY REFERENCE:         None.

i

PART I

Item 1.	Business

References in this annual report to "we," "ours," "us" or like terms when used in a historical context refer to the assets and operations of Martin Resource Management Corporation's business contributed to us in connection with our initial public offering on November 6, 2002. References in this annual report to "Martin Resource Management Corporation" refer to Martin Resource Management Corporation and its subsidiaries, unless the context otherwise requires. References in this annual report to the "Partnership" refer to Martin Midstream Partners L.P. and its subsidiaries, unless the content otherwise requires. You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this annual report. For more detailed information regarding the basis for presentation for the following information, you should read the notes to the consolidated financial statements included elsewhere in this annual report.

Forward-Looking Statements

This annual report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). Statements included in this annual report that are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), are forward-looking statements. These statements can be identified by the use of forward-looking terminology including "forecast," "may," "believe," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward-looking" information. We and our representatives may from time to time make other oral or written statements that are also forward-looking statements.

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

Overview

We are a publicly traded limited partnership with a diverse set of operations focused primarily in the United States ("U.S.") Gulf Coast region. Our four primary business lines include:

•	Terminalling, processing, storage and packaging services for petroleum products and by-products, including the refining of naphthenic crude oil;

•	Land and marine transportation services for petroleum products and by-products, chemicals, and specialty products;

•	Sulfur and sulfur-based products processing, manufacturing, marketing, and distribution; and

•	Natural gas liquids ("NGL") marketing, distribution, and transportation services.

Our vertically integrated services have created longstanding relationships with a diversified customer base with a revenue-weighted average customer relationship of approximately 16.0 years. These customers include major and independent oil and gas companies, independent refiners, chemical companies, and other wholesale purchasers of certain petroleum products and by-products, with significant business concentrated around the U.S. Gulf Coast refinery complex, which is a major hub for petroleum refining, natural gas gathering and processing, and support services for the exploration and production industry. The petroleum products and by-products we gather, transport, store and market are produced primarily by major and independent oil and gas companies who often rely on third parties, such as us, for the transportation and disposition of these products.

We believe that we have become an integral part of the value chain for our customers by providing them with high value, niche services. We generate a significant amount of our revenues from fee-based businesses with a significant amount of the working capital demands and margin risk associated with the collective services that we and our sponsor, Martin Resource Management Corporation, provide to customers mainly assumed under contracts between such customers and Martin Resource Management Corporation. Our fixed fee and margin business provides a combination of long-term, spot and evergreen contracts.

We were formed in 2002 by Martin Resource Management Corporation, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management Corporation has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management Corporation is an important supplier and customer of ours. As of December 31, 2019, Martin Resource Management Corporation owned 15.7% of our total outstanding common limited partner units. Furthermore, Martin Resource Management Corporation controls Martin Midstream GP LLC ("MMGP"), our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of MMGP. MMGP owns a 2.0% general partner interest in us and all of our incentive distribution rights. Martin Resource Management Corporation directs our business operations through its ownership interests in and control of our general partner.

We entered into an omnibus agreement dated November 1, 2002, with Martin Resource Management Corporation (the "Omnibus Agreement") that governs, among other things, potential competition and indemnification obligations among the parties to the agreement, related party transactions, the provision to us of general administration and support services by Martin Resource Management Corporation and our use of certain of Martin Resource Management Corporation’s trade names and trademarks. Under the terms of the Omnibus Agreement, the employees of Martin Resource Management Corporation are responsible for conducting our business and operating our assets.

Martin Resource Management Corporation has operated our business since 2002.  Martin Resource Management Corporation began operating our NGL business in the 1950s and our sulfur business in the 1960s. It began our land transportation business in the early 1980s and our marine transportation business in the late 1980s. It entered into our fertilizer and terminalling and storage businesses in the early 1990s.

Primary Business Segments

Our primary business segments can be generally described as follows:

•
Terminalling and Storage.  We own or operate 19 marine shore-based terminal facilities and 12 specialty terminal facilities located primarily in the U.S. Gulf Coast region with aggregate storage capacity of 2.8 million barrels. We provide storage, refining, blending, packaging, and handling services for producers and suppliers of petroleum products and by-products, including the refining of naphthenic crude oil and the blending and packaging of various grades and quantities of industrial, commercial, and automotive lubricants and greases. Our facilities and resources provide us with the ability to handle various products that require specialized treatment, such as molten sulfur and asphalt. We also provide land rental to oil and gas companies along with storage and handling services for lubricants and fuels through our shore-based terminals. We provide these terminalling and storage services on a fixed-fee basis and a significant portion of the contracts in this segment provide for minimum fee arrangements that are not based on the volumes handled. We believe that our terminalling, processing, storage and packaging services for petroleum products and by-products would be difficult for our customers or competitors to replicate. We have a revenue weighted average relationship length of 10.0 years among our top five customers in the segment.

•
Transportation.  We operate a fleet of both land transportation and marine transportation assets that transport petroleum products and by-products, petrochemicals, and chemicals. Our land transportation assets include approximately 540 tank trucks and 1,275 trailers and are based across 23 terminals strategically located throughout the U.S. Gulf Coast and southeastern United States. Our marine transportation assets include 33 inland marine tank barges, 19 inland push boats and one articulated offshore tug and barge unit that operate coastwise along the Gulf of Mexico and east coast and on the U.S. inland waterway system, primarily between domestic ports along the Gulf of Mexico, the Intracoastal Waterway, the Mississippi River system and the Tennessee-Tombigbee Waterway system. Our "refinery and petrochemical services" model is focused on transportation of heavy tank bottoms (by-products) and other petroleum products, hauling liquefied petroleum gas ("LPG"), molten sulfur, sulfuric acid, paper mill liquids, chemicals, dry bulk and numerous other bulk liquid commodities from refineries and petrochemical production locations to end markets. We provide these transportation services on a fee basis, and many of our customers have long standing contractual relationships with us. We believe our modernized asset base is attractive both to our existing customers as well as potential new customers. In addition, our fleet contains several vessels that reflect our focus on specialty products. We have a revenue weighted average relationship length of 9.4 years among our top five customers in this segment.

•
Sulfur Services.  We own 23 railcars and lease 41 railcars equipped to transport molten sulfur and we lease 132 railcars to transport our fertilizer products. We have developed an integrated system of transportation assets and facilities relating to sulfur services. We process and distribute sulfur produced by oil refineries primarily located in the U.S. Gulf Coast region. We seek to buy and sell molten sulfur on contracts that are tied to sulfur indices to minimize margin fluctuations. We process molten sulfur into prilled or pelletized sulfur at our facilities in Beaumont, Texas and Port of Stockton, California on contracts that traditionally provide guaranteed minimum fees. The sulfur we process and handle is primarily used in the production of fertilizers and industrial chemicals. We own and operate five sulfur-based fertilizer production plants and one emulsified sulfur blending plant located in Texas and Illinois and manufacture primarily sulfur-based fertilizer products for wholesale distributors and industrial users. Demand for our sulfur products exists across the globe, and our asset base provides additional opportunities to handle increases in U.S. supply and access to foreign demand. We have a revenue weighted average relationship length of 19.0 years among our top five customers in this segment.

•
Natural Gas Liquids.  We distribute NGLs that we primarily purchase from refineries and natural gas processors. We store and transport NGLs for wholesale deliveries to refineries, industrial NGL users in Texas and the southeastern U.S. and propane retailers. We own approximately 2.1 million barrels of underground storage capacity for NGLs. This segment is primarily driven by the purchase of butane in the summer months, when demand is typically low, and sale in the winter months, when demand is typically higher. We have a revenue weighted average relationship length of 21.6 years among our top five customers in this segment.

Significant Developments in 2019

Beginning in 2018, we committed to strengthening our balance sheet through strategic initiatives aimed at reducing leverage by divesting non-core assets and businesses, creating the ability to focus on a streamlined corporate strategy and position the Partnership for growth.

The first set of initiatives was executed in 2018 with the divestiture of our 20% interest in West Texas LPG Pipeline Limited Partnership for $195.0 million and the sale of a non-strategic terminal asset located in Nevada for $8.0 million. On January 1, 2019, we completed the next initiative with the acquisition of Martin Transport, Inc. from Martin Resource Management Corporation for $135.0 million, positioning us for cash flow growth. On July 1, 2019, we completed the sale of our natural gas storage assets for $215.0 million, which was an important piece of the Partnership’s strategy to strengthen the balance sheet and re-focus our operational expertise on the refinery services industry. On August 12, 2019 we completed the sale of our East Texas Pipeline for $17.5 million.

As a result of dispositions, offset by acquisitions, we were able to pay down $300.5 million of outstanding debt while incurring only a slight reduction to projected EBITDA. Consistent with our strategy of reducing leverage and improving liquidity, on January 28, 2020, we announced a $0.75 per unit reduction of our cash distribution on an annual basis, allowing us to retain $29.2 million to continue to strengthen our balance sheet.

Divestiture of East Texas Pipeline. On August 12, 2019, we completed the sale of our East Texas Pipeline for $17.5 million. The net proceeds were used to reduce outstanding borrowings under our revolving credit facility.

Credit Facility Amendment and Extension. On July 18, 2019, the Partnership amended its revolving credit facility to, among other things, extend the maturity date from March 2020 to August 2023 (provided we have refinanced our 7.25% senior unsecured notes due 2021 (the "2021 Notes") on or before August 19, 2020) and reduce commitments from $500.0 million to $400.0 million.

Divestiture of Natural Gas Storage Assets. On June 28, 2019, we completed the sale of our membership interests in Arcadia Gas Storage, LLC, Cadeville Gas Storage LLC, Monroe Gas Storage Company, LLC and Perryville Gas Storage LLC (the "Natural Gas Storage Assets") to Hartree Cardinal Gas, LLC ("Hartree"), a subsidiary of Hartree Bulk Storage, LLC. The Natural Gas Storage Assets consist of approximately 50 billion cubic feet of working capacity located in northern Louisiana and Mississippi. In consideration of the sale of the Natural Gas Storage Assets, we received cash proceeds of $210.1 million after transaction fees and expenses. The proceeds were used to reduce outstanding borrowings under our revolving credit facility.

Neches Shiploader Incident. On Friday May 10, 2019, an incident occurred at our Neches Terminal in Beaumont, Texas, causing structural damage to the terminal's mobile ship-loader and crane as a result of severe weather passing through the area.  While the damage was repaired, the terminal was unable to load prilled sulfur onto oceangoing vessels. The shiploader was placed back in service on January 28, 2020. As a result of the downtime associated with the repairs, the net impact on EBITDA during 2019 was $2.3 million after receipt of $1.3 million in business interruption insurance proceeds.

Martin Transport Inc. Stock Purchase Agreement. On October 22, 2018, we entered into a stock purchase agreement (the "Stock Purchase Agreement") with Martin Resource Management Corporation to acquire all of the issued and outstanding equity of Martin Transport, Inc. ("MTI"), a wholly-owned subsidiary of Martin Resource Management Corporation which operates a fleet of tank trucks providing transportation of petroleum products, liquid petroleum gas, chemicals, sulfur and other products, as well as owns 23 terminals located throughout the U.S. Gulf Coast and southeastern United States for total consideration of $135.0 million with a $10.0 million earn-out based on certain performance thresholds. Additionally, a post-closing working capital adjustment was finalized on January 28, 2019 which included additional consideration paid to Martin Resource Management Corporation of $2.2 million. The Stock Purchase Agreement contained customary representations and warranties. Martin Resource Management Corporation has owned and operated MTI or its predecessor for over 40 years and MTI is integral to our routine movements of sulfur and NGLs. Based on operational estimates and current transportation market conditions, this drop-down from our general partner will provide strategic long-term growth for the Partnership. This transaction closed January 2, 2019 and was effective as of January 1, 2019. As of January 1, 2019, Martin Resource Management Corporation discontinued providing land transportation services.

Subsequent Events

Quarterly Distribution. On January 28, 2020, we declared a quarterly cash distribution of $0.0625 per common unit for the fourth quarter of 2019, or $0.25 per common unit on an annualized basis, which was paid on February 14, 2020 to unitholders of record as of February 7, 2020.

Our Growth Strategy

The key components of our growth strategy are:

•
Pursue Organic Growth Projects. We continually evaluate organic expansion opportunities in existing areas of operation that will allow us to leverage our existing market position and increase the revenues from our existing assets through improved utilization and efficiency. For example, our specialty products division is opening an additional grease processing and packaging location to serve new and existing customers in the western United States.

•
Spur Internal Organic Growth by Attracting New Customers and Expanding Services Provided to Existing Customers. Opportunities exist to expand our customer base and provide additional services and products to existing customers. We generally begin a relationship with a customer by transporting, storing or marketing a limited range of products and services. Expanding our customer base and our service and product offerings to existing customers is an efficient and cost effective method of achieving organic growth in revenues and cash flow. We plan to focus on growth in our business segments with a stronger economic outlook.

•
Establish Strategic Commercial Alliances. Many of our larger customers, which include major integrated energy companies, have established strategic alliances with midstream service providers such as us to address logistical and transportation challenges or to achieve operational synergies. We intend to utilize our industry knowledge, network of customers and suppliers, and strategic asset base to expand commercial alliances to drive revenue and cash flow growth in the future. We have access to approximately 96.5 additional acres of land at the Beaumont Terminal, which is an attractive deepwater alternative to the Houston Ship Channel where we believe opportunities may exist to jointly develop a potential project using our terminalling expertise. We also own approximately 18.4 acres of land with a dock located at the mouth of the Port of Corpus Christi Ship Channel, which we believe is a favorable location for a crude oil export project.

•
Maintain a Disciplined Financial Policy. We intend to continue pursuing a disciplined financial policy that includes continuing to evaluate the sale of non-core assets and conservative capital spending to pay down debt, and prudent control of distributions.

Competitive Strengths

We believe we are well positioned to execute our business strategy because of the following competitive strengths:

Fee-Based Contracts. We generate a significant amount of our cash flow from fee-based contracts with our customers, many of which are major and independent oil and gas companies with whom we have longstanding customer relationships. A majority of our fee-based contracts consist of reservation charges or minimum fee arrangements, which reduce the volatility of our cash flows due to volume fluctuations.

Vertically Integrated Services Provided for U.S. Gulf Coast-Centric Asset and Operational Footprint. We own and operate a diversified asset base that enables us to offer our customers an integrated distribution network consisting of terminalling, storage, packaging and other midstream logistical services for petroleum products and by-products in one of the world’s most active refining and petrochemical regions.

Strategically Located Assets. A significant portion of our cash flow comes from providing various services to the oil refining industry.  Accordingly, a significant portion of our assets are located in proximity to refining operations along the U.S. Gulf Coast.  For example, our land transportation assets are based out of terminals strategically located to serve refineries and chemical companies across the U.S. Gulf Coast. Many of our sulfur services assets are strategically located to source sulfur from the largest refinery sources in the United States. Finally, our terminalling and storage assets are located in strategic areas across the U.S. Gulf Coast to support our refinery based customers.

Specialized Transportation Equipment and Storage Facilities. We have the assets and expertise to handle and transport an array of petroleum products and by-products with unique requirements for transportation and storage. For example, we own facilities and resources to transport a variety of specialty products, including ammonia, molten sulfur and asphalt. Some of these specialty products require treatment across a wide range of temperatures ranging between approximately -30 to +400 degrees Fahrenheit to remain in liquid form, which our facilities are designed to accommodate. These capabilities help us enhance relationships with our customers by offering them services to handle their unique product requirements.

Strong Industry Reputation and Established Relationships with Suppliers and Customers. We have established a reputation in our industry as a reliable and cost-effective supplier of services to our customers and have a track record of safe, efficient operation of our facilities. Our management has also established long-term relationships with many of our suppliers and customers with a revenue-weighted average customer tenure of approximately 16 years. We benefit from our management’s reputation and track record and from these long-term relationships. We provide specialized value added services to our customers and believe we have become an integral part of their value chain.

Experienced Management Team and Operational Expertise. Members of our executive management team and the heads of our principal business lines have a significant amount of experience in the industries in which we operate. Our management team's experience and familiarity with our industry and businesses are important assets that assist us in implementing our business strategies. In addition, members of our senior management hold significant limited and general partner interests in us, which we believe aligns incentives with our investors.

Strong Parent Support. Martin Resource Management Corporation, a supportive general partner, which is privately owned, assumes a significant amount of the working capital demands and margin risk, providing stable fee-based cash flows to our limited partners.

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

The U.S. Gulf Coast region is a major hub for petroleum refining. Approximately 50% of U.S. refining capacity exists in this region. Growth in the refining and natural gas processing industries has increased the volume of petroleum products and by-products that are transported within the U.S. Gulf Coast region, which consequently has increased the need for terminalling and storage services.

The marine and offshore oil and gas exploration and production industries use terminal facilities in the U.S. Gulf Coast region as shore bases that provide them logistical support services as well as provide a broad range of products, including fuel oil, lubricants, chemicals and supplies. The demand for these types of terminals, services and products is driven primarily by offshore exploration, development and production in the Gulf of Mexico. Offshore activity is greatly influenced by current and projected prices of oil and natural gas.

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

At the Neches and Stanolind terminals, our customers are primarily energy or petrochemical companies. We charge either a fixed monthly fee or a throughput fee for the use of services we perform at our facilities based on the capacity of the applicable tank. We conduct a substantial portion of our terminalling and storage operations under long-term contracts, which enhances the stability and predictability of our operations and cash flow. We attempt to balance our short-term and long-term terminalling contracts in order to allow us to maintain a consistent level of cash flow while maintaining flexibility to earn higher storage revenues when demand for storage space increases. In addition, a significant portion of the contracts for our specialty terminals provide for minimum fee arrangements that are not based on the volume handled.

In Smackover, Arkansas, we own a refinery and terminal where we process crude oil into finished products that include naphthenic lubricants, distillates, asphalt and other intermediates.  This process is dedicated to an affiliate of Martin Resource Management Corporation through a long-term tolling agreement based on throughput rates and a monthly reservation fee.

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

We own asphalt terminals in each of Hondo, South Houston, and Port Neches, Texas and Omaha, Nebraska, each of which is dedicated to an affiliate of Martin Resource Management Corporation through a terminalling service agreement based on throughput rates.

In Beaumont, Texas we own a terminal where we receive natural gasoline via pipeline and then ship the product to our customers via other pipelines to which the facility is connected, referred to as the "Spindletop Terminal."  Our fees for the use of this facility are based on the volume of barrels shipped from the terminal.

The following is a summary description of our shore-based specialty terminals:

Terminal	Location	Aggregate Capacity (in barrels)	Products	Description
Tampa (1)	Tampa, Florida	718,000	Asphalt and fuel oil	Marine terminal, loading/unloading for vessels, barges, railcars and trucks
Stanolind	Beaumont, Texas	593,000	Asphalt, crude oil, sulfur, sulfuric acid and fuel oil	Marine terminal, marine dock for loading/unloading of vessels, barges, railcars and trucks
Neches (2)	Beaumont, Texas	551,000	Molten sulfur, formed sulfur, ammonia, asphalt, fuel oil, crude oil and sulfur-based fertilizer	Marine terminal, loading/unloading for vessels, barges, railcars and trucks

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

Marine Shore-Based Terminals.  We own or operate 19 marine shore-based terminals along the U.S. Gulf Coast from Theodore, Alabama to Corpus Christi, Texas.   Our terminalling assets are located at strategic distribution points for the products we handle and are in close proximity to our customers. We are one of the largest operators of marine shore-based terminals in the U.S. Gulf Coast region. These terminals are used to distribute and market fuel and lubricants. Additionally, full service terminals also provide shore bases for companies that are operating in the offshore exploration and production industry. Customers are primarily oil and gas exploration and production companies and oilfield service companies, such as drilling fluid companies, marine transportation companies and offshore construction companies. Shore bases typically provide logistical support, including the storing and handling of tubular goods, loading and unloading bulk materials, providing facilities from which major and independent oil companies can communicate with and control offshore operations and leasing dockside facilities to companies which provide complementary products and services such as drilling fluids and cementing services. We generate revenues from our terminals that have shore bases by fees that we charge our customers under land rental contracts for the use of our terminal facility for these shore bases. These contracts generally provide us a fixed land rental fee and additional rental fees that are determined based on a percentage of the sales value of the products and services delivered from the shore base. In addition, Martin Resource Management Corporation, through terminalling service agreements, pays us for terminalling and storage of fuels and lubricants at these terminal facilities and includes a provision for minimum volume throughput requirements.

Our marine shore-based terminals are divided into two classes of terminals: (i) full service terminals and (ii) fuel and lubricant terminals.

Full Service Terminals.  We own or operate six full service terminals. These facilities provide logistical support services and storage and handling services for fuel and lubricants.  The significant difference between our full service terminals and our fuel and lubricant terminals is that our full service terminals generate additional revenues by providing shore bases to support our customer’s operating activities related to the offshore exploration and production industry. One typical use for our shore bases is for drilling fluids manufacturers to manufacture and sell drilling fluids to the offshore drilling industry. Offshore drilling companies may also set up service facilities at these terminals to support their offshore operations. Customers of our full service terminals are primarily oil and gas exploration and production companies, oilfield service companies such as drilling fluids companies, marine transportation companies and offshore construction companies.

The following is a summary description of our full service terminals:

Terminal	Location	Aggregate Capacity (barrels)	End of Lease (Including Options)
Amelia	Amelia, Louisiana	13,000	August 2023
Fourchon 15	Fourchon, Louisiana	7,600	February 2047
Harbor Island (1)	Port Aransas, Texas	6,800	December 2039
Intracoastal City 2 (2)	Intracoastal City, Louisiana	17,700	December 2025
Pelican Island	Galveston, Texas	87,600	Own
Theodore	Theodore, Alabama	19,900	Own

(1)	A portion of this terminal is owned.

(2)	This terminal is currently in caretaker status.

Fuel and Lubricant Terminals.  We own or operate 13 lubricant and fuel terminals located in the U.S. Gulf Coast region that provide storage and handling services for lubricants and fuel oil.

The following is a summary description of our fuel and lubricant terminals at:

Terminal	Location	Aggregate Capacity (barrels)	End of Lease (Including Options)
Dulac (1)	Dulac, Louisiana	—	December 2041
Dock 193 (3)	Gueydan, Louisiana	11,000	May 2022
Fourchon	Fourchon, Louisiana	80,900	May 2027
Fourchon 16	Fourchon, Louisiana	16,400	July 2048
Galveston T (2)	Galveston, Texas	1,400	Own
Intracoastal City (2)	Intracoastal City, Louisiana	—	Own
Jennings Bulk Plant	Jennings, Louisiana	9,100	Own
Channelview	Houston, Texas	39,800	Own
Lake Charles T	Lake Charles, Louisiana	1,000	April 2023
Pascagoula (2)	Pascagoula, Mississippi	10,100	Own
Port Arthur	Port Arthur, Texas	16,300	November 2025
Port O'Connor (1)	Port O'Connor, Texas	6,700	March 2028
Sabine Pass (2)(3)	Sabine Pass, Texas	16,700	September 2036

(1)	This terminal is currently in caretaker status and the lease will not be renewed at the end of the current option.

(2)	These terminals are currently in caretaker status.

(3)	A portion of this terminal is owned.

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

We successfully compete for terminal customers because of the strategic location of our terminals along the U.S. Gulf Coast, our integrated transportation services, our reputation, the prices we charge for our services and the quality and versatility of our services. Additionally, while some companies have significantly more terminalling and storage capacity than us, not all terminalling and storage facilities located in the markets we serve are equipped to properly handle specialty products such as asphalt, sulfur and anhydrous ammonia.

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

Transportation Segment

Land Transportation

Industry Overview. The U.S. tank trucking industry is segmented into fleet type, capacity, and product category. The energy and chemical sector relies heavily on the transportation industry to assist in moving mass quantities of petroleum products and by-products, petrochemicals, and chemicals.

Our Truck and Trailer Fleet.  We operate a fleet of land transportation assets comprising approximately 540 tank trucks and 1,275 trailers that transport petroleum products and by-products, petrochemicals, and chemicals. Our land transportation assets operate out of 23 strategically located terminals throughout the U.S. Gulf Coast and Southeastern United States.

The following is a listing of our terminals utilized in our land transportation business:

Terminal Locations
Texas	Louisiana	Arkansas	Other
Baytown	Arcadia	Marion	Theodore, Alabama
Beaumont	Baton Rouge	Smackover	Tampa, Florida
Beaumont Lube	Bossier City	Stephens	Hattiesburg, Mississippi
Channelview	Jennings		Kenova, West Virginia
Corpus Christi	Lake Charles	Tennessee
Kilgore	Reserve	Chattanooga
Longview		Kingsport
Plainview

Our largest land transportation customers include petroleum, petrochemical, and chemical companies and Martin Resource Management Corporation. We conduct our land transportation services on a fee basis primarily under spot contracts.

We are a party to a master transportation services agreement under which we provide land transportation services to Martin Resource Management Corporation on a demand basis at applicable market rates.  The agreement will continue unless either party terminates the agreement by giving at least 30 days' written notice to the other party.  These rates are subject to any adjustments which are mutually agreed upon or in accordance with a price index. Additionally, shipping charges are also subject to fuel surcharges determined on a weekly basis in accordance with the U.S. Department of Energy’s national diesel price list.

Competition. The U.S. tank trucking market is highly competitive and fragmented, due to the presence of many small and medium-sized market participants. Driver availability plays a major role in each market participant's ability to generate revenue.  We compete primarily with other tank truck transportation companies. Competition in our service regions is based primarily on freight rates, service, efficiency, and available capacity.

Marine Transportation

Industry Overview.  The U.S. inland waterway system is composed of a network of interconnected rivers and canals that serve as water highways and is used to transport vast quantities of products annually. This waterway system extends approximately 26,000 miles, of which 12,000 miles are generally considered significant for domestic commerce.

The U.S. Gulf Coast region is a major hub for petroleum refining. The petroleum refining process generates products and by-products that require transportation in large quantities from the refinery or processor. Convenient access to and use of this waterway system by the petroleum and petrochemical industry is a major reason for the current location of U.S. refineries and petrochemical facilities. The marine transportation industry uses push boats and tugboats as power sources and tank barges for freight capacity. The combination of the power source and tank barge freight capacity is called a tow.

Marine Fleet.  We utilize a fleet of inland and offshore tows that provide marine transportation of petroleum products and by-products produced in oil refining. Our marine transportation business operates coastwise along the Gulf of Mexico and east coast of the United States, as well as on the U.S. inland waterway system, primarily between domestic ports along the Gulf of Mexico, Intracoastal Waterway, the Mississippi River system and the Tennessee-Tombigbee Waterway system. Our inland tows generally consist of one push boat and one to three tank barges, depending upon the horsepower of the push boat, the river or canal capacity and conditions, and customer requirements. Our offshore tow consists of one tugboat, with much greater horsepower than an inland push boat, and one large tank barge. We transport asphalt, fuel oil, gasoline, sulfur and other bulk liquids.

The following is a summary description of the marine vessels we use in our marine transportation business (excluding equipment classified as "Assets Held for Sale"):

Class of Equipment	Number in Class	Capacity/Horsepower	Description of Products Carried
Inland tank barges	7	Under 20,000 barrels	Asphalt, crude oil, fuel oil, gasoline and sulfur
Inland tank barges	26	20,000 - 31,000 barrels	Asphalt, crude oil, fuel oil and gasoline
Inland push boats	19	800 - 2,650 horsepower	N/A
Offshore tank barge	1	59,000 barrels	Diesel fuel
Offshore tugboat	1	5,100 horsepower	N/A

Our largest marine transportation customers include major and independent oil and gas refining companies, petroleum marketing companies and Martin Resource Management Corporation. We conduct our marine transportation services on a fee basis primarily under spot contracts.

We are a party to a marine transportation agreement under which we provide marine transportation services to Martin Resource Management Corporation on a spot contract basis at applicable market rates.  Effective each January 1, this agreement automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 60 days prior to the expiration of the then-applicable term.

Competition.  We compete primarily with other marine transportation companies. Competition in this industry has historically been based primarily on price. However, customers are placing an increased emphasis on the age of equipment, safety, environmental compliance, quality of service and the availability of a single source of supply of services.

In addition to competitors that provide marine transportation services, we also compete with providers of other modes of transportation, such as rail, trucks and, to a lesser extent, pipelines. For example, a typical two-barge tow carries a volume of product equal to approximately 80 railcars or 250 tanker trucks. Pipelines generally provide a less expensive form of transportation than marine transportation. However, pipelines are not able to transport some of the products we transport and are generally a less flexible form of transportation because they are limited to the fixed point-to-point distribution of commodities in high volumes over extended periods of time.

Sulfur Services Segment

Industry Overview.  Sulfur is a natural element and is required to produce a variety of industrial products. In the U.S., approximately 8.5 million tons of sulfur are consumed annually with the Tampa, Florida area being the largest single market. Currently, all sulfur produced in the U.S. is "recovered sulfur," or sulfur that is a by-product from oil refineries and natural gas processing plants.  Sulfur production in the U.S. is principally located along the U.S. Gulf Coast, along major inland waterways and in some areas of the western United States.

Sulfur has long been recognized as essential for plant and animal growth and various other industrial purposes. The primary application of sulfur in fertilizers occurs in the form of sulfuric acid. Burning sulfur creates sulfur dioxide, which is subsequently oxidized and dissolved in water to create sulfuric acid. The sulfuric acid is then combined with ammonia and phosphate rock to manufacture phosphate as well as ammonium sulfate and ammonium thiosulfate fertilizers.

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

Our Operations and Products.  We maintain an integrated system of transportation assets and facilities relating to our sulfur services.  We gather molten sulfur from refiners, primarily located on the U.S. Gulf Coast. We transport sulfur by inland and offshore barges, railcars and trucks.  In the U.S., recovered sulfur is mainly kept in liquid form from production to usage at a temperature of approximately 275 degrees Fahrenheit. Because of the temperature requirement, the sulfur industry uses specialized equipment to store and transport molten sulfur. We have the necessary assets and expertise to handle the unique requirements for transportation and storage of molten sulfur.

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

Our Sulfur Services Facilities. We own 23 railcars and lease 41 railcars equipped to transport molten sulfur. We own the following marine assets and use them to transport molten sulfur between U.S. Gulf Coast storage terminals (including our terminal in Beaumont, Texas) under third-party marine transportation agreements:

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

Natural Gas Liquids Segment

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

Facilities.  We purchase NGLs primarily from major domestic oil refiners and natural gas processors.  We transport NGLs using MTI’s land transportation fleet or by contracting with common carriers, owner-operators and railroad tank cars. We typically enter into annual contracts with independent retail propane distributors to deliver their estimated annual volume requirements based on prevailing market prices. Dependable delivery is very important to these customers and in some cases may be more important than price. We ensure adequate supply of NGLs through:

•	term purchase contracts;

•	storage of NGLs;

•	efficient use of railroad tank cars;

•	the transportation fleet of vehicles owned by MTI; and

•	product management expertise to obtain supplies when needed.

The following is a summary description of our owned NGL facilities:

NGL Facility	Location	Capacity	Description
Wholesale terminals	Arcadia, Louisiana	2,100,000 barrels	Underground storage
Rail terminal	Arcadia, Louisiana	24 railcars per day	NGL railcar loading and unloading capabilities

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

Competition.  We compete with large integrated NGL producers and marketers, as well as small local independent marketers, primarily with respect to location, rates, terms and flexibility of service and supply.

Our Relationship with Martin Resource Management Corporation

Martin Resource Management Corporation is engaged in the following principal business activities:

•	distributing fuel oil, asphalt, marine fuel and other liquids;

•	providing marine bunkering and other shore-based marine services in Texas, Louisiana, Mississippi, Alabama, and Florida;

•	operating a crude oil gathering business in Stephens, Arkansas;

•	providing crude oil gathering, refining, and marketing services of base oils, asphalt, and distillate products in Smackover, Arkansas;

•	providing crude oil marketing and transportation from the well head to the end market;

•	operating an environmental consulting company;

•	supplying employees and services for the operation of our business; and

•	operating, solely for our account, the asphalt facilities in each of Hondo, South Houston and Port Neches, Texas and Omaha, Nebraska.

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

Related Party Agreements

The Omnibus Agreement with Martin Resource Management Corporation requires us to reimburse Martin Resource Management Corporation for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management Corporation for $138.7 million, $136.1 million and $135.9 million of direct costs and expenses for the years ended December 31, 2019, 2018 and 2017, respectively.  There is no monetary limitation on the amount we are required to reimburse Martin Resource Management Corporation for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.  For the years ended December 31, 2019, 2018, and 2017, the conflicts committee of our general partner ("Conflicts Committee") approved reimbursement amounts of $16.7 million, $16.4 million and $16.4 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management Corporation provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, environmental and safety compliance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management Corporation’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management Corporation also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

Other agreements include, but are not limited to, a master transportation services agreement, marine transportation agreements, terminal services agreements, a tolling agreement, and a sulfuric acid sales agency agreement.  Pursuant to the terms of the Omnibus Agreement, we are prohibited from entering into certain material agreements with Martin Resource Management Corporation without the approval of the Conflicts Committee.

For a more comprehensive discussion concerning the Omnibus Agreement and the other agreements that we have entered into with Martin Resource Management Corporation, please see "Item 13. Certain Relationships and Related Transactions, and Director Independence."

Commercial

We have been and anticipate that we will continue to be both a significant customer and supplier of products and services offered by Martin Resource Management Corporation. In the aggregate, our purchases from Martin Resource Management Corporation accounted for approximately 7%, 5%, and 5% of our total cost of products sold during for the years ended December 31, 2019, 2018 and 2017, respectively.

Correspondingly, Martin Resource Management Corporation is one of our significant customers. Our sales to Martin Resource Management Corporation accounted for approximately 11%, 11%, and 12% of our total revenues for each of the years ended December 31, 2019, 2018 and 2017, respectively.

For a more comprehensive discussion concerning the Omnibus Agreement and the other agreements that we have entered into with Martin Resource Management Corporation, please see "Item 13. Certain Relationships and Related Transactions, and Director Independence."

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

The clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and, thus, any changes in environmental laws and regulations that result in more stringent and costly pollutant control or waste handling, storage, transport, disposal, or remediation requirements could have a material adverse effect on our operations and financial position. Moreover, there is inherent risk of incurring significant environmental costs and liabilities in the performance of our operations due to our handling of petroleum products and by-products, chemical substances, and wastes as well as the accidental release or spill of such materials into the environment. Consequently, we cannot provide assurance that we will not incur significant costs and liabilities as result of such handling practices, releases or spills, including those relating to claims for damage to property and persons. In the event of future increases in costs, we may be unable to pass on those increases to our customers. While we believe that we are in substantial compliance with current environmental laws and regulations and that continued compliance with existing requirements would not have a material adverse impact on us, we cannot provide any assurance that our environmental compliance expenditures will not have a material adverse effect on us in the future.

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
On an international level, almost 200 nations agreed in December 2015 to an international climate change agreement in Paris, France that calls for countries to set their own greenhouse gas emissions targets and be transparent about the measures each country will use to achieve its emissions targets. In August 2017, the U.S. State Department officially informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. Notice of such withdrawal occurred on November 4, 2019, and will be effective one year from the date of delivery of such notice. Whether the United States may reenter the Paris Agreement or a separately negotiated agreement is unclear at this time. It is not possible at this time to predict how or when the United States might impose restrictions on GHGs as a result of this or another international climate change agreement. Further, several states and local governments have stated their commitment to its principles in their effectuation of policy and regulations. To date, applicable requirements have not had a substantial effect upon our operations.  Still, new legislation or regulatory programs that restrict emissions of greenhouse gases in areas in which we conduct business could adversely affect our operations and demand for our services.

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

Clean Water Act

The Federal Water Pollution Control Act of 1972, as amended, also known as Clean Water Act and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including hydrocarbon-bearing wastes, into state waters and waters of the U.S. Pursuant to the Clean Water Act and similar state laws, a National Pollutant Discharge Elimination System permit, or a state permit, or both, must be obtained to discharge pollutants into federal and state waters. In addition, the Clean Water Act and comparable state laws require that individual permits or coverage under general permits be obtained by subject facilities for discharges of storm water runoff. Furthermore, the Clean Water Act potentially requires individual permits or qualification for nationwide permits for activities that involve the discharge of dredged or fill material into waters of the United States, the definition of which was expanded by the EPA and Army Corps of Engineers in a 2015 rulemaking. However, in October 2019, the subject rule was repealed and the pre-2015 regulatory text was re-codified, with changes effective December 23, 2019. The newly finalized rule has already been challenged in court. The scope of the CWA’s jurisdiction will likely remain fluid until a final regulatory determination is made and subsequent litigation, if any, is finalized. To the extent a rule ultimately promulgated expands the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to permitting. We believe that we are in substantial compliance with Clean Water Act permitting requirements as well as the conditions imposed thereunder, and that our continued compliance with such existing permit conditions will not have a material adverse effect on our business, financial condition or results of operations.

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

Safety Regulation

The Partnership’s marine transportation operations are subject to regulation by the U.S. Coast Guard, federal laws, state laws and certain international treaties. Tank ships, push boats, tugboats and barges are required to meet construction and repair standards established by the American Bureau of Shipping, a private organization, and the U.S. Coast Guard and to meet operational and safety standards presently established by the U.S. Coast Guard. We believe our marine operations and our terminals are in substantial compliance with current applicable safety requirements.

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

Transportation Regulations

Our trucking operations are subject to regulation by the U.S. Department of Transportation and by various state agencies under the Federal Motor Carrier Safety Act and the Hazardous Materials Transportation Act and analogous state laws. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations, regulatory safety, driver licensing and insurance requirements, and the shipment and packaging of hazardous materials. Additional regulations apply specifically to the trucking industry, including testing and specification of equipment and product handling requirements. The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Some of these possible changes include increasingly stringent environmental regulations, changes in the hours of service regulations which govern the amount of time a driver may drive or work in any specific period, onboard black box recorder device requirements, or limits on vehicle weight and size. Moreover, various legislative proposals are occasionally introduced, including proposals to increase federal, state, or local taxes on motor fuels, among other things, which may increase our costs or adversely impact the recruitment of drivers. We cannot predict whether, or in what form, any increase in such taxes applicable to us will be enacted.

Employees

We do not have any employees.  Under our Omnibus Agreement with Martin Resource Management Corporation, Martin Resource Management Corporation provides us with corporate staff and support services.  These services include centralized corporate functions, such as accounting, treasury, engineering, information technology, insurance, administration of employee benefit plans and other corporate services.  Martin Resource Management Corporation employs approximately 1,292 individuals, including 53 employees represented by labor unions, who provide direct support to our operations as of December 31, 2019.

Financial Information about Segments

Information regarding our operating revenues and identifiable assets attributable to each of our segments is presented in Note 20 to our consolidated financial statements included in this annual report on Form 10-K.

Access to Public Filings

We provide public access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with the SEC under the Exchange Act.  These documents may be accessed free of charge on our website at the following address: www.MMLP.com.  These documents are provided as soon as is reasonably practicable after their filing with the SEC.  This website address is intended to be an inactive, textual reference only, and none of the material on this website is part of this report.  These documents may also be found at the SEC’s website at www.sec.gov.

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

We may not have sufficient cash after the establishment of cash reserves and payment of our general partner's expenses to enable us to pay a distribution each quarter.

We may not have sufficient available cash each quarter in the future to pay distributions on our units. Under the terms of our partnership agreement, we must pay our general partner's expenses and set aside any cash reserve amounts before making a distribution to our unitholders. The amount of cash we can distribute on our common units principally depends upon the amount of net cash generated from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

Unitholders should also be aware that the amount of cash we have available for distribution depends primarily on our cash flow, including cash flow from working capital borrowings, and not solely on profitability, which will be affected by non-cash items. Other than the requirement in our partnership agreement to distribute all of our available cash each quarter, we have no legal obligation to declare quarterly cash distributions, and our general partner has considerable discretion to determine the amount of our available cash each quarter. Consistent with our strategy of reducing leverage and improving liquidity, on January 28, 2020, we announced a $0.75 per unit reduction on our cash distribution on an annual basis.  As we continue to pursue the strategy discussed above, we may not be able to maintain or increase the distributions on our common units. In addition, our general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings, issuances of additional partnership securities and the establishment of reserves, each of which can affect the amount of cash available for distribution to our unitholders. As a result, we may make cash distributions during periods when we record losses and may not make cash distributions during periods when we record net income.

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

The level of offshore oil and gas exploration, development and production activity historically has been volatile and is likely to continue to be so in the future. The level of activity is subject to large fluctuations in response to relatively minor changes in a variety of factors that are beyond our control, including:

•	prevailing oil and natural gas prices and expectations about future prices and price volatility;

•	the ability of exploration and production companies to drill in other basins that have more attractive rates of return;

•	the cost of offshore exploration for and production and transportation of oil and natural gas;

•	worldwide demand for oil and natural gas (e.g., the reduced demand following the recent coronavirus outbreaks);

•	consolidation of oil and gas and oil service companies operating offshore;

•	availability and rate of discovery of new oil and natural gas reserves in offshore areas;

•	local and international political and economic conditions and policies;

•	technological advances affecting energy production and consumption;

•	weather conditions;

•	environmental regulation; and

•	the ability of oil and gas companies to generate or otherwise obtain funds for exploration and production

As a result of the decline in commodity prices that began in the second half of 2014, offshore development activity in the Gulf of Mexico declined substantially, diminishing demand for our terminalling and storage services. We can offer no assurance whether or when those activity levels will improve. Even if such activity levels improve, we expect such activity to continue to be volatile and affect demand for our terminalling and storage services.

We have a significant amount of indebtedness. Our leverage and debt service obligations may adversely affect our financial condition, results of operations and business prospects.

As of December 31, 2019, we had approximately $589.9 in principal amount of debt outstanding (including $201.0 million of secured debt outstanding under our revolving credit facility and $12.6 million of outstanding irrevocable letters of credit). Our revolving credit facility matures on August 31, 2023 unless the 2021 Notes have not been refinanced on or before August 19, 2020. See Note 16 of the notes to our consolidated financial statements included in this annual report on Form 10-K for further discussion of our long-term debt obligations.

The level of and terms and conditions governing our debt:

•
require us to dedicate a substantial portion of our cash flow from operations to service our existing debt obligations and could limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate;

•	increase our vulnerability to the cyclical nature of our business, economic downturns or other adverse developments in our business;

•
could limit our ability to access capital markets, refinance our existing indebtedness, raise capital on favorable terms, or obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy, or for other purposes;

•	expose us to the risk of increased interest rates as certain of our borrowings, including borrowings under our revolving credit facility, bear interest at floating rates;

•	place restrictions on our ability to obtain additional financing, make investments, lease equipment, sell assets and engage in business combinations;

•
place us at a competitive disadvantage relative to competitors with lower levels of indebtedness in relation to their overall size, or those that have less restrictive terms governing their indebtedness, thereby enabling competitors to take advantage of opportunities that our indebtedness may prevent us from pursuing;

•	limit management’s discretion in operating our business; and

•	increase our cost of borrowing.

Any of the above listed factors could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Our ability to pay our expenses and fund our working capital needs and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as commodity prices, other economic conditions and governmental regulation. In addition, we cannot be certain that our cash flow will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations. If we are unable to service our indebtedness and other obligations, we may be required to restructure or refinance all or part of our existing debt, sell assets, reduce capital expenditures, borrow more money or raise equity, some or all of which may not be available to us on terms acceptable to us, if at all, or such alternative strategies may yield insufficient funds to make required payments on our indebtedness. In addition, our ability to comply with the financial and other restrictive covenants in our indebtedness could be affected by our future performance and events or circumstances beyond our control. Failure to comply with these covenants would result in an event of default under such indebtedness, the potential acceleration of our obligation to repay outstanding debt and the potential foreclosure on the collateral securing such debt, and could cause a cross-default under our other outstanding indebtedness.

We are currently seeking to refinance the 2021 Notes, although no assurance can be given that we will be able to refinance the 2021 Notes. If we are unable to refinance the 2021 Notes and are unable to repay the outstanding borrowings under our revolving credit facility on August 19, 2020, we would be in default under our revolving credit facility. An event of default under our revolving credit facility would allow the lenders to declare the balance outstanding thereunder due and payable in full, which could trigger cross-defaults under other agreements, which could also result in the acceleration of those obligations by the counterparties to those agreements. Any of the above risks could materially adversely affect our business, financial condition, cash flows and results of operations.

We have significant capital needs, and our ability to access the capital and credit markets to raise capital on favorable terms is limited by our debt level and industry conditions.

As of December 31, 2019, we had $201.0 million of borrowings outstanding under our revolving credit facility. Our revolving credit facility matures on August 31, 2023 unless the 2021 Notes have not been refinanced on or before August 19, 2020. Accessing capital in the capital markets in recent months has been difficult for companies in the energy industry. Disruptions in the capital and credit markets, in particular with respect to the energy sector, could limit our ability to access these markets or may significantly increase our cost to borrow. If we are unable to access the capital and credit markets, we may not be able to refinance the 2021 Notes prior to August 19, 2020, at which time our revolving credit facility would mature and we would be required to repay all amounts borrowed thereunder. Low commodity prices have caused and may continue to cause lenders to increase interest rates, enact tighter lending standards, refuse to refinance existing debt around maturity on favorable terms or at all and may reduce or cease to provide funding to borrowers. Our inability to access the capital or credit markets on favorable terms could have a material adverse effect on our business, financial condition, results of operations, cash flows and liquidity and our ability to repay or refinance our debt.

If we are unable to generate enough cash flow from operations to service our indebtedness or are unable to use future borrowings to refinance our indebtedness or fund other capital needs, we may have to undertake alternative financing plans, which may have onerous terms or may be unavailable.

Our primary sources of liquidity to meet operating expenses, service our indebtedness, pay distributions to our unitholders and fund capital expenditures have historically been provided by cash flows generated by our operations, borrowings under our revolving credit facility and access to the debt and equity capital markets. Our ability to generate cash from operations will depend upon our future operating performance, which is subject to certain risks.

Our earnings and cash flow could vary significantly from year to year due to the volatility of our business. As a result, the amount of debt that we can manage in some periods may not be appropriate for us in other periods. Additionally, our future cash flow may be insufficient to meet our debt obligations and commitments. A range of economic, competitive, business and industry factors will affect our future financial performance and, as a result, our ability to generate cash flow from operations and service our debt. Factors that may cause us to generate cash flow that is insufficient to meet our debt obligations include the events and risks related to our business, many of which are beyond our control. Any cash flow insufficiency would have a material adverse impact on our business, financial condition, results of operations, cash flows and liquidity and our ability to repay or refinance our debt.

In addition, while our revolving credit facility has $400.0 million in lender commitments, the amount we are able to borrow is limited by the financial covenants contained therein, including covenants that limit the amount we may borrow based on our trailing four quarter consolidated EBITDA ("Compliance EBITDA"). As of December 31, 2019, we had the ability to borrow approximately $51.5 million under our revolving credit facility due to such financial covenants. As our Compliance EBITDA has declined over the last five years, the amount we are permitted to borrow has likewise declined, and further decreases in our Compliance EBITDA will further limit our borrowing capacity. As a result, we may have limited ability to obtain the capital necessary to sustain our operations.

If we do not generate sufficient cash flow from operations to service our outstanding indebtedness, or if future borrowings are not available to us in an amount sufficient to enable us to pay or refinance our indebtedness, we may be required to undertake various alternative financing plans, which may include:

•	refinancing or restructuring all or a portion of our debt;

•	seeking alternative financing or additional capital investment;

•	selling strategic assets;

•	reducing or delaying capital investments; or

•	revising or delaying our strategic plans.

We cannot assure you that we would be able to implement any of the above alternative financing plans, if necessary, on commercially reasonable terms or at all. If we are unable to generate sufficient cash flow to satisfy our debt obligations or to obtain alternative financing, our business, financial condition, results of operations, cash flows, ability to pay distributions to our unitholders, and liquidity could be materially and adversely affected. Any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could significantly harm our ability to incur additional indebtedness on acceptable terms. Further, if for any reason we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our debt, which would allow our creditors under those agreements to declare all outstanding indebtedness thereunder to be due and payable (which would in turn trigger cross-acceleration or cross-default rights between the relevant agreements), the lenders under our revolving credit facility could terminate their commitments to extend credit, and the lenders could foreclose against our assets securing their borrowings and we could be forced into bankruptcy or liquidation. In addition, the lenders under our revolving credit facility could compel us to apply our available cash to repay our borrowings. If the amounts outstanding under our revolving credit facility or any of our other significant indebtedness were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full the amounts owed to the lenders or to our other debt holders.

Debt we owe or incur in the future could limit our flexibility to obtain financing, pursue other business opportunities, and to pay distributions to our unitholders.

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

Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control.  If our operating results are not sufficient to service any current or future indebtedness, we will be forced to take actions such as further reducing distributions, reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets or seeking additional equity capital.  We may not be able to effect any of these actions on satisfactory terms or at all. Further, agreements we may enter into in the future governing our indebtedness could further restrict our ability to make quarterly distributions to our unitholders.

Fluctuations in interest rates could materially affect our financial results.

Because a significant portion of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense. Based on our debt outstanding as of December 31, 2019, if interest rates were to increase by 100 basis points, the corresponding increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $2.0 million per year.

Further, LIBOR and certain other interest rate "benchmarks" are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next several years. As a result of this transition, LIBOR may disappear entirely or perform differently than in the past. At this time, it is not possible to predict the effect any discontinuance, modification or other reforms to LIBOR or any other reference rate, or the establishment of alternative reference rates will have on us. However, if LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, our borrowing costs on our variable rate indebtedness may be adversely affected.

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

We are exposed to counterparty credit risk. Nonpayment and nonperformance by our customers, suppliers or vendors could reduce our revenues, increase our expenses and otherwise have a negative impact on our ability to conduct our business, operating results, cash flows and ability to make distributions to our unitholders.

Weak economic conditions and widespread financial distress could reduce the liquidity of our customers, suppliers or vendors, making it more difficult for them to meet their obligations to us. We are therefore subject to risks of loss resulting from nonpayment or nonperformance by our customers. Severe financial problems encountered by our customers could limit our ability to collect amounts owed to us, or to enforce the performance of obligations owed to us under contractual arrangements. In the event that any of our customers was to enter into bankruptcy, we could lose all or a portion of the amounts owed to us by such customer, and we may be forced to cancel all or a portion of our contracts with such customer at significant expense to us.

In addition, nonperformance by suppliers or vendors who have committed to provide us with critical products or services could raise our costs or interfere with our ability to successfully conduct our business.

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

Our and our customers’ operations are subject to a series of risks arising out of the threat of climate change that could result in increased operating costs and reduced demand for our services.

The threat of climate change continues to attract considerable attention in the United States and in foreign countries. Numerous proposals have been made and could continue to be made at the international, national, regional, and state levels to monitor and limit existing emissions of greenhouse gases ("GHGs") as well as to restrict or eliminate such future emissions. As a result, our operations, as well as the operations of our customers, are subject to a series of regulatory, political, financial, and litigation risks associated with the processing, terminalling, storage, and transportation of fossil fuels, petroleum products, and emission of GHGs.

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and implement New Source Performance Standards directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and natural gas sector, including midstream sources. However, while many states continue to implement regulations to control emissions of methane, the future of federal regulation of methane emissions is in doubt as a result of recent actions by the EPA. Despite potential changes with respect to the federal regulation of GHGs, various states and groups of states have adopted or are considering adopting legislation, regulations, or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and various other measures that would restrict emissions of GHGs from different industrial sectors. At the international level, pursuant to the non-binding United Nations-sponsored Paris Agreement, over 180 nations have committed to limit their GHG emissions through individually-determined reduction goals every five years after 2020, although the United States has announced its withdrawal from such agreement, effective November 4, 2020. Such state, federal, and international regulatory measures have the potential to increase our operating costs through direct regulation of GHG emissions resulting from our operations, and could also indirectly adversely affect our operations by decreasing demand for our services and products.

Additionally, there are increasing potential financial risks for fossil fuel energy companies as environmental activists concerned about the potential effects of climate change are focusing intensive lobbying efforts on institutional lenders, including financial institutions and institutional investors, not to provide funding to such companies. Institutional lenders may, of their own accord, elect not to provide funding to fossil fuel energy companies based on climate change concerns. Limitation of investments in fossil fuel energy companies could result in the restriction, delay, or cancellation of drilling programs or development or production activities of our customers, and, consequently, reduce their demand for our services.

Separately, increased attention to climate change risks has increased the possibility of claims brought by public and private entities against energy companies in connection with their GHG emissions and alleged damages resulting from the alleged physical impacts of climate change, such as flooding, coastal erosion, and severe weather events. While courts have generally declined to assign direct liability for climate change to large sources of GHG emissions, new claims for damages and increased government scrutiny, especially from state and local governments, will likely continue. While we are not currently party to any such private litigation, we could be named in future actions making similar claims of liability. Moreover, societal pressures or political or other factors may shape the success of such claims, without regard to the company’s causation of or contribution to the asserted damage, or to other mitigating factors.

The adoption and implementation of new or more stringent international, federal, or state legislation, regulations, or other regulatory initiatives that impose more stringent standards for GHG emissions from oil and natural gas producers or their midstream services providers such as ourselves could result in increased costs of compliance or costs of consuming, and thereby reduce demand for or erode value for, the petroleum products and by-products that we process, store and transport. Additionally, political, financial, and litigation risks may result in our customers restricting or cancelling oil and natural gas production activities, which could result in reduced demand for our services. We may also suffer claims for infrastructure damages allegedly caused by climactic changes or be unable to continue to operate in an economic manner. One or more of these developments could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Subsidence and coastal erosion could damage our facilities along the U.S. Gulf Coast and offshore and the facilities of our customers, which could adversely affect our operations and financial condition.

Our assets and operations along the U.S. Gulf Coast and offshore could be impacted by subsidence and coastal erosion. Such processes potentially could cause serious damage to our terminal facilities, which could affect our ability to provide our processing, terminalling, storage and transportation services in the manner presently provided or in a manner consistent with our present plans. Additionally, such processes could impact our customers who operate along the U.S. Gulf Coast, and they may be unable to utilize our services. Subsidence and coastal erosion could also expose our operations to increased risk associated with severe weather conditions, such as hurricanes, flooding, and rising sea levels. As a result, we may incur significant costs to repair and preserve our facilities. Such costs could adversely affect our business, financial condition, results of operations, and cash flows.

Adverse weather conditions, including droughts, hurricanes, tropical storms and other severe weather, could reduce our results of operations and ability to make distributions to our unitholders.

Our distribution network and operations are primarily concentrated in the U.S. Gulf Coast region and along the Mississippi River inland waterway. Weather in these regions is sometimes severe (including tropical storms and hurricanes) and can be a major factor in our day-to-day operations. Our marine transportation operations can be significantly delayed, impaired or postponed by adverse weather conditions, such as fog in the winter and spring months and certain river conditions. Additionally, our marine transportation operations and our assets in the Gulf of Mexico, including our barges, push boats, tugboats and terminals, can be adversely impacted or damaged by hurricanes, tropical storms, tidal waves or other related events. Demand for our lubricants and the diesel fuel we throughput in our Terminalling and Storage segment can be affected if offshore drilling operations are disrupted by weather in the Gulf of Mexico.

National weather conditions have a substantial impact on the demand for our products. Unusually warm weather during the winter months can cause a significant decrease in the demand for NGL products. Likewise, extreme weather conditions (either wet or dry) has in recent years decreased the demand for fertilizer. For example, an unusually wet spring can delay planting of seeds, which can leave insufficient time to apply fertilizer at the planting stage. Conversely, drought conditions can kill or severely stunt the growth of crops, thus eliminating the need to nurture plants with fertilizer. Any of these or similar conditions could result in a decline in our net income and cash flow, which would reduce our ability to make distributions to our unitholders.

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

Decreasing energy prices could adversely affect our results of operations. If commodity prices remain weak for a sustained period, our terminalling throughput and NGL volumes may be negatively impacted, particularly as producers are curtailing or redirecting drilling, adversely affecting our results of operations. A sustained decline in commodity prices could result in a decrease in activity in the areas served by certain of our terminalling and storage and marine transportation assets resulting in reduced utilization of these assets.

Our NGL and sulfur-based fertilizer products are subject to seasonal demand and could cause our revenues to vary.

The demand for NGLs is highest in the winter. Therefore, revenue from our NGL business is higher in the winter than in other seasons. Our sulfur-based fertilizer products experience an increase in demand during the spring, which increases the revenue generated by this business line in this period compared to other periods. The seasonality of the revenue from these products may cause our results of operations to vary on a quarter-to-quarter basis and thus could cause our cash available for quarterly distributions to fluctuate from period to period.

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

Our business is subject to federal, state and local environmental laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of human health, natural resources and the environment. These laws and regulations may impose numerous obligations that are applicable to our operations, such as: requiring the acquisition of permits to conduct regulated activities; restricting the manner in which we can release materials into the environment; requiring remedial activities or capital expenditures to mitigate pollution from former or current operations; and imposing substantial liabilities on us for pollution resulting from our operations. Numerous governmental authorities, such as the U.S. EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Many environmental laws and regulations can impose joint and several strict liability, and any failure to comply with environmental laws, regulations and permits may result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory and remedial obligations and, in some circumstances, the issuance of injunctions that can limit or prohibit our operations. The clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and, thus, any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our operations and financial position.

The loss or insufficient attention of key personnel could negatively impact our results of operations and ability to make distributions to our unitholders.

Our success is largely dependent upon the continued services of members of the senior management team of Martin Resource Management Corporation. Those senior officers have significant experience in our businesses and have developed strong relationships with a broad range of industry participants. The loss of any of these executives could have a material adverse effect on our relationships with these industry participants, our results of operations and our ability to make distributions to our unitholders.

We do not have employees. We rely solely on officers and employees of Martin Resource Management Corporation to operate and manage our business. Martin Resource Management Corporation operates businesses and conducts activities of its own in which we have no economic interest. There could be competition for the time and effort of the officers and employees who provide services to our general partner. If these officers and employees do not or cannot devote sufficient attention to the management and operation of our business, our results of operations and ability to make distributions to our unitholders may be reduced.

Our loss of significant commercial relationships with Martin Resource Management Corporation could adversely impact our results of operations and ability to make distributions to our unitholders.

Martin Resource Management Corporation provides us with various services and products pursuant to various commercial contracts. The loss of any of these services and products provided by Martin Resource Management Corporation could have a material adverse impact on our results of operations, cash flow and ability to make distributions to our unitholders. Additionally, we provide terminalling and storage, processing and marine transportation services to Martin Resource Management Corporation to support its businesses under various commercial contracts. The loss of Martin Resource Management Corporation as a customer could have a material adverse impact on our results of operations, cash flow and ability to make distributions to our unitholders.

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

We are subject to the Merchant Marine Act of 1936, which provides that, upon proclamation by the U.S. President of a national emergency or a threat to the national security, the U.S. Secretary of Transportation may requisition or purchase any vessel or other watercraft owned by U.S. citizens (including us, provided that we are considered a U.S. citizen for this purpose). If one of our push boats, tugboats or tank barges were purchased or requisitioned by the U.S. government under this law, we would be entitled to be paid the fair market value of the vessel in the case of a purchase or, in the case of a requisition, the fair market value of charter hire. However, if one of our push boats or tugboats is requisitioned or purchased and its associated tank barge is left idle, we would not be entitled to receive any compensation for the lost revenues resulting from the idled barge. We also would not be entitled to be compensated for any consequential damages we suffer as a result of the requisition or purchase of any of our push boats, tugboats or tank barges. If any of our vessels are purchased or requisitioned for an extended period of time by the U.S. government, such transactions could have a material adverse effect on our results of operations, cash flow and ability to make distributions to our unitholders.

Changes in transportation regulations may increase our costs and negatively impact our results of operations.

We are subject to various transportation regulations by the U.S. Department of Transportation and analogous state agencies, whose regulations include certain permit requirements of highway and safety authorities. These regulatory authorities exercise broad powers over our trucking operations, generally governing such matters as the authorization to engage in motor carrier operations, safety, equipment testing, driver requirements and specifications, and insurance requirements. The trucking industry is subject to possible regulatory and legislative changes that may impact our operations, such as changes in fuel emissions limits, hours of service regulations that govern the amount of time a driver may drive or work in any specific period, and limits on vehicle weight and size. As the federal government continues to develop and propose regulations relating to fuel quality, engine efficiency and greenhouse gas emissions, we may experience an increase in costs related to truck purchases and maintenance, impairment of equipment productivity, a decrease in the residual value of vehicles, and an increase in operating expenses. Increased truck traffic may contribute to deteriorating road conditions in some areas where we operate. Our operations could also be affected by road construction, road repairs, detours and state and local regulations and ordinances restricting access to certain roads. Proposals to increase federal, state, or local taxes, including taxes on motor fuels, are also made from time to time, and any such increase could increase our operating costs. Additionally, state and local regulation of permitted routes and times on specific roadways could adversely affect our operations. We cannot predict whether, or in what form, any legislative or regulatory changes or municipal ordinances applicable to our trucking operations will be enacted or to what extent any such legislation or regulations could increase our costs or otherwise adversely affect our business or operations.

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

             We are reliant on technology to improve efficiency in our business.  Information technology systems are critical to our operations.  These systems could be a potential target for a cyber security attack as they are used to store and process sensitive information regarding our operations, financial position, and information pertaining to our customers and vendors.  While we take the utmost precautions, we cannot guarantee safety from all threats and attacks.  Any successful breach of security could result in the spread of inaccurate or confidential information, disruption of operations, environmental harm, endangerment of employees, damage to our assets, and increased costs to respond.  Any of these instances could have a negative impact on cash flows, litigation status and/or our reputation, which could have a material adverse affect on our business, financial conditions and operations.  While we make significant investments in technology security and we carefully evaluate the security of selected cloud system providers and cloud storage providers, there can be no guarantee that information security efforts will be totally effective.

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

Unitholders have less power to elect or remove management of our general partner than holders of common stock in a corporation. It is unlikely that our common unitholders will have sufficient voting power to elect or remove our general partner without the consent of Martin Resource Management Corporation and its affiliates.

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

If unitholders are dissatisfied with the performance of our general partner, they will have a limited ability to remove our general partner. Our general partner generally may not be removed except upon the vote of the holders of at least 66 2/3% of the outstanding units voting together as a single class. As of December 31, 2019, Martin Resource Management Corporation owned 15.7% of our total outstanding common limited partner units.

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

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the remaining common units held by unaffiliated persons at a price not less than the then-current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. No provision in our partnership agreement, or in any other agreement we have with our general partner or Martin Resource Management Corporation, prohibits our general partner or its affiliates from acquiring more than 80% of our common units. For additional information about this call right and unitholders' potential tax liability, please see "Risk Factors-Tax Risks-Tax gain or loss on the disposition of our common units could be different than expected."

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

Risks Relating to Our Relationship with Martin Resource Management Corporation

Cash reimbursements due to Martin Resource Management Corporation may be substantial and will reduce our cash available for distribution to our unitholders.

Under our Omnibus Agreement with Martin Resource Management Corporation, Martin Resource Management Corporation provides us with corporate staff and support services on behalf of our general partner that are substantially identical in nature and quality to the services it conducted for our business prior to our formation. The Omnibus Agreement requires us to reimburse Martin Resource Management Corporation for the costs and expenses it incurs in rendering these services, including an overhead allocation to us of Martin Resource Management Corporation's indirect general and administrative expenses from its corporate allocation pool. These payments may be substantial. Payments to Martin Resource Management Corporation will reduce the amount of available cash for distribution to our unitholders.

Martin Resource Management Corporation has conflicts of interest and limited fiduciary responsibilities, which may permit it to favor its own interests to the detriment of our unitholders.

As of December 31, 2019, Martin Resource Management Corporation owned 15.7% of our total outstanding common limited partner units and a 51% voting interest in Holdings, the sole member of MMGP. MMGP owns a 2% general partnership interest in us and all of our incentive distribution rights. Conflicts of interest may arise between Martin Resource Management Corporation and our general partner, on the one hand, and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of Martin Resource Management Corporation over the interests of our unitholders. Potential conflicts of interest between us, Martin Resource Management Corporation and our general partner could occur in many of our day-to-day operations including, among others, the following situations:

•
Officers of Martin Resource Management Corporation who provide services to us also devote significant time to the businesses of Martin Resource Management Corporation and are compensated by Martin Resource Management Corporation for that time;

•
Neither our partnership agreement nor any other agreement requires Martin Resource Management Corporation to pursue a business strategy that favors us or utilizes our assets or services. Martin Resource Management Corporation's directors and officers have a fiduciary duty to make these decisions in the best interests of the shareholders of Martin Resource Management Corporation without regard to the best interests of the unitholders;

•	Martin Resource Management Corporation may engage in limited competition with us;

•
Our general partner is allowed to take into account the interests of parties other than us, such as Martin Resource Management Corporation, in resolving conflicts of interest, which has the effect of reducing its fiduciary duty to our unitholders;

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

•	Our general partner determines which costs incurred by Martin Resource Management Corporation are reimbursable by us;

•
Our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or from entering into additional contractual arrangements with any of these entities on our behalf;

•	Our general partner controls the enforcement of obligations owed to us by Martin Resource Management Corporation;

•	Our general partner decides whether to retain separate counsel, accountants or others to perform services for us;

•	The audit committee of our general partner retains our independent auditors;

•	In some instances, our general partner may cause us to borrow funds to permit us to pay cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions; and

•	Our general partner has broad discretion to establish financial reserves for the proper conduct of our business. These reserves also will affect the amount of cash available for distribution.

Martin Resource Management Corporation and its affiliates may engage in limited competition with us.

Martin Resource Management Corporation and its affiliates may engage in limited competition with us. For a discussion of the non-competition provisions of the Omnibus Agreement, please see "Item 13. Certain Relationships and Related Transactions, and Director Independence." If Martin Resource Management Corporation does engage in competition with us, we may lose customers or business opportunities, which could have an adverse impact on our results of operations, cash flow and ability to make distributions to our unitholder allocations.

If Martin Resource Management Corporation were ever to file for bankruptcy or otherwise default on its obligations under its credit facility, amounts we owe under our credit facility may become immediately due and payable and our results of operations could be adversely affected.

If Martin Resource Management Corporation were ever to commence or consent to the commencement of a bankruptcy proceeding or otherwise default on its obligations under its credit facility, its lenders could foreclose on its pledge of the interests in our general partner and take control of our general partner. If Martin Resources Management no longer controls our general partner, the lenders under our credit facility may declare all amounts outstanding thereunder immediately due and payable. In addition, either a judgment against Martin Resource Management Corporation or a bankruptcy filing by or against Martin Resource Management Corporation could independently result in an event of default under our credit facility if it could reasonably be expected to have a material adverse effect on us. If our lenders do declare us in default and accelerate repayment, we may be required to refinance our debt on unfavorable terms, which could negatively impact our results of operations and our ability to make distributions to our unitholders. A bankruptcy filing by or against Martin Resource Management Corporation could also result in the termination or material breach of some or all of the various commercial contracts between us and Martin Resource Management Corporation, which could have a material adverse impact on our results of operations, cash flow and ability to make distributions to our unitholders.

Tax Risks

The U.S. Internal Revenue Service ("IRS") could treat us as a corporation for tax purposes, which would substantially reduce the cash available for distribution to unitholders.

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

On January 24, 2017, the U.S. Department of the Treasury issued final regulations (the "Final Regulations") regarding qualifying income under Section 7704(d)(1)(E) of the Code which relates to the qualifying income exception upon which we rely for partnership tax treatment. The Final Regulations apply to income earned in a taxable year beginning on or after January 19, 2017. The Final Regulations include "reserved" paragraphs for fertilizer and hedging, which the U.S. Department of the Treasury plans to address in future proposed and final Treasury regulations ("Treasury regulations"). We are unable to predict how such future regulations may treat fertilizer or hedging activities, but such regulations could impact our ability to treat certain activities as generating qualifying income. The Final Regulations provide for a ten year transition period during which certain taxpayers that either obtained a favorable private letter ruling or treated income under a reasonable interpretation of the statute or prior proposed regulations as qualifying income may continue to treat such income as qualifying income. We have obtained favorable private letter rulings from the IRS in the past as to what constitutes "qualifying income" within the meaning of Section 7704(d)(1)(E) of the Code and we expect to rely upon these private letter rulings for purposes of the ten year transition rule contained in the Final Regulations. With respect to some of these private letter rulings, the income that we derived from certain affected activities will be treated as qualifying income only until the end of the ten year transition period. Thus, at this time and through the transition period, we believe that the Final Regulations will not significantly impact the amount of our gross income that we are able to treat as qualifying income.

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

Pursuant to the Bipartisan Budget Act of 2015, for taxable years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. Similarly, for such taxable years, if the IRS makes audit adjustments to income tax returns filed by an entity in which we are a member or partner, the IRS may assess and collect any taxes (including penalties and interest) resulting from such audit adjustment directly from such entity. Generally, we expect to elect to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, but there can be no assurance that such election will be effective in all circumstances. If we are unable to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest as a result of audit adjustments cash available for distribution to our unitholders may be substantially reduced. These rules are not applicable to us for tax years beginning on or prior to December 31, 2017.

Additionally, pursuant to the Bipartisan Budget Act of 2015, we are no longer required to designate a "tax matters partner." Instead, for taxable years beginning after December 31, 2017, we are required to designate a partner, or other person, with a substantial presence in the United States as the partnership representative ("Partnership Representative"). The Partnership Representative will have the sole authority to act on our behalf for purposes of, among other things, U.S. federal income tax audits and judicial review of administrative adjustments by the IRS. We have designated our general partner as our Partnership Representative. Further, any actions taken by us or by the Partnership Representative on our behalf with respect to, among other things, federal income tax audits and judicial review of administrative adjustments by the IRS, will be binding on us and all of our unitholders.

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

We may engage in transactions to delever the partnership and manage our liquidity that may result in income to our unitholders without a corresponding cash distribution. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, you may be allocated taxable income and gain resulting from the sale without receiving a cash distribution. Further, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt could result in "cancellation of indebtedness income" (also referred to as "COD income") being allocated to our unitholders as taxable income. Unitholders may be allocated COD income, and income tax liabilities arising therefrom may exceed cash distributions or the value of the units. The ultimate effect of any such allocations will depend on the unitholder's individual tax position with respect to its units. Unitholders are encouraged to consult their tax advisor with respect to the consequences to them of COD income.

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

Unitholders may be subject to limitations on their ability to deduct interest expenses incurred by us.

In general, the Partnership is entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during its taxable year. However, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, the deduction for "business interest" is limited to the sum of the Partnership’s business interest income and 30% of its "adjusted taxable income." For the purposes of this limitation, the Partnership’s adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion to the extent such depreciation, amortization, or depletion is not capitalized into cost of goods sold with respect to inventory. If the Partnership’s "business interest" is subject to limitation under these rules, unitholders will be limited in their ability to deduct their share of any interest expense that has been allocated to them. As a result, unitholders may be subject to limitation on their ability to deduct interest expenses incurred by the Partnership.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as employee benefit plans, individual retirement accounts (known as IRAs), Keogh plans and other retirement plans, regulated investment companies, real estate investment trusts, mutual funds and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income. In addition, a withholding tax may apply on the amount realized on the disposition of a partnership interest by a foreign person if any gain on the transfer of such interest would be treated as giving rise to effectively connected income. Such withholding tax obligation is currently suspended in the case of a disposition of certain publicly traded partnership interests, but such suspension would end if proposed Treasury regulations become final. Tax-exempt entities, non-U.S. persons and other unique investors should consult their tax advisor regarding their investment in our common units.

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

In addition to federal income taxes, unitholders may be subject to other taxes, such as state, local and foreign income taxes, unincorporated business taxes and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we do business or own property. Unitholders may be required to file state, local and foreign income tax returns and pay state and local income taxes in some or all of the various jurisdictions in which we do business or own property and may be subject to penalties for failure to comply with those requirements. We own property and/or conduct business in Alabama, Arizona, Arkansas, California, Florida, Georgia, Illinois, Indiana, Kansas, Louisiana, Minnesota, Mississippi, Missouri, Nebraska, Nevada, Oklahoma, Pennsylvania, Tennessee, Texas, Utah, and West Virginia. We may do business or own property in other states or foreign countries in the future. It is the unitholder's responsibility to file all federal, state, local and foreign tax returns. Our counsel has not rendered an opinion on the state, local or foreign tax consequences of an investment in our common units.

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

Market Information and Holders

Our common units are traded on the NASDAQ under the symbol "MMLP." As of February 14, 2020, there were approximately 254 holders of record and approximately 16,664 beneficial owners of our common units.

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

Quarterly Distribution. On January 28, 2020, we declared a quarterly cash distribution of $0.0625 per common unit for the fourth quarter of 2019, or $0.25 per common unit on an annualized basis, which was paid on February 14, 2020 to unitholders of record as of February 7, 2020.

Item 6.	Selected Financial Data

The following table sets forth selected financial data and other operating data of the Partnership for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 and is derived from the audited consolidated financial statements of the Partnership.

The following selected financial data are qualified by reference to and should be read in conjunction with the Partnership's Consolidated Financial Statements and Notes thereto and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

	2019	2018	2017	2016	2015
	(Dollars in thousands, except per unit amounts)

Revenues	$847,118	$1,020,104	$973,386	$857,522	$1,084,958

Income (loss) from continuing operations	4,520	(7,831)	(1,183)	10,157	22,495
Income (loss) from discontinued operations, net of tax	(179,466)	63,486	21,099	20,806	22,068
Net income (loss)	$(174,946)	$55,655	$19,916	$30,963	$44,563
Net income (loss) attributable to limited partners	$(171,488)	$43,195	$16,750	$23,143	$21,902

Net income (loss) per limited partner unit – continuing operations	0.11	(0.49)	(0.10)	0.22	0.26
Net income (loss) per limited partner unit – discontinued operations	(4.55)	1.6	0.54	0.43	0.36
Net income (loss) per limited partner unit	$(4.44)	$1.11	$0.44	$0.65	$0.62

Total assets	$667,156	$1,073,628	$1,285,621	$1,269,354	$1,406,936
Long-term debt	570,505	662,731	814,874	808,150	865,003

Cash dividends per common unit (in dollars)	1.25	2.00	2.00	2.94	3.25

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a publicly traded limited partnership with a diverse set of operations focused primarily in the U.S. Gulf Coast region. Our four primary business lines include:

•	Terminalling, processing, storage and packaging services for petroleum products and by-products including the refining of naphthenic crude oil;

•	Land and marine transportation services for petroleum products and by-products, chemicals, and specialty products;

•	Sulfur and sulfur-based products processing, manufacturing, marketing, and distribution; and

•	NGL marketing, distribution, and transportation services.

The petroleum products and by-products we collect, transport, store and market are produced primarily by major and independent oil and gas companies who often turn to third parties, such as us, for the transportation and disposition of these products. In addition to these major and independent oil and gas companies, our primary customers include independent refiners, large chemical companies, and other wholesale purchasers of these products. We operate primarily in the U.S. Gulf Coast region. This region is a major hub for petroleum refining, natural gas gathering and processing, and support services for the exploration and production industry.

We were formed in 2002 by Martin Resource Management Corporation, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management Corporation has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management Corporation is an important supplier and customer of ours. As of December 31, 2019, Martin Resource Management Corporation owned 15.7% of our total outstanding common limited partner units. Furthermore, Martin Resource Management Corporation controls MMGP, our general partner, by virtue of its 51% voting interest in Holdings, the sole member of MMGP. MMGP owns a 2.0% general partner interest in us and all of our incentive distribution rights. Martin Resource Management Corporation directs our business operations through its ownership interests in and control of our general partner.

Our Omnibus Agreement with Martin Resource Management Corporation governs, among other things, potential competition and indemnification obligations among the parties to the agreement, related party transactions, the provision of general administration and support services by Martin Resource Management Corporation and our use of certain of Martin Resource Management Corporation’s trade names and trademarks. Under the terms of the Omnibus Agreement, the employees of Martin Resource Management Corporation are responsible for conducting our business and operating our assets.

Martin Resource Management Corporation has operated our business since 2002.  Martin Resource Management Corporation began operating our NGL business in the 1950s and our sulfur business in the 1960s. It began our land transportation business in the early 1980s and our marine transportation business in the late 1980s. It entered into our fertilizer and terminalling and storage businesses in the early 1990s.

Beginning in 2018, we committed to strengthening our balance sheet through strategic initiatives aimed at reducing leverage by divesting non-core assets and businesses, creating the ability to focus on a streamlined corporate strategy and position the Partnership for growth.

The first set of initiatives was executed in 2018 with the divestiture of our 20% interest in West Texas LPG Pipeline Limited Partnership for $195.0 million and the sale of a non-strategic terminal asset located in Nevada for $8.0 million. On January 1, 2019, we completed the next initiative with the acquisition of Martin Transport, Inc. from Martin Resource Management Corporation for $135.0 million, positioning us for cash flow growth. On July 1, 2019, we completed the sale of our natural gas storage assets for $215.0 million, which was an important piece of the Partnership’s strategy to strengthen the balance sheet and re-focus our operational expertise on the refinery services industry. On August 12, 2019 we completed the sale of our East Texas Pipeline for $17.5 million.

As a result of dispositions, offset by acquisitions, we were able to pay down $300.5 million of outstanding debt while incurring only a slight reduction to projected EBITDA. Consistent with our strategy of reducing leverage and improving liquidity, on January 28, 2020, we announced a $0.75 per unit reduction of our cash distribution on an annual basis, allowing us to retain $29.2 million to continue to strengthen our balance sheet.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated financial statements included elsewhere herein. We prepared these financial statements in conformity with United States generally accepted accounting principles ("U.S. GAAP" or "GAAP"). The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. You should also read Note 2, "Significant Accounting Policies" in Notes to Consolidated Financial Statements. The following table evaluates the potential impact of estimates utilized during the periods ended December 31, 2019 and 2018:

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
Applying this impairment review methodology, no impairment of long-lived assets was recorded during the years ended December 31, 2019 or 2018. In 2017, we recorded an impairment charge of $1.6 million in our Transportation segment and $0.6 million in our Terminalling and Storage segment.

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

Our Relationship with Martin Resource Management Corporation

Martin Resource Management Corporation directs our business operations through its ownership and control of our general partner and under the Omnibus Agreement. In addition to the direct expenses payable to Martin Resource Management Corporation under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. For the years ended December 31, 2019, 2018 and 2017, the Conflicts Committee approved reimbursement amounts of $16.7 million, $16.4 million and $16.4 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

We are required to reimburse Martin Resource Management Corporation for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. Martin Resource Management Corporation also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

We are both an important supplier to and customer of Martin Resource Management Corporation. All of these services and goods are purchased and sold pursuant to the terms of a number of agreements between us and Martin Resource Management Corporation. For a more comprehensive discussion concerning the Omnibus Agreement and the other agreements that we have entered into with Martin Resource Management Corporation, please see "Item 13. Certain Relationships and Related Transactions, and Director Independence."

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

Non-GAAP Financial Measures

The following table reconciles the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the years ended December 31, 2019, 2018, and 2017, which represents EBITDA, Adjusted EBITDA and Distributable Cash Flow from continuing operations.

Reconciliation of EBITDA, Adjusted EBITDA, and Distributable Cash Flow

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net income (loss)	$(174,946)	$55,655	$19,916
Less: (Income) loss from discontinued operations, net of income taxes	179,466	(63,486)	(21,099)
Income (loss) from continuing operations	4,520	(7,831)	(1,183)
Adjustments:
Interest expense	51,690	52,349	47,770
Income tax expense	1,900	577	158
Depreciation and amortization	60,060	61,484	65,108
EBITDA from Continuing Operations	118,170	106,579	111,853
Adjustments:
Gain on sale of property, plant and equipment	(13,332)	(1,041)	(2,090)
Impairment of long-lived assets	—	—	2,225
Unrealized mark-to-market on commodity derivatives	671	(76)	(3,832)
Non-cash insurance related accruals	500	—	—
Lower of cost or market adjustments	633	—	—
Hurricane damage repair accrual	—	—	657
Asset retirement obligation revision	—	—	5,547
Unit-based compensation	1,424	1,224	650
Transaction costs associated with acquisitions	224	465	—
Adjusted EBITDA from Continuing Operations	108,290	107,151	115,010
Adjustments:
Interest expense	(51,690)	(52,349)	(47,770)
Income tax expense	(1,900)	(577)	(158)
Amortization of deferred debt issuance costs	4,041	3,445	2,897
Amortization of debt premium	(306)	(306)	(306)
Deferred income taxes	1,360	208	(156)
Payments for plant turnaround costs	(5,677)	(1,893)	(1,583)
Maintenance capital expenditures	(12,368)	(19,553)	(16,774)
Distributable Cash Flow from Continuing Operations	$41,750	$36,126	$51,160

Income (loss) from discontinued operations, net of income taxes	$(179,466)	$63,486	$21,099
Adjustments:
Depreciation and amortization	$8,161	$18,795	$22,370
EBITDA from Discontinued Operations	$(171,305)	$82,281	$43,469
Equity in earnings of unconsolidated entities	$—	$(3,382)	$(4,314)
Distributions from unconsolidated entities	$—	$3,500	$5,400
Gain on disposition of Investment in WTLPG	$—	$(48,564)	$—
Loss on sale of property, plant and equipment, net	$178,781	$824	$82
Non-cash insurance related accruals	$3,213	$—	$—
Adjusted EBITDA from Discontinued Operations	$10,689	$34,659	$44,637
Maintenance capital expenditures	$(912)	$(1,952)	$(1,306)
Distributable Cash Flow from Discontinued Operations	$9,777	$32,707	$43,331

Results of Operations

The results of operations for the years ended December 31, 2019, 2018, and 2017 have been derived from our consolidated financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.

Our consolidated results of operations are presented on a comparative basis below.  There are certain items of income and expense which we do not allocate on a segment basis.  These items, including interest expense, and indirect selling, general and administrative expenses, are discussed after the comparative discussion of our results within each segment.

The Natural Gas Liquids segment information below excludes the discontinued operations of the Natural Gas Storage Assets and WTLPG partnership interests disposed of on June 28, 2019 and July 31, 2018, respectively, for the years ended December 31, 2019, 2018 and 2017. See Item 8, Note 5.

The following table sets forth our operating revenues and operating income by segment for the years ended December 31, 2019, 2018, and 2017.

	Operating Revenues	Revenues Intersegment Eliminations	Operating Revenues after Eliminations	Operating Income (loss)	Operating Income Intersegment Eliminations	Operating Income (loss) after Eliminations
	(In thousands)
Year Ended December 31, 2019:
Terminalling and storage	$216,313	$(6,659)	$209,654	$17,670	$(938)	$16,732
Natural gas liquids	366,502	—	366,502	27,596	16,424	44,020
Sulfur services	111,340	—	111,340	13,989	8,732	22,721
Transportation	183,740	(24,118)	159,622	16,830	(24,218)	(7,388)
Indirect selling, general and administrative	—	—	—	(17,981)	—	(17,981)
Total	$877,895	$(30,777)	$847,118	$58,104	$—	$58,104

Year Ended December 31, 2018:
Terminalling and storage	$247,840	$(6,400)	$241,440	$17,820	$(280)	$17,540
Natural gas liquids	496,026	(19)	496,007	13,152	18,429	31,581
Sulfur services	132,536	—	132,536	17,216	10,181	27,397
Transportation	178,163	(28,042)	150,121	14,770	(28,330)	(13,560)
Indirect selling, general and administrative	—	—	—	(17,901)	—	(17,901)
Total	$1,054,565	$(34,461)	$1,020,104	$45,057	$—	$45,057

Year Ended December 31, 2017:
Terminalling and storage	$236,169	$(6,134)	$230,035	$3,305	$(2,676)	$629
Natural gas liquids	473,548	(231)	473,317	32,408	2,472	34,880
Sulfur services	134,684	—	134,684	25,862	(2,657)	23,205
Transportation	164,043	(28,693)	135,350	1,373	2,861	4,234
Indirect selling, general and administrative	—	—	—	(17,332)	—	(17,332)
Total	$1,008,444	$(35,058)	$973,386	$45,616	$—	$45,616

Terminalling and Storage Segment

Comparative Results of Operations for the Years Ended December 31, 2019 and 2018

	Year Ended December 31,		Variance	Percent Change
	2019	2018
	(In thousands)
Revenues:
Services	$93,980	$102,514	$(8,534)	(8)%
Products	122,333	145,326	(22,993)	(16)%
Total revenues	216,313	247,840	(31,527)	(13)%

Cost of products sold	107,081	132,384	(25,303)	(19)%
Operating expenses	53,279	54,129	(850)	(2)%
Selling, general and administrative expenses	5,997	5,327	670	13%
Depreciation and amortization	30,952	39,508	(8,556)	(22)%
	19,004	16,492	2,512	15%
Other operating income (loss), net	(1,334)	1,328	(2,662)	(200)%
Operating income	$17,670	$17,820	$(150)	(1)%

Shore-based throughput volumes (guaranteed minimum) (gallons)	80,000	80,000	—	—%
Smackover refinery throughput volumes (guaranteed minimum BBL per day)	6,500	6,500	—	—%

Services revenues. Services revenue decreased $8.5 million, of which $5.2 million was primarily a result of decreased throughput fees at our shore-based terminals combined with a $1.7 million decrease at our specialty terminals as a result of the disposition of our sulfuric acid terminal in Elko, Nevada. In addition, $1.6 million was a result of decreased activity at our Tampa specialty terminal.

Products revenues. A 31% decrease in sales volumes combined with a 29% decrease in average sales price at our shore-based terminals resulted in a $33.1 million decrease to products revenues. Offsetting this decrease was a 10% increase in sales volumes combined with a 3% increase in average sales price at our blending and packaging facilities resulting in an $11.1 million increase in products revenues.

Cost of products sold.  A 31% decrease in sales volumes combined with a 32% decrease in average cost per gallon at our shore-based terminals resulted in a $31.7 million decrease in cost of products sold. Offsetting this decrease was a 10% increase in sales volume combined with a 1% increase in average cost per gallon at our blending and packaging facilities resulting in a $7.4 million increase in cost of products sold.

Operating expenses. Operating expenses decreased $0.9 million, of which $0.8 million is a result of the disposition of our sulfuric acid terminal in Elko, Nevada combined with decreases in lease expense of $0.9 million and utilities of $0.8 million across our terminals. Offsetting these decreases were increases in repairs and maintenance of $1.2 million across our terminals and $0.5 million in wharfage and dockage fees at our Tampa specialty terminal.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased primarily as a result of increases in legal expenses of $0.4 million and compensation expense of $0.3 million.

Depreciation and amortization.  The decrease in depreciation and amortization is due to the disposition of assets at several closed shore-based facilities, offset by recent capital expenditures.

Other operating income (loss), net.  Other operating income (loss), net represents gains and losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Years Ended December 31, 2018 and 2017

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

Products revenues. A 28% increase in sales volumes combined with a 4% increase in average sales price at our blending and packaging facilities resulted in a $20.3 million increase to products revenues. Offsetting this increase was a 9% decrease in sales volumes offset by a 1% increase in average sales price at our shore-based terminals resulting in a $5.4 million decrease in products revenues.

Cost of products sold.  A 28% increase in sales volumes combined with a 10% increase in average cost per gallon at our blending and packaging facilities resulted in a $19.0 million increase in cost of products sold. Offsetting this increase was a 9% decrease in sales volume offset by a 2% increase in average cost per gallon at our shore-based terminals resulting in a $5.5 million decrease in cost of products sold.

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

Other operating income, net.  Other operating income, net represents gains from the disposition of property, plant and equipment.

Transportation Segment

Comparative Results of Operations for the Years Ended December 31, 2019 and 2018

	Year Ended December 31,		Variance	Percent Change
	2019	2018
	(In thousands)
Revenues	$183,740	$178,163	$5,577	3%
Operating expenses	141,713	146,300	(4,587)	(3)%
Selling, general and administrative expenses	8,199	6,305	1,894	30%
Depreciation and amortization	15,307	11,003	4,304	39%
	18,521	14,555	3,966	27%
Other operating income (loss), net	(1,691)	215	(1,906)	(887)%
Operating income	$16,830	$14,770	$2,060	14%

Land Transportation Revenues. A 5% decrease in miles resulted in a decrease to freight revenue of $5.0 million. Transportation rates increased 2% resulting in an offsetting increase of $1.7 million. Additionally, fuel surcharge revenue decreased $1.5 million.

Marine Transportation Revenues.   An increase of $10.7 million in inland revenue was primarily related to increased rates, utilization and new equipment being placed in service. Revenue was also impacted by an increase in pass-through revenue (primarily fuel) of $0.2 million. An offsetting decrease of $0.4 million is attributable to revenue related to equipment sold or being classified as idle or held for sale.

Operating expenses.  The decrease in operating expenses is primarily a result of decreased leases expense of $4.2 million, pass through expenses (primarily fuel) of $1.7 million, compensation expense of $1.0 million, and property and liability insurance premiums and claims of $0.7 million. These decreases were offset by an increase in outside services of $2.8 million and repairs and maintenance of $0.5 million.

Selling, general and administrative expenses.  The increase in selling, general and administrative expenses is primarily due to increased compensation expense of $1.4 million, lease expense of $0.2 million, and claims expenses of $0.2 million.

Depreciation and amortization.  Depreciation and amortization increased as a result of recent capital expenditures offset by asset disposals.

Other operating income (loss), net.  Other operating loss represents losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Years Ended December 31, 2018 and 2017

	Year Ended December 31,		Variance	Percent Change
	2018	2017
	(In thousands)
Revenues	$178,163	$164,043	$14,120	9%
Operating expenses	146,300	148,331	(2,031)	(1)%
Selling, general and administrative expenses	6,305	4,807	1,498	31%
Impairment of long lived assets	—	1,625	(1,625)	(100)%
Depreciation and amortization	11,003	9,285	1,718	19%
	14,555	(5)	14,560	291,200%
Other operating income, net	215	1,378	(1,163)	(84)%
Operating income	$14,770	$1,373	$13,397	976%

Land Transportation Revenues. Freight revenue increased $7.0 million. Transportation rates increased 8% resulting in an increase to freight revenue of $7.7 million. Miles decreased 1% resulting in an offsetting decrease of $0.7 million. Additionally, fuel increased $6.2 million.

Marine Transportation Revenues.   An increase of $1.8 million in inland revenue was primarily related to new equipment being placed in service. Revenue was also impacted by an increase in pass-through revenue (primarily fuel) of $2.1 million. An offsetting decrease of $3.1 million is attributable to revenue related to equipment sold or being classified as idle or held for sale. A $0.2 million increase in offshore revenues is primarily the result of increased utilization.

Operating expenses.  The decrease in operating expenses is primarily a result of decreased lease expense of $5.8 million, claims expense of $1.5 million, barge rental expense of $1.0 million, property and liability insurance premiums of $1.0 million, outside towing of $0.3 million, and a reclassification of labor and burden from operating expense to selling general and administrative expense for the 2018 period of $0.7 million. These decreases were offset by an increased fuel expense of $5.1 million, labor and burden of $2.6 million, repairs and maintenance of $0.5 million, and contract labor of $0.3 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased primarily due to increased compensation expense of $0.8 million and the reclassification of expenses from operating expense to selling, general, and administrative expense of $0.7 million for the 2018 period.

Impairment of long-lived assets. This represents the loss on impairment of non-core operating assets.

Depreciation and amortization.  Depreciation and amortization increased as a result of recent capital expenditures offset by asset disposals.

Other operating income, net.  Other operating income, net represents gains from the disposition of property, plant and equipment.

Sulfur Services Segment

Comparative Results of Operations for the Years Ended December 31, 2019 and 2018

	Year Ended December 31,		Variance	Percent Change
	2019	2018
	(In thousands)
Revenues:
Services	$11,434	$11,148	$286	3%
Products	99,906	121,388	(21,482)	(18)%
Total revenues	111,340	132,536	(21,196)	(16)%

Cost of products sold	71,806	90,780	(18,974)	(21)%
Operating expenses	10,639	11,618	(979)	(8)%
Selling, general and administrative expenses	4,784	4,326	458	11%
Depreciation and amortization	11,332	8,485	2,847	34%
	12,779	17,327	(4,548)	(26)%
Other operating income (loss), net	1,210	(111)	1,321	1,190%
Operating income	$13,989	$17,216	$(3,227)	(19)%

Sulfur (long tons)	665.0	688.0	(23.0)	(3)%
Fertilizer (long tons)	260.0	277.0	(17.0)	(6)%
Sulfur services volumes (long tons)	925.0	965.0	(40.0)	(4)%

Services Revenues.  Services revenues increased slightly as a result of a contractually prescribed, index-based fee adjustment.

Products Revenues.  Products revenues decreased $17.2 million as a result of a 14% decline in average sulfur services sales prices. Products revenues decreased an additional $4.3 million due to a 4% decrease in sales volumes, primarily related to a 6% decrease in fertilizer volumes.

Cost of products sold.  A 17% decline in prices impacted cost of products sold by $15.9 million, resulting from a decrease in commodity prices. A 4% decrease in sales volumes resulted in an additional decrease in cost of products sold of $3.1 million. Margin per ton decreased $1.34, or 4%.

Operating expenses. Our operating expenses decreased $0.6 million due to marine fuel and lube, $0.2 million due to repairs and maintenance, $0.2 million due to outside towing, $0.1 million due to lease expense and $0.1 million due to insurance claims. Offsetting, assist tugs increased $0.2 million.

Selling, general and administrative expenses.  Increased primarily as a result of increased compensation expense of $0.4 million and professional fees of $0.1 million.

Depreciation and amortization.  Depreciation and amortization expense increased $2.8 million as a result of recent capital expenditures.

Other operating income (loss), net.  Other operating income (loss), net increased as a result of $1.3 million in business interruption recoveries related to the Neches ship-loader insurance claim received in the fourth quarter of 2019.

Comparative Results of Operations for the Years Ended December 31, 2018 and 2017

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

Other operating loss, net.  Other operating loss, net represents losses from the disposition of property, plant and equipment.

Natural Gas Liquids Segment

Comparative Results of Operations for the Years Ended December 31, 2019 and 2018

	Year Ended December 31,		Variance	Percent Change
	2019	2018
	(In thousands)
Products Revenues	$366,502	$496,026	(129,524)	(26)%
Cost of products sold	341,800	467,550	(125,750)	(27)%
Operating expenses	6,300	7,107	(807)	(11)%
Selling, general and administrative expenses	4,739	5,338	(599)	(11)%
Depreciation and amortization	2,469	2,488	(19)	(1)%
	11,194	13,543	(2,349)	(17)%
Other operating income (loss), net	16,402	(391)	16,793	4,295%
Operating income	$27,596	$13,152	$14,444	110%

NGLs Volumes (barrels)	9,820	10,223	(403)	(4)%
Products Revenues. Our NGL average sales price per barrel decreased $11.20, or 23%, resulting in a decrease to products revenues of $114.5 million. The decrease in average sales price per barrel was a result of a decrease in market prices. Product sales volumes decreased 4%, decreasing revenues $15.0 million.

Cost of products sold.   Our average cost per barrel decreased $10.93, or 24%, decreasing cost of products sold by $111.7 million.  The decrease in average cost per barrel was a result of a decrease in market prices.  The decrease in sales volume of 4% resulted in a $14.0 million decrease to cost of products sold. Our margins decreased $0.27 per barrel, or 10% during the period.

Operating expenses.  Operating expenses decreased primarily due to the sale of our East Texas Pipeline on August 12, 2019.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $0.6 million primarily as a result of $0.3 million in decreased compensation expense and $0.2 million in decreased property taxes.

Other operating income (loss), net.  Other operating income (loss), net represents the gains associated with the disposition of the East Texas Pipeline.

Comparative Results of Operations for the Years Ended December 31, 2018 and 2017

	Year Ended December 31,		Variance	Percent Change
	2018	2017
	(In thousands)
Products Revenues	$496,026	$473,548	22,478	5%
Cost of products sold	467,550	424,610	42,940	10%
Operating expenses	7,107	6,905	202	3%
Selling, general and administrative expenses	5,338	7,072	(1,734)	(25)%
Depreciation and amortization	2,488	2,546	(58)	(2)%
	13,543	32,415	(18,872)	(58)%
Other operating loss, net	(391)	(7)	(384)	(5,486)%
Operating income	$13,152	$32,408	$(19,256)	(59)%

NGLs Volumes (barrels)	10,223	10,487	(264)	(3)%

Products Revenues. Our NGL average sales price per barrel increased $3.37, or 7%, resulting in an increase to products revenues of $35.3 million. The increase in average sales price per barrel was a result of an increase in market prices. Product sales volumes decreased 3%, decreasing revenues $12.8 million.

Cost of products sold.   Our average cost per barrel increased $5.25, or 13%, increasing cost of products sold by $55.0 million.  The increase in average cost per barrel was a result of an increase in market prices.  The decrease in sales volume of 3% resulted in a $12.1 million decrease to cost of products sold. Our margins decreased $1.88 per barrel, or 40% during the period.

Operating expenses.  Operating expenses increased $0.2 million as a result of increased repairs and maintenance expense at our underground NGL storage facility.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $1.7 million as a result of $2.3 million in decreased compensation expense offset by $0.4 million in increased property taxes and $0.4 million in in increased property damage claims.

Other operating loss, net.  Other operating loss, net represents losses from the disposition of property, plant and equipment.

Interest Expense

Comparative Components of Interest Expense, Net for the Years Ended December 31, 2019 and 2018

	Year Ended December 31,		Variance	Percent Change
	2019	2018
	(In thousands)
Revolving loan facility	$18,550	$20,193	$(1,643)	(8)%
7.250 % senior unsecured notes	27,101	27,101	—	—%
Amortization of deferred debt issuance costs	4,041	3,445	596	17%
Amortization of debt premium	(306)	(306)	—	—%
Other	1,728	2,239	(511)	(23)%
Finance leases	672	331	341	103%
Capitalized interest	(5)	(624)	619	99%
Interest income	(91)	(30)	(61)	(203)%
Total interest expense, net	$51,690	$52,349	$(659)	(1)%

Comparative Components of Interest Expense, Net for the Years Ended December 31, 2018 and 2017

	Year Ended December 31,		Variance	Percent Change
	2018	2017
	(In thousands)
Revolving loan facility	$20,193	$18,192	$2,001	11%
7.250 % senior unsecured notes	27,101	27,101	—	—%
Amortization of deferred debt issuance costs	3,445	2,897	548	19%
Amortization of debt premium	(306)	(306)	—	—%
Other	2,239	1,534	705	46%
Finance leases	331	25	306	1,224%
Capitalized interest	(624)	(730)	106	15%
Interest income	(30)	(943)	$913	97%
Total interest expense, net	$52,349	$47,770	$4,579	10%

Indirect Selling, General and Administrative Expenses

	Year Ended December 31,		Variance	Percent Change	Year Ended December 31,		Variance	Percent Change
	2019	2018			2018	2017
	(In thousands)				(In thousands)
Indirect selling, general and administrative expenses	$17,981	$17,901	$80	—%	$17,901	$17,332	$569	3%

Indirect selling, general and administrative expenses remained consistent from 2018 to 2019. The increase in indirect selling, general and administrative expenses from 2017 to 2018 is primarily a result of increased unit based compensation expense.

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

Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. The Conflicts Committee approved the following reimbursement amounts:

	Year Ended December 31,		Variance	Percent Change	Year Ended December 31,		Variance	Percent Change
	2019	2018			2018	2017
	(In thousands)				(In thousands)
Conflicts Committee approved reimbursement amount	$16,657	$16,416	$241	1%	$16,416	$16,416	$—	—%

The amounts reflected above represent our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

Liquidity and Capital Resources

General

Our primary sources of liquidity to meet operating expenses, service our indebtedness, pay distributions to our unitholders and fund capital expenditures have historically been cash flows generated by our operations, borrowings under our revolving credit facility and access to debt and equity capital markets, both public and private. Set forth below is a description of our cash flows for the periods indicated.

Recent Debt Financing Activity

Credit Facility Amendment and Extension. On July 18, 2019, the Partnership amended its revolving credit facility to, among other things, extend the maturity date from March 2020 to August 2023 (provided we have refinanced the 2021 Notes on or before August 19, 2020) and reduce commitments from $500.0 million to $400.0 million. After giving effect to our then current borrowings, outstanding letters of credit and the financial covenants contained in our revolving credit facility, we had the ability to borrow approximately $51.5 million in additional amounts thereunder as of December 31, 2019.

Cash Flows - Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The following table details the cash flow changes between the years ended December 31, 2019 and 2018:

	Years Ended December 31,		Variance	Percent Change
	2019	2018
	(In thousands)
Net cash provided by (used in):
Operating activities	$75,815	$105,030	$(29,215)	(28)%
Investing activities	174,828	147,622	27,206	18%
Financing activities	(248,087)	(252,441)	4,354	2%
Net increase (decrease) in cash and cash equivalents	$2,556	$211	$2,345	1,111%

Net cash provided by operating activities. The decrease in net cash provided by operating activities for the year ended December 31, 2019 includes a $22.6 million decrease in net cash received from discontinued operating activities, a $6.2 million unfavorable variance in working capital, and a $1.7 million unfavorable variance in other non-current assets and liabilities. An additional $11.0 million decrease in other non-cash charges was primarily due to a $12.3 million gain on the sale of property, plant and equipment. Offsetting was an increase in operating results of $12.4 million.

Net cash provided by investing activities. Net cash provided by investing activities for the year ended December 31, 2019 increased primarily as a result of $35.9 million related to discontinued investing activities. Also contributing was a $9.2 million increase in proceeds received as a result of higher sales of property, plant and equipment in 2019 as well as an increase of $5.0 million due to proceeds received from involuntary conversion of property, plant and equipment. An additional increase of $0.9 million related to lower payments for capital expenditures and plant turnaround costs in 2019. Offsetting was an increase in cash used of $23.7 million as a result of net assets acquired from MTI.

Net cash used in financing activities. Net cash used in financing activities for the year ended December 31, 2019 decreased primarily as a result of $68.7 million decrease in net payments and a $29.3 million decrease in cash distributions paid. An additional decrease of $12.1 million is due to distributions paid related to 2018, which included a pre-acquisition distribution to Martin Resource Management Corporation related to MTI. Offsetting was an increase in cash paid of $102.4 million related to excess purchase price over the carrying value of acquired assets in common control transactions. Further, costs associated with our credit facility amendment increased $3.1 million.

Cash Flows - Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The following table details the cash flow changes between the years ended December 31, 2018 and 2017:

	Years Ended December 31,		Variance	Percent Change
	2018	2017
	(In thousands)
Net cash provided by (used in):
Operating activities	$105,030	$69,084	$35,946	52%
Investing activities	147,622	(41,635)	189,257	455%
Financing activities	(252,441)	(27,435)	(225,006)	(820)%
Net decrease in cash and cash equivalents	$211	$14	$197	1,407%

Net cash provided by operating activities. The increase in net cash provided by operating activities for the year ended December 31, 2018 is primarily due to a $56.4 million favorable variance in working capital and $0.4 million in other non-cash charges. Offsetting was a decrease in operating results of $6.6 million and an unfavorable variance in other non-current assets and liabilities of $1.6 million. Net cash provided by discontinued operating activities decreased $12.7 million.

Net cash provided by (used in) investing activities. Net cash provided by investing activities for the year ended December 31, 2018 increased primarily as a result of a $180.6 million increase in net cash provided by discontinued investing activities. Additionally, a decrease in cash used in investing activities as a result of the acquisition of certain asphalt terminalling assets from Martin Resource Management Corporation in 2017, compared to no acquisitions in 2018, resulted in an increase of $19.5 million. Further, a decrease in cash used of $6.4 million is due to lower payments for capital expenditures and plant turnaround costs in 2018. Offsetting was a $15.0 million decline in proceeds received resulting from repayment of the Note receivable - affiliate in 2017 as compared to none in 2018 as well as a $2.2 million decrease in proceeds received as a result of higher sales of property, plant and equipment in 2017.

Net cash used in financing activities. Net cash used in financing activities increased for the year ended December 31, 2018 as a result of an increase in net repayments of long-term borrowings of $162.0 million as well as a decrease in proceeds received from the issuance of common units (including the related general partner contribution) of $52.3 million. An additional increase of $1.5 million related to cash distributions paid and $14.8 million related to a preacquisition distribution to Martin Resource Management Corporation. An increase of $1.2 million related to costs associated with our credit facility amendment. Offsetting was a decrease in cash used of $6.7 million related to excess purchase price over the carrying value of acquired assets in common control transactions.

Total Contractual Obligations

A summary of our total contractual obligations as of December 31, 2019 is as follows (dollars in thousands):

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	More than 5 years
Revolving credit facility (1)	$201,000	$—	$—	$201,000	$—
2021 senior unsecured notes	373,800	—	373,800	—	—
Throughput commitment	9,299	6,280	3,019	—	—
Operating leases	28,735	8,755	9,585	3,586	6,809
Finance lease obligations	7,475	6,758	717
Interest payable on finance lease obligations	323	291	32
Interest payable on fixed long-term obligations	30,489	27,101	3,388	—	—
Total contractual cash obligations	$651,121	$49,185	$390,541	$204,586	$6,809

(1) The revolving credit facility matures on (a) August 31, 2023, or (b) August 19, 2020 if the 2021 Notes have not been voluntarily refinanced on or prior to August 19, 2020.

The interest payable under our revolving credit facility is not reflected in the above table because such amounts depend on the outstanding balances and interest rates, which vary from time to time.

Letter of Credit.  At December 31, 2019, we had outstanding irrevocable letters of credit in the amount of $12.6 million, which were issued under our revolving credit facility.

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

Interest and Maturity. The Issuers issued the 2021 Notes pursuant to the 2021 Indenture in transactions exempt from registration requirements under the Securities Act. The 2021 Notes were resold to qualified institutional buyers pursuant to

Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act. The 2021 Notes will mature on February 15, 2021. The interest payment dates are February 15 and August 15.

Optional Redemption. The Issuers may on any one or more occasions redeem all or a part of the 2021 Notes at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the applicable redemption date on the 2021 Notes.

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

Events of Default. The 2021 Indenture provides that each of the following is an Event of Default: (i) default for 30 days in the payment when due of interest on the 2021 Notes; (ii) default in payment when due of the principal of, or premium, if any, on the 2021 Notes; (iii) failure by us to comply with certain covenants relating to asset sales, repurchases of the 2021 Notes upon a change of control and mergers or consolidations; (iv) failure by us for 180 days after notice to comply with our reporting obligations under the Exchange Act; (v) failure by us for 60 days after notice to comply with any of the other agreements in the 2021 Indenture; (vi) default under any mortgage, indenture or instrument governing any indebtedness for money borrowed or guaranteed by us or any of our restricted subsidiaries, whether such indebtedness or guarantee now exists or is created after the date of the 2021 Indenture, if such default: (a) is caused by a payment default; or (b) results in the acceleration of such indebtedness prior to its stated maturity, and, in each case, the principal amount of the indebtedness, together with the principal amount of any other such indebtedness under which there has been a payment default or acceleration of maturity, aggregates $20.0 million or more, subject to a cure provision; (vii) failure by us or any of our restricted subsidiaries to pay final judgments aggregating in excess of $20.0 million, which judgments are not paid, discharged or stayed for a period of 60 days; (viii) except as permitted by the 2021 Indenture, any subsidiary guarantee is held in any judicial proceeding to be unenforceable or invalid or ceases for any reason to be in full force or effect, or any 2021 Guarantor, or any person acting on behalf of any Guarantor, denies or disaffirms its obligations under its subsidiary guarantee; and (ix) certain events of bankruptcy, insolvency or reorganization described in the 2021 Indenture with respect to the Issuers or any of our restricted subsidiaries that is a significant subsidiary or any group of restricted subsidiaries that, taken together, would constitute a significant subsidiary of us. Upon a continuing Event of Default, the 2021 Trustee, by notice to the Issuers, or the holders of at least 25% in principal amount of the then outstanding 2021 Notes, by notice to the Issuers and the 2021 Trustee, may declare the 2021 Notes immediately due and payable, except that an Event of Default resulting from entry into a bankruptcy, insolvency or reorganization with respect to the Issuers, any restricted subsidiary of us that is a significant subsidiary or any group of its restricted subsidiaries that, taken together, would constitute a significant subsidiary of us, will automatically cause the 2021 Notes to become due and payable.

Revolving Credit Facility

At December 31, 2019, we maintained a $400.0 million revolving credit facility. The revolving credit facility matures on (a) August 31, 2023, or (b) August 19, 2020 if the 2021 Notes have not been voluntarily refinanced on or prior to August 19, 2020.

As of December 31, 2019, we had $201.0 million outstanding under the revolving credit facility and $12.6 million of outstanding irrevocable letters of credit, leaving a maximum available to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $186.4 million. After giving effect to our then current borrowings, outstanding letters of credit and the financial covenants contained in our revolving credit facility, we had the ability to borrow approximately $51.5 million in additional amounts thereunder as of December 31, 2019.

The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.  During the year ended December 31, 2019, the outstanding balance of our revolving credit facility has ranged from a low of $201.0 million to a high of $455.0 million.

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

Indebtedness under the credit facility bears interest at our option at the Eurodollar Rate (the British Bankers Association LIBOR Rate) plus an applicable margin or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin. We pay a per annum fee on all letters of credit issued under the credit facility, and we pay a commitment fee per annum on the unused revolving credit availability under the credit facility. The letter of credit fee, the commitment fee and the applicable margins for our interest rate vary quarterly based on our leverage ratio (as defined in the credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows as of December 31, 2019:

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

At December 31, 2019, the applicable margin for revolving loans that are LIBOR loans ranges from 2.25% to 3.50% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.25% to 2.50%. The applicable margin for LIBOR borrowings at December 31, 2019 is 3.50%.

The credit facility includes financial covenants that are tested on a quarterly basis, based on the rolling four quarter period that ends on the last day of each fiscal quarter.

In addition, the credit facility contains various covenants, which, among other things, limit our and our subsidiaries’ ability to: (i) grant or assume liens; (ii) make investments (including investments in our joint ventures) and acquisitions; (iii) enter into certain types of hedging agreements; (iv) incur or assume indebtedness; (v) sell, transfer, assign or convey assets; (vi) repurchase our equity, make distributions and certain other restricted payments, but the credit facility permits us to make quarterly distributions to unitholders so long as no default or event of default exists under the credit facility; (vii) change the nature of our business; (viii) engage in transactions with affiliates; (ix) enter into certain burdensome agreements; (x) make certain amendments to our organizational documents and other material agreements, including the Omnibus Agreement and our material agreements; (xi) make capital expenditures; and (xii) permit our joint ventures to incur indebtedness or grant certain liens.

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

Capital Resources and Liquidity

Historically, we have generally satisfied our working capital requirements and funded our debt service obligations and capital expenditures with cash generated from operations and borrowings under our revolving credit facility.

At December 31, 2019, we had cash and cash equivalents of $2.8 million and available borrowing capacity of $51.5 million in additional amounts under our revolving credit facility with $201.0 million of borrowings outstanding.  Our revolving credit facility matures on August 31, 2023 unless our 2021 Notes have not been refinanced on or before August 19, 2020. We are currently seeking to refinance the 2021 Notes, although no assurance can be given that we will be able to refinance the 2021 Notes.

Upon the successful refinancing of the 2021 Notes, we expect that our primary sources of liquidity to meet operating expenses, service our indebtedness, pay distributions to our unitholders and fund capital expenditures will be provided by cash flows generated by our operations, borrowings under our revolving credit facility and access to the debt and equity capital markets.  Our ability to generate cash from operations will depend upon our future operating performance, which is subject to certain risks.  Please read "Item 1A. Risk Factors - Risks related to Our Business" for a discussion of such risks.  In addition, due to the covenants in our revolving credit facility, our financial and operating performance impacts the amount we are permitted to borrow under that facility.

To address these challenges, over the last 18 months, we have taken a number of strategic actions to strengthen our balance sheet and reduce leverage, such as asset dispositions and acquisitions, reductions in the distributions payable to our unitholders and efforts to focus our growth on business segments with a stronger economic outlook. For example, in an effort to preserve liquidity, we recently reduced the quarterly cash distribution per common unit to $0.0625 beginning with the distribution payable for the fourth quarter of 2019.  We expect this distribution reduction, along with the reduction announced in 2019, to result in approximately $68.2 million in cash we can retain annually for debt reduction and investment in higher return opportunities.

If we are unable to refinance the 2021 Notes and are unable to repay the outstanding borrowings under our revolving credit facility on August 19, 2020, we would be in default under our revolving credit facility.  An event of default under our revolving credit facility would allow the lenders to declare the balance outstanding thereunder due and payable in full, which could trigger cross-defaults under other agreements, which could also result in the acceleration of those obligations by the counterparties to those agreements.

The Partnership is in compliance with all debt covenants as of December 31, 2019 and expects to be in compliance for the next twelve months.

Interest Rate Risk

We are subject to interest rate risk on our credit facility due to the variable interest rate and may enter into interest rate swaps to reduce this variable rate risk.

Seasonality

A substantial portion of our revenues is dependent on sales prices of products, particularly NGLs and fertilizers, which fluctuate in part based on winter and spring weather conditions. The demand for NGLs is strongest during the winter heating season and the refinery blending season. The demand for fertilizers is strongest during the early spring planting season. However, our Terminalling and Storage and Transportation business segments and the molten sulfur business are typically not impacted by seasonal fluctuations and a significant portion of our net income is derived from our Terminalling and Storage, Sulfur Services and Transportation business segments. Further, extraordinary weather events, such as hurricanes, have in the past, and could in the future, impact our Terminalling and Storage and Transportation business segments.

Impact of Inflation

Inflation did not have a material impact on our results of operations in 2019, 2018 or 2017.  Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during 2019, 2018 or 2017.

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

We have entered into hedging transactions as of December 31, 2019 to protect a portion of our commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. We have instruments totaling a gross notional quantity of 452,000 barrels settling during the period from January 31, 2020 through February 29, 2020. These instruments settle against the applicable pricing source for each grade and location. These instruments are recorded on our Consolidated Balance Sheets at December 31, 2019 in "Fair value of derivatives" as a current liability of $0.7 million. Based on the current net notional volume hedged as of December 31, 2019, a $0.10 change in the expected settlement price of these contracts would result in an impact of $1.9 million to the Partnership's net income.

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 5.26% as of December 31, 2019.  Based on the amount of unhedged floating rate debt owed by us on December 31, 2019, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $2.0 million annually.

We are not exposed to changes in interest rates with respect to our senior unsecured notes as these obligations are fixed rate.  The estimated fair value of the 2021 Notes was approximately $343.5 million as of December 31, 2019, based on market prices of similar debt at December 31, 2019.   Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of a 100 basis point increase in interest rates. Such an increase in interest rates would result in approximately a $3.5 million decrease in fair value of our long-term debt at December 31, 2019.

Item 8.	Financial Statements and Supplementary Data

The following financial statements of Martin Midstream Partners L.P. (Partnership) are listed below:

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors
Martin Midstream Partners L.P. and Martin Midstream GP LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Martin Midstream Partners L.P. and subsidiaries (the Partnership) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in capital (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 14, 2020 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

Acquisition of Martin Transport, Inc.

As discussed in Note 2(a), the acquisition of Martin Transport, Inc. (MTI) on January 2, 2019 has been accounted for as a transfer of net assets between entities under common control in a manner similar to a pooling of interests. The Partnership’s historical consolidated financial statements have been retrospectively revised to reflect the effects on financial position, cash flows, and results of operations attributable to the activities of MTI for all periods presented.

Change in Accounting Principle

As discussed in note 3 to the consolidated financial statements, the Partnership has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification 842, Leases.

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

/s/ KPMG LLP

We have served as the Partnership’s auditor since 2002.

Dallas, Texas
February 14, 2020

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors
Martin Midstream Partners L.P. and Martin Midstream GP LLC:

Opinion on Internal Control Over Financial Reporting

We have audited Martin Midstream Partners L.P. and subsidiaries’ (the Partnership) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in capital (deficit), and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 14, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Dallas, Texas
February 14, 2020

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2019	2018[1]
Assets
Cash	$2,856	$300
Trade and accrued accounts receivable, less allowance for doubtful accounts of $532 and $576, respectively	87,254	83,488
Product exchange receivables	—	166
Inventories (Note 7)	62,540	84,265
Due from affiliates	17,829	18,845
Fair value of derivatives (Note 13)	—	4
Other current assets	5,833	5,889
Assets held for sale (Note 5)	5,052	5,652
Current assets - Natural Gas Storage Assets (Note 5)	—	9,428
Total current assets	181,364	208,037

Property, plant and equipment, at cost (Note 8)	884,728	886,435
Accumulated depreciation	(467,531)	(438,602)
Property, plant and equipment, net	417,197	447,833

Goodwill (Note 9)	17,705	17,785
Right-of-use assets (Note 10)	23,901	—
Deferred income taxes, net (Note 19)	23,422	—
Intangibles and other assets, net (Note 15)	3,567	4,584
Non current assets - Natural Gas Storage Assets (Note 5)	—	395,389
	$667,156	$1,073,628
Liabilities and Partners’ Capital (Deficit)
Current portion of finance lease obligations (Note 10)	$6,758	$5,409
Trade and other accounts payable	64,802	64,041
Product exchange payables	4,322	12,103
Due to affiliates	1,470	2,133
Income taxes payable (Note 19)	472	445
Fair value of derivatives (Note 13)	667	—
Other accrued liabilities (Note 15)	28,789	24,380
Current liabilities - Natural Gas Storage Assets (Note 5)	—	3,240
Total current liabilities	107,280	111,751

Long-term debt, net (Note 16)	569,788	656,459
Finance lease obligations (Note 10)	717	6,272
Operating lease liabilities (Note 10)	16,656	—
Other long-term obligations	8,911	10,045
Non current liabilities - Natural Gas Storage Assets	—	669
Total liabilities	703,352	785,196
Commitments and contingencies (Note 22)
Partners’ capital (deficit) (Note 17)	(36,196)	288,432
Total partners’ capital (deficit)	(36,196)	288,432
	$667,156	$1,073,628

See accompanying notes to consolidated financial statements.

1 Financial information has been revised to include results attributable to MTI acquired from Martin Resource Management Corporation. See Note 2 – Significant Accounting Policies and Practices.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit amounts)

	Year Ended December 31,
	2019	2018[1]	2017[1]
Revenues:
Terminalling and storage *	$87,397	$96,204	$99,643
Transportation *	159,622	150,121	135,350
Sulfur services	11,434	11,148	10,952
Product sales: *
Natural gas liquids	366,502	496,007	473,317
Sulfur services	99,906	121,388	123,732
Terminalling and storage	122,257	145,236	130,392
	588,665	762,631	727,441
Total revenues	847,118	1,020,104	973,386

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas liquids *	325,376	449,103	406,388
Sulfur services *	65,893	83,641	76,119
Terminalling and storage *	101,526	126,562	112,168
	492,795	659,306	594,675
Expenses:
Operating expenses *	209,313	216,182	228,778
Selling, general and administrative *	41,433	39,116	39,080
Impairment of long-lived assets	—	—	2,225
Depreciation and amortization	60,060	61,484	65,108
Total costs and expenses	803,601	976,088	929,866
Other operating income, net	14,587	1,041	2,096
Operating income	58,104	45,057	45,616

Other income (expense):
Interest expense, net	(51,690)	(52,349)	(47,770)
Other, net	6	38	1,129
Total other income (expense)	(51,684)	(52,311)	(46,641)
Net income (loss) before taxes	6,420	(7,254)	(1,025)
Income tax expense	(1,900)	(577)	(158)
Income (loss) from continuing operations	4,520	(7,831)	(1,183)
Income (loss) from discontinued operations, net of income taxes	(179,466)	63,486	21,099
Net income (loss)	(174,946)	55,655	19,916
Less general partner's interest in net (income) loss	3,499	(882)	(343)
Less pre-acquisition income allocated to the general partner	—	(11,550)	(2,781)
Less income allocable to unvested restricted units	(41)	(28)	(42)
Limited partners' interest in net income (loss)	$(171,488)	$43,195	$16,750

*Related Party Transactions Shown Below

See accompanying notes to consolidated financial statements.

1 Financial information has been revised to include results attributable to MTI acquired from Martin Resource Management Corporation. See Note 2 – Significant Accounting Policies and Practices.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Year Ended December 31,
	2019	2018[1]	2017[1]
Revenues:
Terminalling and storage	$71,733	$79,137	$82,142
Transportation	24,243	27,588	29,807
Natural gas liquids	—	—	122
Product sales	931	1,297	3,497
Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas liquids	—	—	4,354
Sulfur services	10,765	10,641	9,345
Terminalling and storage	23,859	24,613	16,672
Expenses:
Operating expenses	88,194	90,878	95,546
Selling, general and administrative	32,622	26,441	26,393

See accompanying notes to consolidated financial statements.

1 Financial information has been revised to include results attributable to MTI acquired from Martin Resource Management Corporation. See Note 2 – Significant Accounting Policies and Practices.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit amounts)

	Year Ended December 31,
	2019	2018[1]	2017[1]
Allocation of net income (loss) attributable to:
Limited partner interest:
Continuing operations	$4,430	$(18,982)	$(3,875)
Discontinued operations	(175,918)	62,177	20,625
	$(171,488)	$43,195	$16,750
General partner interest:
Continuing operations	$91	$(387)	$(79)
Discontinued operations	(3,590)	1,269	422
	$(3,499)	$882	$343

Net income (loss) per unit attributable to limited partners:
Basic:
Continuing operations	$0.11	$(0.49)	$(0.10)
Discontinued operations	(4.55)	1.60	0.54
	$(4.44)	$1.11	$0.44

Weighted average limited partner units - basic	38,659	38,907	38,102

Diluted:
Continuing operations	$0.11	$(0.49)	$(0.10)
Discontinued operations	(4.55)	1.60	0.54
	$(4.44)	$1.11	$0.44

Weighted average limited partner units - diluted	38,659	38,923	38,165

See accompanying notes to consolidated financial statements.

1 Financial information has been revised to include results attributable to MTI acquired from Martin Resource Management Corporation. See Note 2 – Significant Accounting Policies and Practices.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (DEFICIT)
(Dollars in thousands)

		Partners’ Capital (Deficit)
	Parent Net Investment	Common		General Partner
		Units	Amount	Amount	Total
Balances – December 31, 2016[1]	$19,054	35,452,062	$304,594	$7,412	$331,060

Net income	2,781	—	16,792	343	19,916
Issuance of common units, net	—	2,990,000	51,056	—	51,056
Issuance of restricted units	—	12,000	—	—	—
Forfeiture of restricted units	—	(9,250)	—	—	—
General partner contribution	—	—	—	1,098	1,098
Cash distributions	—	—	(75,399)	(1,539)	(76,938)
Deemed contribution from Martin Resource Management Corporation	2,405	—	—	—	2,405
Reimbursement of excess purchase price over carrying value of acquired assets	—	—	1,125	—	1,125
Excess carrying value of the assets over the purchase price paid by Martin Resource Management	—	—	(7,887)	—	(7,887)
Unit-based compensation	—	—	650	—	650
Purchase of treasury units	—	(200)	(4)	—	(4)
Balances – December 31, 2017[1]	24,240	38,444,612	290,927	7,314	322,481

Net income	11,550	—	43,223	882	55,655
Issuance of common units, net	—	—	(118)	—	(118)
Issuance of time-based restricted units	—	315,500	—	—	—
Issuance of performance-based restricted units		317,925			—
Forfeiture of restricted units	—	(27,000)	—	—	—
Cash distributions	—	—	(76,872)	(1,569)	(78,441)
Deemed distribution from Martin Resource Management Corporation	(12,070)	—	—	—	(12,070)
Excess purchase price over carrying value of acquired assets	—	—	(26)	—	(26)
Unit-based compensation	—	—	1,224	—	1,224
Purchase of treasury units	—	(18,800)	(273)	—	(273)
Balances – December 31, 2018[1]	23,720	39,032,237	258,085	6,627	288,432

Net loss	—	—	(171,447)	(3,499)	(174,946)
Issuance of common units, net	—	—	(289)	—	(289)
Issuance of time-based restricted units	—	16,944	—	—	—
Forfeiture of restricted units	—	(154,288)	—	—	—
Cash distributions	—	—	(48,111)	(982)	(49,093)
Excess purchase price over carrying value of acquired assets		—	(102,393)	—	(102,393)
Deferred taxes on acquired assets and liabilities	—	—	24,781	—	24,781
Unit-based compensation	—	—	1,424	—	1,424
Purchase of treasury units	—	(31,504)	(392)	—	(392)
Contribution to parent	(23,720)	—	—	—	(23,720)
Balances – December 31, 2019	$—	38,863,389	$(38,342)	$2,146	$(36,196)

See accompanying notes to consolidated financial statements.

1 Financial information has been revised to include results attributable to MTI acquired from Martin Resource Management Corporation. See Note 2 – Significant Accounting Policies and Practices.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2019	2018[1]	2017[1]
Cash flows from operating activities:
Net income (loss)	$(174,946)	$55,655	$19,916
Less: (Income) loss from discontinued operations	179,466	(63,486)	(21,099)
Net income (loss) from continuing operations	4,520	(7,831)	(1,183)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	60,060	61,484	65,108
Amortization and write-off of deferred debt issue costs	4,041	3,445	2,897
Amortization of premium on notes payable	(306)	(306)	(306)
Deferred income tax expense (benefit)	1,360	208	(156)
Gain on disposition or sale of property, plant, and equipment	(13,332)	(1,041)	(2,090)
Impairment of long lived assets	—	—	2,225
Derivative (income) loss	5,137	(14,024)	1,304
Net cash (paid) received for commodity derivatives	(4,466)	13,948	(5,136)
Unit-based compensation	1,424	1,224	650
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	62	29,085	(29,384)
Product exchange receivables	166	(137)	178
Inventories	21,493	13,370	(14,927)
Due from affiliates	1,822	5,961	(12,096)
Other current assets	(254)	1,485	(1,743)
Trade and other accounts payable	(898)	(27,321)	19,263
Product exchange payables	(7,781)	555	4,829
Due to affiliates	(1,469)	99	(5,564)
Income taxes payable	27	(65)	(360)
Other accrued liabilities	(3,017)	(6,636)	(223)
Change in other non-current assets and liabilities	(543)	1,206	2,780
Net cash provided by continuing operating activities	68,046	74,709	26,066
Net cash provided by discontinued operating activities	7,769	30,321	43,018
Net cash provided by operating activities	75,815	105,030	69,084
Cash flows from investing activities:
Payments for property, plant, and equipment	(30,621)	(35,255)	(41,932)
Acquisitions, net of cash acquired	(23,720)	—	(19,533)
Payments for plant turnaround costs	(5,677)	(1,893)	(1,583)
Proceeds from sale of property, plant, and equipment	20,660	11,483	13,676
Proceeds from involuntary conversion of property, plant and equipment	5,031	—	—
Proceeds from repayment of Note receivable - affiliate	—	—	15,000
Net cash used in continuing investing activities	(34,327)	(25,665)	(34,372)
Net cash provided by (used in) discontinued investing activities	209,155	173,287	(7,263)
Net cash provided by (used in) investing activities	174,828	147,622	(41,635)
Cash flows from financing activities:
Payments of long-term debt	(729,514)	(559,201)	(339,224)
Proceeds from long-term debt	638,000	399,000	341,000
Net proceeds from issuance of common units	(289)	(118)	51,056
General partner contributions	—	—	1,098
Deemed contribution from (distribution to) Martin Resource Management	—	(12,070)	2,405
Excess purchase price over carrying value of acquired assets	(102,393)	(26)	(7,887)
Reimbursement of excess purchase price over carrying value of acquired assets	—	—	1,125
Purchase of treasury units	(392)	(273)	(4)
Payments of debt issuance costs	(4,406)	(1,312)	(66)
Cash distributions paid	(49,093)	(78,441)	(76,938)
Net cash used in financing activities	(248,087)	(252,441)	(27,435)

Net increase in cash	2,556	211	14
Cash at beginning of year	300	89	75
Cash at end of year	$2,856	$300	$89

See accompanying notes to consolidated financial statements.

1 Financial information has been revised to include results attributable to MTI acquired from Martin Resource Management Corporation. See Note 2 – Significant Accounting Policies and Practices.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Martin Midstream Partners L.P. (the "Partnership") is a publicly traded limited partnership with a diverse set of operations focused primarily in the United States ("U.S.") Gulf Coast region. Its four primary business lines include: terminalling, processing, storage and packaging services for petroleum products and by-products including the refining of naphthenic crude oil; land and marine transportation services for petroleum products and by-products, chemicals, and specialty products; sulfur and sulfur-based products processing, manufacturing, marketing and distribution; and NGL marketing, distribution, and transportation services.

The Partnership provide specialty services to major and independent oil and gas companies, independent refiners, large chemical companies, and other wholesale purchasers of certain petroleum products and by-products, with significant business concentrated around the U.S. Gulf Coast refinery complex, which is a major hub for petroleum refining, natural gas gathering and processing, and support services for the exploration and production industry. The petroleum products and by-products the Partnership gathers, transports, stores and markets are produced primarily by major and independent oil and gas companies who often rely on third parties, such as the Partnership, for the transportation and disposition of these products.

On August 30, 2013, Martin Resource Management Corporation completed the sale of a 49% non-controlling voting interest (50% economic interest) in MMGP Holdings, LLC ("Holdings"), a newly-formed sole member of Martin Midstream GP LLC ("MMGP"), the general partner of the Partnership, to certain affiliated investment funds managed by Alinda Capital Partners ("Alinda"). Upon closing the transaction, Alinda appointed two representatives to serve on the board of directors of the general partner of the Partnership.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(a)       Principles of Presentation and Consolidation

The consolidated financial statements include the financial statements of the Partnership and its wholly-owned subsidiaries and equity method investees.  In the opinion of the management of the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s results of operations, financial position and cash flows for the periods shown have been made.  All such adjustments are of a normal recurring nature.  In addition, the Partnership evaluates its relationships with other entities to identify whether they are variable interest entities under certain provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), 810-10 and to assess whether it is the primary beneficiary of such entities.  If the determination is made that the Partnership is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with ASC 810-10.  No such variable interest entities exist as of December 31, 2019 or 2018.

Divestiture of Natural Gas Storage Assets. On June 28, 2019, the Partnership completed the sale of its membership interests in Arcadia Gas Storage, LLC, Cadeville Gas Storage LLC, Monroe Gas Storage Company, LLC and Perryville Gas Storage LLC (the "Natural Gas Storage Assets") to Hartree Cardinal Gas, LLC ("Hartree"), a subsidiary of Hartree Bulk Storage, LLC. The Natural Gas Storage Assets consist of approximately 50 billion cubic feet of working capacity located in northern Louisiana and Mississippi. In consideration of the sale of the Natural Gas Storage Assets, the Partnership received cash proceeds of $210,067 after transaction fees and expenses. The net proceeds were used to reduce outstanding borrowings under the Partnership's revolving credit facility. The Partnership has concluded the disposition represents a strategic shift and will have a major effect on its financial results going forward. As a result, the Partnership has presented the results of operations and cash flows relating to the Natural Gas Storage Assets as discontinued operations for the years ended December 31, 2019, 2018, and 2017. See Note 5 for more information.

Acquisition of Martin Transport, Inc. On January 2, 2019, the Partnership acquired all of the issued and outstanding equity interests of Martin Transport, Inc. ("MTI") from Martin Resource Management Corporation. MTI operates a fleet of tank trucks providing transportation of petroleum products, liquid petroleum gas, chemicals, sulfur and other products, as well as owns 23 terminals located throughout the U.S. Gulf Coast and Southeastern United States.

The acquisition of MTI was considered a transfer of net assets between entities under common control. As a result, the acquisition of MTI was recorded at amounts based on the historical carrying value of these assets at January 1, 2019, and the Partnership is required to update its historical financial statements to include the activities of MTI as of the date of common

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

control. See Note 4 for more information. The Partnership’s accompanying historical financial statements have been retrospectively updated to reflect the effects on financial position, cash flows and results of operations attributable to the activities of MTI as if the Partnership owned these assets for the periods presented. See Note 4 for separate results of MTI for the years ended December 31, 2018 and 2017. Net income attributable to MTI for periods prior to the Partnership’s acquisition of the assets is not allocated to the limited partners for purposes of calculating net income per limited partner unit. See Note 17.

Divestiture of WTLPG Partnership Interest. On July 31, 2018, the Partnership completed the sale of its 20 percent non-operating interest in West Texas LPG Pipeline L.P. ("WTLPG") to ONEOK, Inc. ("ONEOK"). WTLPG owns an approximate 2,300 mile common-carrier pipeline system that primarily transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. A wholly-owned subsidiary of ONEOK, Inc. is the operator of the assets. The Partnership has concluded the disposition represents a strategic shift and will have a major effect on its financial results going forward. As a result, the Partnership has presented the results of operations and cash flows relating to its equity method investment in WTLPG as discontinued operations for the years ended December 31, 2018 and 2017. See Note 5 for more information.

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

Transportation – Revenue related to land transportation is recognized for line hauls based on a mileage rate. For contracted trips, revenue is recognized upon completion of the particular trip. The performance of the service is invoiced as the transaction occurs and is generally paid within a month.

Revenue related to marine transportation is recognized for time charters based on a per day rate. For contracted trips, revenue is recognized upon completion of the particular trip. The performance of the service is invoiced as the transaction occurs and is generally paid within a month.

Sulfur Services – Revenue from sulfur and fertilizer product sales is recognized when the customer takes title to the product.  Delivery of product is invoiced as the transaction occurs and is generally paid within a month. Revenue from sulfur services is recognized as services are performed during each monthly period. The performance of the service is invoiced as the transaction occurs and is generally paid within a month.

Natural Gas Liquids – NGL distribution revenue is recognized when product is delivered by truck, rail, or pipeline to the Partnership's NGL customers. Revenue is recognized on title transfer of the product to the customer. Delivery of product is invoiced as the transaction occurs and is generally paid within a month.

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

Equipment under finance leases is stated at the present value of minimum lease payments less accumulated amortization. Equipment under finance leases is amortized on a straight line basis over the estimated useful life of the asset.

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

Of the Partnership's four reporting units, the terminalling and storage, transportation, and sulfur services reporting units contain goodwill. No goodwill impairment was recorded for the years ended December 31, 2019, 2018, or 2017.

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

Other intangible assets that have finite lives are tested for impairment when events or circumstances indicate that the carrying value may not be recoverable. An impairment is indicated if the carrying amount of a long-lived intangible asset exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If impairment is indicated, the Partnership would record an impairment loss equal to the difference between the carrying value and the fair value of the asset. There were no intangible asset impairments in 2019, 2018 or 2017.

(h)      Debt Issuance Costs

Debt issuance costs relating to the Partnership’s revolving credit facility and senior unsecured notes are deferred and amortized over the terms of the debt arrangements and are shown, net of accumulated amortization, as a reduction of the related long-term debt.

In connection with the issuance, amendment, expansion and restatement of debt arrangements, the Partnership incurred debt issuance costs of $4,406, $1,312 and $66 in the years ended December 31, 2019, 2018 and 2017, respectively.

In connection with the Partnership's July 18, 2019 revolving credit facility amendment, the Partnership expensed $608 of unamortized debt issuance costs determined not to have continuing benefit.

Remaining unamortized deferred issuance costs are amortized over the term of each respective revised debt arrangement.

Amortization and write-off of debt issuance costs, which is included in interest expense, totaled $4,041, $3,445 and $2,897 for the years ended December 31, 2019, 2018 and 2017, respectively.  Accumulated amortization amounted to $24,644 and $20,607 at December 31, 2019 and 2018, respectively.

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

In the fourth quarter of 2017, the Partnership identified a triggering event related to the planned disposition of certain assets that were no longer deemed core assets in the Partnership's Marine Transportation division of the Transportation segment. The triggering event was the assets' inability to generate cash flows in recent quarters and going forward. As a result, an impairment charge of $1,625 was recorded in the Transportation segment results of operations in the fourth quarter of 2017. Additionally, the Partnership recorded an adjustment to the fair value less cost to sell of a certain asset classified as held for sale in the Martin Lubricants division of the Terminalling and Storage segment. As a result, an impairment charge of $600 was recorded in the Terminalling and Storage segment results of operations in the fourth quarter of 2017.

On August 25, 2017, Hurricane Harvey made landfall as a Category 4 hurricane. The storm lingered over Texas and Louisiana for days producing over 50 inches of rain in some areas, resulting in widespread flooding and damage. The

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

Partnership experienced an impact from Hurricane Harvey in our Terminalling and Storage and Sulfur Services segments, where damages were suffered to the Partnership's property, plant, and equipment at its Neches, Stanolind, Galveston, and Harbor Island terminals located along the Texas gulf coast. The damage incurred did not exceed the insurance deductible at these locations and therefore the Partnership did not receive any insurance proceeds resulting from the damage from Hurricane Harvey. In the third quarter of 2017, the Partnership recorded a write-off in the amount of $186 related to assets damaged.

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

(m)      Indirect Selling, General and Administrative Expenses

Indirect selling, general and administrative expenses are incurred by Martin Resource Management Corporation and allocated to the Partnership to cover costs of centralized corporate functions such as accounting, treasury, engineering, information technology, risk management and other corporate services.  Such expenses are based on the percentage of time spent by Martin Resource Management Corporation’s personnel that provide such centralized services.  Under an omnibus agreement with Martin Resource Management Corporation, the Partnership is required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.  For the years ended December 31, 2019, 2018 and 2017, the conflicts committee of the Partnership's general partner ("Conflicts Committee") approved reimbursement amounts of  $16,657, $16,416 and $16,416, respectively, reflecting the Partnership's allocable share of such expenses.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

Prior to the acquisition of MTI on January 2, 2019, MTI was a Qualified Subchapter S subsidiary ("QSub") of Martin Resource Management Corporation, a qualifying S Corporation. A QSub is not treated as a separate corporation for federal income tax purposes as it is deemed liquidated into its S Corporation parent. S Corporations are generally not subject to income taxes because income and losses flow through to shareholders and are reported on their individual returns. Three states in which MTI was subject to taxation prior to the acquisition - Louisiana, New Jersey and Tennessee - do not recognize the federal S Corporation status and, therefore, taxed MTI on a C Corporation basis. Subsequent to the acquisition, the QSub election terminated resulting in MTI being taxed as a stand-alone C Corporation.

The Partnership's financial statements recognize the current and deferred income tax consequences that result from MTI’s activities during the current period pursuant to the provisions of the FASB ASC 740 related to income taxes. As a result of the common control transaction with the Partnership, the deferred tax consequences of the changes in the tax bases of MTI’s assets and liabilities were included in equity (ASC 740-20-45-11).

With respect to the Partnership’s taxable subsidiary (MTI), income taxes are accounted for under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In the ordinary course of business, there may be many transactions and calculations where the ultimate tax outcome is uncertain. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws. In accordance with the provisions of ASC 740, we use a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return. In the first step, "recognition", the Partnership determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Partnership presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. In the second step, "measurement", a tax position that meets the more-likely-than-not threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement based upon management’s intent regarding negotiation and litigation. In evaluating all income tax positions for all open years, management has determined all positions are more likely than not to be sustained at full benefit based upon their technical merit under applicable tax laws.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

(s)      Comprehensive Income

Comprehensive income includes net income and other comprehensive income.  There are no items of other comprehensive income or loss in any of the years presented.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-07, Compensation - Stock Compensation: Improvements to Non-employee Share-Based Payment Accounting, which will expand the scope of FASB Accounting Standards Codification ("ASC") 718 to include share-based payment transactions for acquiring goods and services from non-employees. The standard is effective for the Partnership's financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Partnership adopted this standard effective January 1, 2019. The result of this adoption did not have a material impact on the Partnership's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. Lessor accounting under the new standard is substantially unchanged and substantially all of our leases will continue to be classified as operating leases under the new standard. Additional qualitative and quantitative disclosures, including significant judgments made by management are required.  The update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods, with early adoption permitted. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 842, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition. The Partnership adopted this ASU on January 1, 2019, electing the transition option provided under ASU 2018-11. Consequently, financial information was not updated and the disclosures required under the new standard are not provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. The Partnership elected the "package of practical expedients", which permits the Partnership not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. The Partnership elected the short-term lease recognition exemption for all leases that qualify. This means, for those assets that qualify, the Partnership did not recognize Right-of-Use ("ROU") assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. See Note 10 for more information.

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

NOTE 4. ACQUISITIONS

Martin Transport, Inc. Stock Purchase Agreement. On January 2, 2019, the Partnership acquired all of the issued and outstanding equity interests of MTI, a wholly-owned subsidiary of Martin Resource Management Corporation which operates a fleet of tank trucks providing transportation of petroleum products, liquid petroleum gas, chemicals, sulfur and other products, as well as owns 23 terminals located throughout the U.S. Gulf Coast and Southeastern United States for total consideration as follows:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

Purchase price[1]	$135,000
Plus: Working Capital Adjustment	2,795
Less: Finance lease obligations assumed	(11,682)
Cash consideration paid	$126,113

1The stock purchase agreement also includes a $10,000 earn-out based on certain performance thresholds. The performance threshold related to financial results for the year ended December 31, 2019 was not achieved, which resulted in a reduction in the potential earn-out by $3,333.

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

The excess purchase price over the historical carrying value of the assets at the acquisition date was $102,393 and was recorded as an adjustment to "Partners' capital (deficit)".

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

The separate results of operations related to MTI for the years ended December 31, 2018 and 2017, which were recast as part of the Partnership's Consolidated Statements of Operations, were as follows:

	For the Year Ended December 31,
	2018	2017

Transportation revenue	$125,333	$112,127

Operating expenses	105,212	104,304
Selling, general and administrative	5,246	4,449
Depreciation and amortization	3,413	2,284
Total costs and expenses	113,871	111,037

Other operating income, net	596	1,491
Operating income	12,058	2,581

Other income (expense):
Interest expense	(312)	(26)
Other, net	12	33

Income before income taxes	11,758	2,588
Income tax expense (benefit)	208	(193)
Net income	$11,550	$2,781

Acquisition of Terminalling Assets.    On February 22, 2017, the Partnership acquired 100% of the membership interests of MEH South Texas Terminals LLC ("MEH"), a subsidiary of Martin Resource Management Corporation, for a purchase price of $27,420 (the "Hondo Acquisition"), which was was funded with borrowings under the Partnership's revolving credit facility. At the date of acquisition, MEH was in the process of constructing an asphalt terminal facility in Hondo, Texas (the "Hondo Terminal"), which will serve the asphalt market in San Antonio, Texas and surrounding areas. This acquisition is considered a transfer of net assets between entities under common control. The acquisition of these assets was recorded at the historical carrying value of the assets at the acquisition date. The excess of the purchase price over the carrying value of the assets of $7,887 was recorded as an adjustment to "Partners' capital." During 2018, the Partnership paid an additional $26 related to a purchase price true-up, which was recorded as a further adjustment to "Partners' capital" for the year ended December 31, 2018.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

NOTE 5. DISCONTINUED OPERATIONS, DIVESTITURES, AND ASSETS HELD FOR SALE

Divestitures

Divestiture of East Texas Pipeline. On August 12, 2019, the Partnership completed the sale of its East Texas Pipeline for $17,500. The Partnership recorded a gain on the disposition of $16,154, which was included in "Other operating income, net" on the Partnership's Consolidated Statements of Operations. The net proceeds were used to reduce outstanding borrowings under the Partnership's revolving credit facility. The divestiture of the East Texas Pipeline assets did not qualify for discontinued operations presentation under the guidance of ASC 205-20.

Divestiture of Natural Gas Storage Assets. On June 28, 2019, the Partnership completed the sale of the Natural Gas Storage Assets to Hartree, a subsidiary of Hartree Bulk Storage, LLC. The Natural Gas Storage Assets consist of approximately 50 billion cubic feet of working capacity located in northern Louisiana and Mississippi. In consideration of the sale of these assets, the Partnership received cash proceeds of $210,067 after transaction fees and expenses. The net proceeds were used to reduce outstanding borrowings under the Partnership's revolving credit facility. The Partnership has concluded the disposition represents a strategic shift and will have a major effect on its financial results going forward. As a result, the Partnership has presented the results of operations and cash flows relating to the Natural Gas Storage Assets as discontinued operations for the years ended December 31, 2019, 2018, and 2017.

The operating results, which are included in income (loss) from discontinued operations, were as follows:

	For the Year Ended December 31,
	2019	2018	2017

Total revenues	$22,836	$52,108	$59,360
Total costs and expenses and other, net, excluding depreciation and amortization	(15,360)	(20,703)	(19,940)
Depreciation and amortization	(8,161)	(18,795)	(22,370)
Other operating loss, net[1]	(178,781)	(824)	(82)
Other, net	—	—	3
Income (loss) from discontinued operations before income taxes	(179,466)	11,786	16,971
Income tax expense	—	—	—
Income (loss) from discontinued operations, net of income taxes	$(179,466)	$11,786	$16,971

1 The year ended December 31, 2019 includes a loss on the disposition of the Natural Gas Storage Assets of $178,781.

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

Divestiture of WTLPG Partnership Interest. On July 31, 2018, the Partnership completed the sale of its 20 percent non-operating interest in WTLPG to ONEOK. WTLPG owns an approximate 2,300 mile common-carrier pipeline system that primarily transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. A wholly-owned subsidiary of ONEOK is the operator of the assets. In consideration for the sale of these assets, the Partnership received cash proceeds of $193,705, after transaction fees and expenses. The proceeds from the sale were used to reduce outstanding borrowings under the Partnership's revolving credit facility.  The Partnership has concluded the disposition represents a strategic shift and will have a major effect on its financial results going forward. As a result, the Partnership has presented the results of operations and cash flows relating to its equity method investment in WTLPG as discontinued operations for the years ended December 31, 2018 and 2017.

The operating results, which are included in income from discontinued operations, were as follows:

	For the Year Ended December 31,
	2019	2018	2017

Total costs and expenses and other, net, excluding depreciation and amortization[1]	$—	$(247)	$(186)
Other operating income[2]	—	48,564	—
Equity in earnings	—	3,383	4,314
Income from discontinued operations before income taxes	—	51,700	4,128
Income tax expense	—	—	—
Income from discontinued operations, net of income taxes	$—	$51,700	$4,128

1 These expenses represent direct operating expenses as a result of the Partnership's ownership interest in WTLPG.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

2 Other operating income represents the gain on the disposition of the investment in WTLPG.

Long-Lived Assets Held for Sale

In the fourth quarter of 2017, the Partnership identified certain assets that were no longer deemed core to the operations of the Partnership in the Marine division of the Transportation segment. Additionally, the Partnership recorded an adjustment to the fair value less cost to sell of a certain asset classified as held for sale in the Martin Lubricants division of the Terminalling and Storage segment. As a result, an impairment charge of $600 and $1,625 was recorded in the Terminalling and Storage and Transportation segments, respectively, in the fourth quarter of 2017 and was presented as "Impairment of long-lived assets" in the Partnership's Consolidated Statements of Operations.

At December 31, 2019 and 2018, the assets met the criteria to be classified as held for sale in accordance with ASC 360-10 and are presented at the assets' fair value less cost to sell by segment in current assets as follows:

	December 31, 2019	December 31, 2018

Terminalling and storage	$3,552	$3,552
Transportation	1,500	2,100
Assets held for sale	$5,052	$5,652

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

NOTE 6. REVENUE

The following table disaggregates our revenue by major source:

	2019	2018	2017

Terminalling and storage segment
Lubricant product sales	$122,257	$145,236	$130,392
Throughput and storage	87,397	96,204	99,643
	$209,654	$241,440	$230,035
Transportation segment
Land transportation	$98,895	$99,751	$86,771
Inland transportation	54,834	44,580	42,874
Offshore transportation	5,893	5,790	5,705
	$159,622	$150,121	$135,350
Sulfur service segment
Sulfur product sales	$30,135	$46,347	$49,204
Fertilizer product sales	69,771	75,041	74,528
Sulfur services	11,434	11,148	10,952
	$111,340	$132,536	$134,684
Natural gas liquids segment
Natural gas liquids product sales	$366,502	$496,007	$473,317
	$366,502	$496,007	$473,317

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

The table below includes estimated minimum revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the reporting period. The Partnership applies the practical expedient in ASC 606-10-50-14(a) and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

	2020	2021	2022	2023	2024	Thereafter	Total
Terminalling and storage
Throughput and storage	$49,405	$46,694	$42,735	$42,854	$44,197	$348,427	$574,312
Sulfur services
Sulfur product sales	4,898	1,181	295	—	—	—	6,374
Total	$54,303	$47,875	$43,030	$42,854	$44,197	$348,427	$580,686

NOTE 7. INVENTORIES

Components of inventories at December 31, 2019 and 2018 were as follows:

	2019	2018
Natural gas liquids	$19,097	$30,446
Sulfur	4,586	12,818
Fertilizer	15,852	14,208
Lubricants	18,925	22,887
Other	4,080	3,906
	$62,540	$84,265

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

NOTE 8. PROPERTY, PLANT, AND EQUIPMENT

At December 31, 2019 and 2018, property, plant and equipment consisted of the following:

	Depreciable Lives	2019	2018
Land	—	$22,083	$22,204
Improvements to land and buildings	10-25 years	135,666	134,783
Storage equipment	5-50 years	120,788	120,005
Marine vessels	4-25 years	182,115	191,070
Operating plant and equipment	3-50 years	343,236	352,235
Furniture, fixtures and other equipment	3-20 years	12,896	12,119
Transportation equipment	3-7 years	47,525	40,582
Construction in progress		20,419	13,437
		$884,728	$886,435

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $53,856, $58,615 and $61,590, which includes amortization of fixed assets acquired under capital lease obligations of $2,686, $1,174, and $139. Gross assets under capital leases were $15,367 and $14,058 at December 31, 2019 and 2018, respectively. Accumulated amortization associated with capital leases was $3,941 and $1,266 at December 31, 2019 and 2018, respectively.

Additions to property, plant and equipment included in accounts payable at December 31, 2019 and 2018 were $3,791 and $2,166, respectively. Equipment purchased under capital lease obligations was $1,308, $10,472, and $3,551 for the years ended December 31, 2019, 2018, and 2017, respectively.

NOTE 9. GOODWILL

The following table represents the goodwill balance by reporting unit at December 31, 2019 and 2018 as follows:

	2019	2018
Carrying amount of goodwill:
Terminalling and storage	$11,867	$11,868
Natural gas liquids	—	79
Sulfur services	5,349	5,349
Transportation	489	489
Total goodwill	$17,705	$17,785

NOTE 10. LEASES

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

The new standard provides a number of optional practical expedients in transition. The Partnership elected the "package of practical expedients", which permits the Partnership not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The Partnership also elected the short-term lease recognition exemption, meaning the Partnership does not recognize ROU assets or lease liabilities for all leases that qualify. Lease agreements for all classes of assets with lease and non-lease components are combined as a single lease component. Variable lease payments are generally expensed as incurred and include certain index-based changes in rent, certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

The adoption of this standard resulted in the recording of approximately $25,552 of additional assets and liabilities on the Partnership's Consolidated Balance Sheet as of January 1, 2019.

The Partnership has numerous operating leases primarily for terminal facilities and transportation and other equipment. The leases generally provide that all expenses related to the equipment are to be paid by the lessee.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Partnership's leases do not provide an implicit rate of return, the Partnership uses its imputed collateralized rate based on the information available at commencement date in determining the present value of lease payments. The estimated rate is based on a risk-free rate plus a risk-adjusted margin.

Our leases have remaining lease terms of 1 year to 17 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year. The Partnership includes extension periods and excludes termination periods from its lease term if, at commencement, it is reasonably likely that the Partnership will exercise the option.

The components of lease expense for the year ended December 31, 2019 were as follows:

2019
Operating lease cost	$10,897
Finance lease cost:
Amortization of right-of-use assets	2,686
Interest on lease liabilities	671
Short-term lease cost	13,756
Total lease cost	$28,010

Supplemental cash flow information for the year ended December 31, 2019 related to leases was as follows:

2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,526
Operating cash flows from finance leases	671
Financing cash flows from finance leases	5,517

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9,122
Finance leases	1,309

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

Supplemental balance sheet information related to leases was as follows:

2019
Operating Leases
Operating lease right-of-use assets	$23,901

Current portion of operating lease liabilities included in "Other accrued liabilities"	$7,722
Operating lease liabilities	16,656
Total operating lease liabilities	$24,378

Finance Leases
Property, plant and equipment, at cost	$15,367
Accumulated depreciation	(3,941)
Property, plant and equipment, net	$11,426

Current installments of finance lease obligations	$6,758
Finance lease obligations	717
Total finance lease obligations	$7,475

Weighted Average Remaining Lease Term (years)
Operating leases	6.26
Finance leases	0.97
Weighted Average Discount Rate
Operating leases	5.27%
Finance leases	6.83%

The Partnership’s future minimum lease obligations as of December 31, 2019 consist of the following:

	Operating Leases	Finance Leases
Year 1	$8,755	$7,049
Year 2	5,999	489
Year 3	3,586	260
Year 4	2,280	—
Year 5	1,306	—
Thereafter	6,809	—
Total	28,735	7,798
Less amounts representing interest costs	(4,357)	(323)
Total lease liability	$24,378	$7,475

As of December 31, 2019, we have additional operating leases for marine vessels that have not yet commenced of $4,085. These operating leases will commence during the first quarter of 2020 with lease terms of 3 years.

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

Rent expense for continuing operating leases for the years ended December 31, 2018 and 2017 was $26,606 and $30,911, respectively.

Lessor accounting under the new standard is substantially unchanged and all of the Partnership's leases will continue to be classified as operating leases under the new standard.

The Partnership has non-cancelable revenue arrangements that are under the scope of ASC 842 whereby we have committed certain terminalling and storage assets in exchange for a minimum fee. Future minimum revenues the Partnership expects to receive under these non-cancelable arrangements as of December 31, 2019 are as follows: 2020 - $19,358; 2021 - $14,019; 2022 - $13,004; 2023 - $12,609; 2024 - $12,609; subsequent years - $49,414.

NOTE 11. INVESTMENT IN WTLPG

As discussed in Note 5, on July 31, 2018, the Partnership completed the sale of its 20% non-operating interest in WTLPG. Prior to the sale, the Partnership owned a 19.8% limited partnership and 0.2% general partnership interest in WTLPG. A wholly-owned subsidiary of ONEOK is the operator of the assets. WTLPG owns an approximate 2,300 mile common-carrier pipeline system that primarily transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. The Partnership accounted for its ownership interest in WTLPG under the equity method of accounting.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 2
	December 31,
	2019	2018
Commodity derivative contracts, net	$(667)	$4

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

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Senior unsecured notes	$373,374	$343,470	$372,996	$360,138

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

(a)    Commodity Derivative Instruments

The Partnership from time to time has used derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  The Partnership has established a hedging policy and monitors and manages the commodity market risk associated with potential commodity risk exposure.  In addition, the Partnership has focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. The Partnership has entered into hedging transactions as of December 31, 2019 to protect a portion of its commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. The Partnership has instruments totaling a gross notional quantity of 452 barrels settling during the period from January 31, 2020 through February 29, 2020. At December 31, 2018, the Partnership had instruments totaling a gross notional quantity of 55 barrels settling during the period from January 31, 2019 through February 28, 2019. These instruments settle against the applicable pricing source for each grade and location.

(b)    Interest Rate Derivative Instruments

The Partnership is exposed to market risks associated with interest rates. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. The Partnership periodically enters into interest rate swaps to manage interest rate risk associated with the Partnership’s variable rate credit facility and its senior unsecured notes. No such swaps were utilized during the period of January 1, 2017 through December 31, 2019.

(c)    Tabular Presentation of Gains and Losses on Derivative Instruments

The following table summarizes the fair values and classification of the Partnership’s derivative instruments in its Consolidated Balance Sheets:

	Fair Values of Derivative Instruments in the Consolidated Balance Sheet
	Derivative Assets			Derivative Liabilities
		Fair Values			Fair Values
	Balance Sheet Location	December 31, 2019	December 31, 2018	Balance Sheet Location	December 31, 2019	December 31, 2018
Derivatives not designated as hedging instruments:	Current:
Commodity contracts	Fair value of derivatives	$—	$4	Fair value of derivatives	$667	$—
Total derivatives not designated as hedging instruments		$—	$4		$667	$—

Effect of Derivative Instruments on the Consolidated Statement of Operations For the Years Ended December 31, 2019, 2018, and 2017

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of (Gain) or Loss Recognized in Income on Derivatives
		2019	2018	2017
Derivatives not designated as hedging instruments:
Commodity contracts	Cost of products sold	5,137	(14,024)	1,304
Total derivatives not designated as hedging instruments		$5,137	$(14,024)	$1,304

NOTE 14. RELATED PARTY TRANSACTIONS

As of December 31, 2019, Martin Resource Management Corporation owned 6,114,532 of the Partnership’s common units representing approximately 15.7% of the Partnership’s outstanding limited partnership units.  Martin Resource Management Corporation controls the Partnership's general partner by virtue of its 51% voting interest in Holdings, the sole

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership and the Partnership’s incentive distribution rights.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management Corporation’s ownership as of December 31, 2019 of approximately 15.7% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management Corporation the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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

•distributing NGLs; and

•manufacturing and selling sulfur-based fertilizer products and other sulfur-related products.

This restriction does not apply to:

•	the ownership and/or operation on the Partnership’s behalf of any asset or group of assets owned by it or its affiliates;

•	any business operated by Martin Resource Management Corporation, including the following:

◦	distributing fuel oil, marine fuel and other liquids;

◦	providing marine bunkering and other shore-based marine services in Texas, Louisiana, Mississippi, Alabama, and Florida;

◦	operating a crude oil gathering business in Stephens, Arkansas;

◦	providing crude oil gathering, refining, and marketing services of base oils, asphalt, and distillate products in Smackover, Arkansas;

◦	providing crude oil marketing and transportation from the well head to the end market;

◦	operating an environmental consulting company;

◦	supplying employees and services for the operation of the Partnership's business; and

◦	operating, solely for the Partnership's account, the asphalt facilities in Omaha, Nebraska, Port Neches, Texas, and South Houston, Texas.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

•	any business that Martin Resource Management Corporation acquires or constructs that has a fair market value of less than $5,000;

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

Effective January 1, 2019, through December 31, 2019, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $16,657.  The Partnership reimbursed Martin Resource Management Corporation for $16,657, $16,416 and $16,416 of indirect expenses for the years ended December 31, 2019, 2018 and 2017, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

These indirect expenses are intended to cover the centralized corporate functions Martin Resource Management Corporation Corporation provides to the Partnership, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions the Partnership shares with Martin Resource Management Corporation retained businesses. The provisions of the Omnibus Agreement regarding Martin Resource Management Corporation’s services will terminate if Martin Resource Management Corporation ceases to control the general partner of the Partnership.

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

Marine Fuel.  The Partnership is a party to an agreement with Martin Resource Management Corporation dated November 1, 2002 under which Martin Resource Management Corporation provides the Partnership with marine fuel from its locations in the Gulf of Mexico at a fixed rate in excess of a price index.  Under this agreement, the Partnership agreed to purchase all of its marine fuel requirements that occur in the areas serviced by Martin Resource Management Corporation.

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

Other Agreements

  Cross Tolling Agreement. The Partnership is a party to an amended and restated tolling agreement with Cross Oil Refining and Marketing, Inc. ("Cross") dated October 28, 2014, under which the Partnership processes crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts for Cross.  The tolling agreement expires November 25, 2031.  Under this tolling agreement, Cross agreed to toll a minimum of 6,500 barrels per day of crude oil

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

at the facility at a fixed price per barrel.  Any additional barrels are processed at a modified price per barrel.  In addition, Cross agreed to pay a monthly reservation fee and a periodic fuel surcharge fee based on certain parameters specified in the tolling agreement.  Further, certain capital improvements, to the extent requested by Cross, are reimbursed through a capital recovery fee.  As of December 31, 2019, annual capital recovery fee reimbursement of $2,088 expired. An additional $2,586 of capital recovery fee reimbursement will expire on December 31, 2020.  All of these fees (other than the fuel surcharge and capital recovery fee) are subject to escalation annually based upon the greater of 3% or the increase in the Consumer Price Index for a specified annual period.  In addition, on the third, sixth and ninth anniversaries of the agreement, the parties can negotiate an upward or downward adjustment in the fees subject to their mutual agreement.Also, the Partnership renegotiated a crude transportation contract set to expire in the first half of 2022 resulting in a reduction in revenue of $2,145 annually beginning January 1, 2020.

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

The impact of related party revenues from sales of products and services is reflected in the Consolidated Statements of Operations as follows:

Revenues:	2019	2018	2017
Terminalling and storage	$71,733	$79,137	$82,142
Transportation	24,243	27,588	29,807
Natural gas liquids	—	—	122
Product sales:
Natural gas liquids	—	—	1,037
Sulfur services	54	630	1,963
Terminalling and storage	877	667	497
	931	1,297	3,497
	$96,907	$108,022	$115,568

The impact of related party cost of products sold is reflected in the Consolidated Statements of Operations as follows:

Cost of products sold:
Natural gas liquids	$—	$—	$4,354
Sulfur services	10,765	10,641	9,345
Terminalling and storage	23,859	24,613	16,672
	$34,624	$35,254	$30,371

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

The impact of related party operating expenses is reflected in the Consolidated Statements of Operations as follows:

Operating expenses:
Transportation	$61,376	$62,965	$63,487
Natural gas liquids	3,446	3,779	4,042
Sulfur services	4,810	5,381	5,821
Terminalling and storage	18,562	18,753	22,196
	$88,194	$90,878	$95,546

The impact of related party selling, general and administrative expenses is reflected in the Consolidated Statements of Operations as follows:

Selling, general and administrative:
Transportation	$7,107	$1,606	$35
Natural gas liquids	2,804	2,942	5,237
Sulfur services	2,850	2,684	2,526
Terminalling and storage	3,083	2,766	2,179
Indirect overhead allocation, net of reimbursement	16,778	16,443	16,416
	$32,622	$26,441	$26,393

NOTE 15. SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of "Intangibles and other assets, net" at December 31, 2019 and 2018 were as follows:

	2019	2018
Catalyst and turnaround costs	$1,655	$926
Other intangible assets	936	1,310
Other	976	2,348
	$3,567	$4,584

Other intangible assets consist of covenants not-to-compete and technology-based assets.

Aggregate amortization expense for customer contracts and other intangible assets included in continuing operations was $5,797, $2,353, and $3,114, for the years ended December 31, 2019, 2018 and 2017, respectively, and accumulated amortization amounted to $6,519 and $5,907 at December 31, 2019 and 2018, respectively.

Estimated amortization expense for intangibles and other assets for the years subsequent to December 31, 2019 are as follows: 2020 - $4,893; 2021 - $1,080; 2022 - $892; 2023 - $214; 2024 - $29; subsequent years - $26.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

Components of "Other accrued liabilities" at December 31, 2019 and 2018 were as follows:

	2019	2018
Accrued interest	$10,761	$10,735
Asset retirement obligations	25	2,721
Property and other taxes payable	5,411	5,751
Accrued payroll	3,011	3,110
Operating lease liabilities	7,722	—
Other	1,859	2,063
	$28,789	$24,380

The schedule below summarizes the changes in our asset retirement obligations:

	Year Ended December 31,
	2019	2018
	(In thousands)

Beginning asset retirement obligations	$12,429	$13,512
Revisions to existing liabilities[1]	—	4,041
Accretion expense	407	516
Liabilities settled	(3,900)	(5,640)
Ending asset retirement obligations	8,936	12,429
Current portion of asset retirement obligations[2]	(25)	(2,721)
Long-term portion of asset retirement obligations[3]	$8,911	$9,708

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

NOTE 16. LONG-TERM DEBT

At December 31, 2019 and 2018, long-term debt consisted of the following:

	2019	2018
$400,000 Revolving credit facility at variable interest rate (5.26%[1] weighted average at December 31, 2019), due August 2023[4] secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries, net of unamortized debt issuance costs of $4,586 and $3,537, respectively[2]	$196,414	$283,463
$400,000 Senior notes, 7.25% interest, including unamortized premium of $344 and $650, respectively, also net of unamortized debt issuance costs of $770 and $1,454 respectively, issued $250,000 February 2013 and $150,000 April 2014, $26,200 repurchased during 2015, due February 2021, unsecured[2,3]	373,374	372,996
Total long-term debt	$569,788	$656,459

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

1 Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at LIBOR plus an applicable margin or the base prime rate plus an applicable margin. All amounts outstanding at December 31, 2019 and 2018 were at LIBOR plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 2.25% to 3.50% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.25% to 2.50%. The applicable margin for LIBOR borrowings at December 31, 2019 is 3.50%.  The credit facility contains various covenants which limit the Partnership’s ability to make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Omnibus Agreement. The Partnership is permitted to make quarterly distributions so long as no event of default exists.

2 The Partnership is in compliance with all debt covenants as of December 31, 2019.

3 The indentures governing the 2021 Notes restrict the Partnership’s ability to sell assets; pay distributions or repurchase units or redeem or repurchase subordinated debt; make investments; incur or guarantee additional indebtedness or issue preferred units; and consolidate, merge or transfer all or substantially all of its assets.
4 On July 18, 2019, the Partnership amended its revolving credit facility to, among other things, extend the maturity date from March 2020 to August 2023 and reduce commitments from $500,000 to $400,000. The Partnership's amended revolving credit facility includes a provision which accelerates the maturity date to August 2020 if the 2021 Notes are not refinanced in a manner not prohibited by the facility, by August 19, 2020.
The Partnership paid cash interest, net of capitalized interest, in the amount of $48,025, $50,543, and $45,728 for the years ended December 31, 2019, 2018 and 2017, respectively. Capitalized interest was $5, $624, and $730 for the years ended December 31, 2019, 2018 and 2017, respectively.

NOTE 17. PARTNERS' CAPITAL (DEFICIT)

As of December 31, 2019, partners’ capital consisted of 38,863,389 common limited partner units, representing a 98% partnership interest, and a 2% general partner interest. Martin Resource Management Corporation, through subsidiaries, owned 6,114,532 of the Partnership's common limited partnership units representing approximately 15.7% of the Partnership's outstanding common limited partnership units. MMGP, the Partnership's general partner, owns the 2% general partnership interest.

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

For the years ended December 31, 2019, 2018 and 2017, the general partner was allocated no incentive distributions.

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

	Years Ended December 31,
	2019	2018	2017
Continuing operations:
Income from continuing operations	$4,520	$(7,831)	$(1,183)
Less pre-acquisition income allocated to Parent	—	(11,550)	(2,781)
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	—	—	—
Distributions payable on behalf of general partner interest	(20)	(689)	(363)
General partner interest in undistributed loss	111	302	284
Less income allocable to unvested restricted units	(1)	(12)	(10)
Limited partners’ interest in net income	$4,430	$(18,982)	$(3,875)

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

	Years Ended December 31,
	2019	2018	2017
Discontinued operations:
Income from discontinued operations	$(179,466)	$63,486	$21,099
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	—	—	—
Distributions payable on behalf of general partner interest	806	2,258	1,932
General partner interest in undistributed loss	(4,396)	(989)	(1,510)
Less income allocable to unvested restricted units	42	40	52
Limited partners’ interest in net income	$(175,918)	$62,177	$20,625

The Partnership allocates the general partner's share of earnings between continuing and discontinued operations as a proportion of net income from continuing and discontinued operations to total net income.

The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the periods presented:

	Years Ended December 31,
	2019	2018	2017
Basic weighted average limited partner units outstanding	38,658,881	38,907,000	38,101,583
Dilutive effect of restricted units issued	—	15,678	63,318
Total weighted average limited partner diluted units outstanding	38,658,881	38,922,678	38,164,901

All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the period presented. All common unit equivalents were antidilutive for the year ended December 31, 2019 because the limited partners were allocated a net loss in this period.

NOTE 18. UNIT BASED AWARDS

The Partnership recognizes compensation cost related to unit-based awards to both employees and non-employees in its consolidated financial statements in accordance with certain provisions of ASC 718. Amounts recognized in selling, general, and administrative expense in the consolidated financial statements with respect to these plans are as follows:

	For the Year Ended December 31,
	2019	2018	2017
Employees	$1,226	$1,098	$534
Non-employee directors	198	126	116
Total unit-based compensation expense	$1,424	$1,224	$650

All of the Partnership's outstanding awards at December 31, 2019 met the criteria to be treated under equity classification.

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

On March 1, 2018, the Partnership issued 301,550 TBRU's and 317,925 PBRU's to certain employees of Martin Resource Management Corporation. The TBRU's vest in equal installments over a three-year service period. The PBRU's will vest at the conclusion of a three-year performance period based on certain performance targets. In addition, the PBRU's awarded on March 1, 2018 that are achieved will only vest if the grantee is employed by Martin Resource Management Corporation on March 31, 2021. As of December 31, 2019, the Partnership is unable to ascertain if certain performance conditions will be achieved and, as such, has not recognized compensation expense for the vesting of the units. The Partnership will record compensation expense for the vested portion of the units once the achievement of the performance condition is deemed probable.

 The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the year ended December 31, 2019 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of year	624,125	$13.78
Granted (TBRU)	16,944	$12.45
Vested	(107,762)	$13.82
Forfeited	(154,288)	$13.90
Non-Vested, end of year	379,019	$13.91

Aggregate intrinsic value, end of year	$1,527

A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the years ended December 31, 2019, 2018 and 2017 is provided below:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

	For the Year Ended December 31,
	2019	2018	2017
Aggregate intrinsic value of units vested	$1,351	$1,195	$143
Fair value of units vested	$1,551	$2,250	$208

As of December 31, 2019, there was $1,753 of unrecognized compensation cost related to non-vested time-based restricted units. That cost is expected to be recognized over a weighted-average period of 1.5 years.

NOTE 19. INCOME TAXES

The components of income tax expense (benefit) from operations for the years ended December 31, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
Current:
Federal	$174	$—	$—
State	366	369	314
	540	369	314
Deferred:
Federal	882	—	—
State	478	208	(156)
	1,360	208	(156)
Total income tax expense	$1,900	$577	$158

The operations of a partnership are generally not subject to income taxes, except for Texas margin tax, because its income is taxed directly to its partners. The Texas margin tax is considered a state income tax and is included in income tax expense on the Consolidated Statements of Operations. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as income tax, and therefore, the recognition of deferred taxes applies to the margin tax. The impact on deferred taxes as a result of this provision is immaterial. State income taxes attributable to the Texas margin tax relating to the operation of the Partnership of $458, $369 and $352 were recorded in income tax expense for the years ended December 31, 2019, 2018 and 2017, respectively.

Prior to the acquisition of MTI on January 2, 2019, MTI was a QSub of Martin Resource Management Corporation, a qualifying S Corporation. A QSub is not treated as a separate corporation for federal income tax purposes as it is deemed liquidated into its S Corporation parent. S Corporations are generally not subject to income taxes because income and losses flow through to shareholders and are reported on their individual returns. State income taxes attributable to the pre-acquisition QSub of $0 and ($38) were recorded in income tax expense for the years ended December 31, 2018 and 2017, respectively. The principal component of the difference between the expected state tax expense and actual state tax expense relates to taxes incurred in states that do not recognize S corporation status.

Subsequent to the acquisition, the QSub election terminated resulting in MTI being taxed as a stand-alone C Corporation. Total income tax expense relating to the operation of the subsidiary of $1,442 was recorded in income tax expense for the year ended December 31, 2019.

The income tax expense from the subsidiary operations for the year ended December 31, 2019 differs from the "expected" tax expense (computed by applying the federal corporate rate of 21% to income before income taxes) as follows:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

2019
"Expected" tax expense	$1,116
Increase in income taxes resulting from:
State income taxes, net of federal income tax expense	235
Other non-deductible items	19
Other, net	72
Actual tax expense	$1,442

Cash paid for income taxes was $515, $431 and $799 for the years ended December 31, 2019, 2018 and 2017, respectively.

Deferred taxes are the result of differences between the bases of assets and liabilities for financial reporting and income tax purposes. Significant components of deferred tax assets and liabilities are as follows:

	2019	2018
Deferred tax assets:
Bad debt reserves	$64	$—
Goodwill and intangibles	15,245	—
Employee benefits	500	—
Interest expense	658	—
Tax loss carryforwards	12,879	—
Other	147	—
Total deferred tax assets	29,493	—

Deferred tax liabilities:
Property and equipment	(6,069)	—
Operating leases	(2)	—
Other	—	—
Total deferred tax liabilities	(6,071)	—

Net deferred tax assets	$23,422	$—

Deferred tax assets are regularly reviewed for recoverability and a valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. In assessing the need for a valuation allowance, management considers all available positive and negative evidence, including the ability to carryback operating losses to prior periods and the expected future utilization of net operating loss carryforwards, the reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies. On the basis of these considerations, as of December 31, 2019, management believes it is more likely than not that the subsidiary will realize the benefit of the existing deferred tax assets.

"Income taxes payable" includes a state income tax liability related to the operation of the Partnership of $298 and $445 for the years ended December 31, 2019 and 2018, respectively. Also included in "Income taxes payable" is a federal income tax liability related to the operation of the subsidiary of $174 and $0 for the years ended December 31, 2019 and 2018, respectively. State income taxes refundable related to the operation of the subsidiary of $117 and $127 for the years ended December 31, 2019 and 2018, respectively, are included in "Other current assets".

At December 31, 2019, MTI had net operating loss carryforwards for income tax purposes of approximately $73,801 related to federal and state taxes. Of these net operating loss carryforwards, approximately $14,080 will expire between 2027 and 2039 and approximately $59,721 may be carried forward indefinitely.

The operations of the Partnership are generally not subject to income taxes, except as discussed above, because its income is taxed directly to its partners. The net tax basis in the Partnership's assets and liabilities is greater (less) than the

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

reported amounts on the financial statements by approximately $78,649 and $(121,775) as of December 31, 2019 and December 31, 2018, respectively.

As of December 31, 2019, the tax years that remain open to assessment are 2016-2018.

NOTE 20. BUSINESS SEGMENTS

The Partnership has four reportable segments: terminalling and storage, natural gas liquids, transportation, and sulfur services. The Partnership’s reportable segments are strategic business units that offer different products and services. The operating income of these segments is reviewed by the chief operating decision maker to assess performance and make business decisions.

The accounting policies of the operating segments are the same as those described in Note 2. The Partnership evaluates the performance of its reportable segments based on operating income. There is no allocation of administrative expenses or interest expense.

	Operating Revenues	Intersegment Eliminations	Operating Revenues After Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs

Year Ended December 31, 2019:
Terminalling and storage	$216,313	$(6,659)	$209,654	$30,952	$16,732	$12,987
Natural gas liquids	366,502	—	366,502	2,469	44,020	1,870
Sulfur services	111,340	—	111,340	11,332	22,721	14,853
Transportation	183,740	(24,118)	159,622	15,307	(7,388)	8,213
Indirect selling, general, and administrative	—	—	—	—	(17,981)	—
Total	$877,895	$(30,777)	$847,118	$60,060	$58,104	$37,923

Year Ended December 31, 2018:
Terminalling and storage	$247,840	$(6,400)	$241,440	$39,508	$17,540	$13,704
Natural gas liquids	496,026	(19)	496,007	2,488	31,581	746
Sulfur services	132,536	—	132,536	8,485	27,397	4,429
Transportation	178,163	(28,042)	150,121	11,003	(13,560)	16,335
Indirect selling, general, and administrative	—	—	—	—	(17,901)	—
Total	$1,054,565	$(34,461)	$1,020,104	$61,484	$45,057	$35,214

Year Ended December 31, 2017:
Terminalling and storage	$236,169	$(6,134)	$230,035	$45,160	$629	$29,644
Natural gas liquids	473,548	(231)	473,317	2,546	34,880	555
Sulfur services	134,684	—	134,684	8,117	23,205	2,611
Transportation	164,043	(28,693)	135,350	9,285	4,234	12,987
Indirect selling, general, and administrative	—	—	—	—	(17,332)	—
Total	$1,008,444	$(35,058)	$973,386	$65,108	$45,616	$45,797

Revenues from one customer in the Natural Gas Liquids segment was $112,280, $148,103 and $114,874 for the years ended December 31, 2019, 2018 and 2017, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

The Partnership's assets by reportable segment as of December 31, 2019 and 2018 are as follows:

	2019	2018
Total assets:
Terminalling and storage	$292,136	$298,784
Natural gas liquids	94,195	512,817
Sulfur services	110,780	115,498
Transportation	170,045	146,529
Total assets	$667,156	$1,073,628

NOTE 21. QUARTERLY FINANCIAL INFORMATION

Consolidated Quarterly Income Statement Information

	(Unaudited)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollar in thousands, except per unit amounts)
2019
Revenues	$240,033	$187,323	$177,900	$241,862
Operating income	9,606	5,010	25,461	18,027
Income (loss) from continuing operations	(4,758)	(10,614)	13,250	6,642
Income (loss) from discontinued operations	1,102	(180,568)	—	—
Net income (loss)	(3,656)	(191,182)	13,250	6,642
Income (loss) from continuing operations per unit	(0.12)	(0.27)	0.34	0.17
Limited partners' interest in net income (loss) per limited partner unit	(0.09)	(4.82)	0.33	0.14

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollar in thousands, except per unit amounts)
2018
Revenues	$291,718	$227,164	$234,047	$267,175
Operating income	20,828	4,489	5,431	14,309
Income (loss) from continuing operations	7,949	(9,453)	(7,880)	1,553
Income from discontinued operations	7,087	4,927	50,443	1,029
Net income (loss)	15,036	(4,526)	42,563	2,582
Income (loss) from continuing operations per unit	0.21	(0.24)	(0.20)	0.04
Limited partners' interest in net income (loss) per limited partner unit	0.33	(0.18)	1.00	(0.04)

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

NOTE 23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

NOTE 24. SUBSEQUENT EVENTS

Quarterly Distribution.  On January 28, 2020, the Partnership declared a quarterly cash distribution of $0.0625 per common unit for the fourth quarter of 2019, or $0.25 per common unit on an annualized basis, which was paid on February 14, 2020 to unitholders of record as of February 7, 2020.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures. In accordance with Rules 13a-15 and 15d-15 of the Exchange Act of 1934, we, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of our general partner, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of December 31, 2019.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2019.  The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report appearing in "Item 8 - Financial Statements and Supplementary Data."

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

Three directors of our general partner serve on the Conflicts Committee to review specific matters that the directors believe may involve conflicts of interest. The Conflicts Committee determines if the resolution of the conflict of interest is fair and reasonable to us.  The members of the Conflicts Committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates and must meet the independence standards established by NASDAQ to serve on an audit committee of a board of directors.  Any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders.  The current members of our Conflicts Committee are outside directors, James M. Collingsworth, C. Scott Massey and Byron R. Kelley, all of whom meet the independence standards established by NASDAQ.

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

The current members of our Nominating Committee are outside directors, James M. Collingsworth, Byron R. Kelley and C. Scott Massey.

We are managed and operated by the directors and officers of our general partner. All of our operational personnel are employees of Martin Resource Management Corporation. All of the officers of our general partner will spend a substantial amount of time managing the business and affairs of Martin Resource Management Corporation and its other affiliates. These officers may face a conflict regarding the allocation of their time between our business and the other business interests of Martin Resource Management Corporation. Our general partner intends to cause its officers to devote as much time to the management of our business and affairs as is necessary for the proper conduct of our business and affairs.

Directors and Executive Officers of Martin Midstream GP LLC

The following table shows information for the directors and executive officers of our general partner. Directors and executive officers are elected for one-year terms.

Name	Age	Position with the General Partner
Ruben S. Martin	68	President, Chief Executive Officer and Director
Robert D. Bondurant	61	Executive Vice President, Chief Financial Officer, Treasurer and Director
Randall L. Tauscher	54	Executive Vice President and Chief Operating Officer
Chris H. Booth	50	Executive Vice President, Chief Legal Officer, General Counsel and Secretary
Scot A. Shoup	59	Senior Vice President of Operations
C. Scott Massey	67	Director
James M. Collingsworth	65	Director
Byron R. Kelley	72	Director
Sean P. Dolan	46	Director
Zachary S. Stanton	44	Director
Ruben S. Martin serves as President, Chief Executive Officer and a member of the board of directors of our general partner. Mr. Martin has served in such capacities since June 2002. Mr. Martin has served as President of Martin Resource Management Corporation since 1981 and has served in various capacities within the company since 1974.   Mr. Martin holds a Bachelor of Science degree in industrial management from the University of Arkansas.  Mr. Martin was selected to serve as a director on our general partner's board of directors due to his depth of knowledge of the Partnership, including its strategies and operations, his business judgment and his position within the Partnership.

Robert D. Bondurant serves as Executive Vice President, Chief Financial Officer, Treasurer and a member of the board of directors of our general partner. Mr. Bondurant has served in such capacities since June 2002. Mr. Bondurant joined Martin Resource Management Corporation in 1983 as Controller and subsequently was appointed Chief Financial Officer and a member of its board of directors in 1990. Mr. Bondurant served in the audit department at Peat Marwick, Mitchell and Co. from 1980 to 1983. Mr. Bondurant holds a Bachelor of Business Administration degree in accounting from Texas A&M University and is a Certified Public Accountant, licensed in the state of Texas.

Randall L. Tauscher serves as Executive Vice President and Chief Operating Officer of our general partner. Mr. Tauscher has served as an officer of our general partner since September 2007.  Prior to joining Martin, Mr. Tauscher was employed by Koch Industries for over 18 years, most recently as Senior Vice President of the Koch Carbon Division.  Mr. Tauscher earned a Bachelor of Business Administration degree from Kansas State University.

Chris H. Booth serves as Executive Vice President, Chief Legal Officer, General Counsel and Secretary of our general partner.  Mr. Booth has served as an officer of our general partner since February 2006.  Mr. Booth joined Martin Resource Management Corporation in October 2005.  Prior to joining Martin Resource Management Corporation, Mr. Booth was an attorney with the law firm of Mehaffy Weber located in Beaumont, Texas.  Mr. Booth holds a Doctor of Jurisprudence degree and a Masters of Business Administration degree from the University of Houston.  Additionally, Mr. Booth holds a Bachelor of Science degree in business management from LeTourneau University.  Mr. Booth is an attorney licensed to practice in the State of Texas.

Scot A. Shoup serves as Senior Vice President of Operations for our general partner. Mr. Shoup joined Martin Resource Management Corporation in May 2011. Prior to joining Martin, Mr. Shoup was employed by Exline, Inc. as Executive Vice President from 2005 to 2011 and was employed by Koch Industries in various capacities for 18 years. Mr. Shoup holds a bachelor of science degree in Civil Engineering from the University of Kansas.

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

Byron R. Kelley serves as a member of the board of directors of our general partner and also served as an Advisory Director from April 2011 to August 2012. On December 31, 2013, Mr. Kelley retired as CEO, President and a member of the board of directors of CVR Partners, LP, a chemical company engaged in the production of nitrogen based fertilizers and served in this position from June 2011 through December 2013. Prior to joining CVR Partners he served as President, Chief Executive Officer and a member of the board of directors of Regency GP, LLC from April 2008 to November 2010. From 2004 through March of 2008, Mr. Kelley served as Senior Vice President and Group President of Pipeline and Field Services at CenterPoint Energy. Preceding his work at CenterPoint, Mr. Kelley served as Executive Vice President of Development, Operations and Engineering, and as President of El Paso Energy International. Mr. Kelley is a past member and Chairman of the board of directors of the Interstate National Gas Association and previously served as one of the association's representatives on the United States Natural Gas Council of America. Mr. Kelley received a Bachelor of Science degree in civil engineering from Auburn University. Mr. Kelley was selected to serve as a director on our general partner's board of directors due to his extensive corporate business experience.

Sean P. Dolan serves as a member of the board of directors of our general partner. Mr. Dolan has served as a Director since 2013. Mr. Dolan is a Partner of Alinda Capital Partners, which he joined in 2009. Prior to joining Alinda, Mr. Dolan spent over 12 years with Citigroup Global Markets in investment banking primarily focused in the energy sector. Mr. Dolan received a bachelor's degree from Georgetown University. Mr. Dolan was selected to serve as a director on our general partner's board of directors due to his affiliation with Alinda, his knowledge of the energy industry and his financial and business expertise.

Zachary S. Stanton serves as a member of the board of directors of our general partner.  Mr. Stanton has served as a director since 2016. Mr. Stanton is a Managing Director of Alinda Capital Partners, which he joined in 2011.  Prior to joining Alinda, he was a Director at Zolfo Cooper, LLC, a consulting firm based in New York.  Mr. Stanton has over 15 years of experience focused on the corporate development and operations of energy and transportation infrastructure businesses as well as diversified industrial companies. Mr. Stanton received a bachelor's degree from Wesleyan University.  Mr. Stanton was selected to serve as a director on our general partner's board of directors due to his affiliation with Alinda, his knowledge of the energy industry, and his financial and business expertise.

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

Board Meetings and Committees

From January 1, 2019 to December 31, 2019, the board of directors of our general partner held 13 meetings.  All directors then in office attended each of these meetings, either in person, by teleconference or by videoconference with the exception of:  Byron R. Kelley and Zach Stanton, who were not in attendance at the meeting of the board of directors on the date of May 31, 2019.  Additionally, the board of directors undertook action three times during 2019 without a meeting by acting through written unanimous consent.  We have standing conflicts, audit, compensation and nominating committees of the board of directors of our general partner.  The board of directors of our general partner appoints the members of the Audit, Compensation, Nominating and Conflicts Committees.  Each member of the Audit Committee is an independent director in accordance with NASDAQ and applicable securities laws.  Each of the board committees has a written charter approved by the board.  Copies of each charter are posted on our website at www.MMLP.com under the "Corporate Governance" section.  The current members of the committees, the number of meetings held by each committee from January 1, 2019 to December 31, 2019, and a brief description of the functions performed by each committee are set forth below:

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

Code of Ethics and Business Conduct

Our general partner has adopted a Code of Ethics and Business Conduct applicable to all of our general partner's employees (including any employees of Martin Resource Management Corporation who undertake actions with respect to us or on our behalf), including all officers, and including our general partner's independent directors, who are not employees of our general partner, with regard to their activities relating to us.  The Code of Ethics and Business Conduct incorporate guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations.  They also incorporate our expectations of our general partner's employees (including any employees of Martin Resource Management Corporation who undertake actions with respect to us or on our behalf) that enable us to provide accurate and timely disclosure in our filings with the Securities and Exchange Commission and other public communications.  The Code of Ethics and Business Conduct is publicly available on our website under the "Corporate Governance" section (at www.MMLP.com).  This website address is intended to be an inactive, textual reference only, and none of the material on this website is part of this report.  If any substantive amendments are made to the Code of Ethics and Business Conduct or if we or our general partner grant any waiver, including any implicit waiver, from a provision of the code to any of our general partner's executive officers and directors, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Our general partner's directors and officers and beneficial owners of more than 10% of a registered class of our equity securities are required to file reports of ownership and reports of changes in ownership with the SEC and NASDAQ.  Directors, officers and beneficial owners of more than 10% of our equity securities are also required to furnish us with copies of all such reports that are filed.  Based solely on our review of copies of such forms and amendments previously provided to us, we believe directors, officers and greater than 10% beneficial owners complied with all filing requirements during the year ended December 31, 2019.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Background

We are required to provide information regarding the compensation program in place as of December 31, 2019, for the CEO, CFO and the three other most highly-compensated executive officers of our general partner as reflected in the summary compensation table set forth below (the "Named Executive Officers").  This section should be read in conjunction with the detailed tables and narrative descriptions regarding compensation below.

We are a master limited partnership and have no employees.  We are managed by the executive officers of our general partner. These executive officers are employed by Martin Resource Management Corporation, a private corporation that has significant operations that are separate from ours. The executive officers of our general partner are also the executive officers of Martin Resource Management Corporation and devote significant time to the management of Martin Resource Management Corporation’s operations.  We reimburse Martin Resource Management Corporation for a portion of the indirect general and administrative expenses, including compensation expense relating to the service of these individuals that are allocated to us pursuant to the Omnibus Agreement. Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.   For the years ended December 31, 2019, 2018 and 2017 the Conflicts Committee approved reimbursement amounts of $16.7 million, $16.4 million and $16.4 million, respectively, reflecting our allocable share of such expenses. Please see "Item 13. Certain Relationships and Related Transactions, and Director Independence — Agreements — Omnibus Agreement" for a discussion of the Omnibus Agreement.

Compensation Objectives

As we do not directly compensate the executive officers of our general partner, we do not have any set compensation programs. The elements of Martin Resource Management Corporation’s compensation program discussed below, along with Martin Resource Management Corporation’s other rewards, are intended to provide a total rewards package designed to yield competitive total cash compensation, drive performance and reward contributions in support of the businesses of Martin Resource Management Corporation and other Martin Resource Management Corporation affiliates, including us, for which the Named Executive Officers perform services. Although we bear an allocated portion of Martin Resource Management Corporation’s costs of providing compensation and benefits to the Named Executive Officers, we do not have control over such costs and do not establish or direct the compensation policies or practices of Martin Resource Management Corporation.  During 2019, Martin Resource Management Corporation paid compensation based on the performance of Martin Resource Management Corporation but did not set any specific performance-based criteria and did not have any other specific performance-based objectives.

Elements of Compensation

Martin Resource Management Corporation’s executive officer compensation package includes a combination of annual cash, long-term incentive compensation and other compensation.  Elements of compensation which the Named Executive Officers may be eligible to receive from Martin Resource Management Corporation consist of the following: (1) annual base salary; (2) discretionary annual cash awards; (3) awards pursuant to the Martin Midstream Partners L.P. 2017 Restricted Unit Plan and Martin Resource Management Corporation employee benefit plans and (4) where appropriate, other compensation, including limited perquisites.

Annual Base Salary.  Base salary is intended to provide fixed compensation to the Named Executive Officers for their performance of core duties with respect to Martin Resource Management Corporation and its affiliates, including us, and to compensate for experience levels, scope of responsibility and future potential. Base salaries are not intended to compensate individuals for extraordinary performance or for above average company performance. The base salaries of the Named Executive Officers are generally reviewed on an annual basis, as well as at the time of promotion and other changes in responsibilities or market conditions.

Discretionary Annual Cash Awards.  In addition to the annual base salary, the Named Executive Officers may be eligible to receive discretionary annual cash awards that, if awarded, are paid in a lump sum in the quarter following the end of the fiscal year.  These cash awards are designed to provide the Named Executive Officers with competitive incentives to help drive performance and promote achievement of Martin Resource Management Corporation’s business objectives.  Named

Executive Officers may also be eligible to receive a cash award based upon their services provided to us in the event that any such Named Executive Officer has devoted a significant amount of their time to working for us.  Any such award is determined in accordance with the same methodologies as the discretionary annual cash awards for Martin Resource Management Corporation, as described below.

Employee Benefit Plan Awards.  The Named Executive Officers may be eligible to receive awards pursuant to the Martin Midstream Partners L.P. 2017 Restricted Unit Plan and Martin Resource Management Corporation employee benefit plans.  These employee benefit plan awards are designed to reward the performance of the Named Executive Officers by providing annual incentive opportunities tied to the annual performance of Martin Resource Management Corporation.  In particular, these awards are provided to the Named Executive Officers in order to provide competitive incentives to these executives who can significantly impact performance and promote achievement of the business objectives of Martin Resource Management Corporation.

Other Compensation.   Martin Resource Management Corporation generally does not pay for perquisites for any of the Named Executive Officers, other than general recreational activities at certain Martin Resource Management Corporation’s properties and use of Martin Resource Management Corporation vehicles, including aircraft. No perquisites are paid for services rendered to us.  Martin Resource Management Corporation provides an executive life insurance policy and long term disability policy for the Named Executive Officers with the annual premiums being paid by Martin Resource Management Corporation.  Martin Resource Management Corporation does not provide any greater allocation toward employee health insurance premiums than is provided for all other employees covered on the health benefits plan.

Compensation Methodology

The compensation policies and philosophy of Martin Resource Management Corporation govern the types and amount of compensation granted to each of the Named Executive Officers. The board of directors and Conflicts Committee have responsibility for evaluating and determining the reasonableness of the total amount we are charged under the Omnibus Agreement for managerial, administrative and operational support, including compensation of the Named Executive Officers, provided by Martin Resource Management Corporation.

Our allocation for the costs incurred by Martin Resource Management Corporation in providing compensation and benefits to its employees who serve as the Named Executive Officers is governed by the Omnibus Agreement. In general, this allocation is based upon estimates of the relative amounts of time that these employees devote to the business and affairs of our general partner and to the business and affairs of Martin Resource Management Corporation. We bear substantially less than a majority of Martin Resource Management Corporation’s costs of providing compensation and benefits to the Named Executive Officers.

When setting compensation for the Named Executive Officers, the elements of compensation above are considered holistically to provide an appropriate combination of compensation. Annual base salaries for the Named Executive Officers are determined by Mr. Ruben Martin, Chief Executive Officer, Mr. Robert Bondurant, Chief Financial Officer, Mr. Randall Tauscher, Chief Operating Officer, and Mrs. Melanie Mathews, Vice President-Human Resources (collectively, the "Management Compensation Committee of Martin Resource Management Corporation") based on a periodic performance review of each Named Executive Officer. Except in the case of an exceptional amount of time devoted to us, discretionary annual cash awards are based on the performance of Martin Resource Management Corporation. Annual discretionary cash awards, if any, are calculated first by allocating a portion of Martin Resource Management Corporation’s earnings as determined by the Management Compensation Committee of Martin Resource Management Corporation for distribution to key employees of Martin Resource Management Corporation. Upon such allocation, the Management Compensation Committee of Martin Resource Management Corporation, with input from appropriate business leaders determines the allocation and distribution of the bonus pool among such employees, including the Named Executive Officers. All decisions of the Management Compensation Committee of Martin Resource Management Corporation concerning the compensation of the Named Executive Officers are reviewed and approved by the Compensation Committee of the Board of Directors of Martin Resource Management Corporation, which is made up of Mr. Cullen M. Godfrey, an independent director of Martin Resource Management Corporation and Mr. Ruben Martin. With respect to employee benefit plan awards pursuant to plans maintained by the Partnership, the Management Compensation Committee of Martin Resource Management Corporation makes a recommendation as to whether such awards should be awarded to any employees. Any such employee plan awards are then considered and must be approved by the Compensation Committee and then are distributed to the employees, including Named Executive Officers, accordingly. Further, Martin Resource Management Corporation, with the approval of the Compensation Committee of the Board of Directors of Martin Resource Management Corporation or the Compensation Committee regularly reviews market data and relevant compensation surveys when setting base compensation and, when appropriate, engages compensation consultants.  Because he serves on both the Management Compensation Committee of Martin Resource

Management Corporation and on the Compensation Committee of the Board of Directors of Martin Resource Management Corporation, Mr. Martin, as Chief Executive Officer, has significant authority in setting base salaries, discretionary annual cash award allocations and amounts and employee benefit award distributions.

Any awards granted under our long-term incentive plan, which to date have consisted of the grant of restricted common units to the independent directors and employees of our general partner, are approved by the Compensation Committee.

Determination of 2019 Compensation Amounts

During 2019, elements of all compensation paid to the Named Executive Officers by Martin Resource Management Corporation consisted of the following: (1) annual base salary; (2) discretionary annual cash awards; (3) awards pursuant to the Martin Midstream Partners L.P. 2017 Restricted Unit Plan and Martin Resource Management Corporation employee benefit plans; and (4) other compensation, including limited perquisites.  With respect to the Named Executive Officers, they were paid an allocated portion of their base salaries.

Annual Base Salary.  The portions of the annual base salaries paid by Martin Resource Management Corporation to the Named Executive Officers, which are allocable to us under our Omnibus Agreement with Martin Resource Management Corporation, are reflected in the summary compensation table below.  Based upon the agreement of our general partner with Martin Resource Management Corporation, we have reimbursed Martin Resource Management Corporation for approximately 56.3% of the aggregate annual base salaries paid to the Named Executive Officers by Martin Resource Management Corporation during 2019.  The foregoing agreement has been developed based on an assessment of the estimated percentage of the time spent by the Named Executive Officers managing our affairs, relative to the affairs of Martin Resource Management Corporation ranging from approximately 50% to 75%. Our Named Executive Officers are Mr. Ruben Martin, the President and Chief Executive Officer of our general partner, Mr. Robert Bondurant, an Executive Vice President and Chief Financial Officer of our general partner, Mr. Randall Tauscher, an Executive Vice President and Chief Operating Officer of our general partner, Mr. Chris Booth, the Executive Vice President, General Counsel and Secretary of our general partner, and Mr. Scot A. Shoup, Senior Vice President of Operations.

Discretionary Annual Cash Awards.  Discretionary annual cash awards paid to the Named Executive Officers which are allocable to us are reflected in the summary compensation table below.

Martin Midstream Partners L.P. Long-Term Incentive Plan

On May 26, 2017, the unitholders of the Partnership approved the Martin Midstream Partners L.P. 2017 Restricted Unit Plan (the "2017 LTIP"). The plan currently permits the grant of awards covering an aggregate of 3,000,000 common units, all of which can be awarded in the form of restricted units. The plan is administered by the Compensation Committee of our general partner’s board of directors. The purpose of the 2017 LTIP is designed to enhance our ability to attract, retain, reward and motivate the services of certain key employees, officers, and directors of the general partner and Martin Resource Management Corporation.

Our general partner’s board of directors or the Compensation Committee, in their discretion, may terminate or amend the 2017 LTIP at any time with respect to any units for which a grant has not yet been made. Our general partner’s board of directors or the Compensation Committee also have the right to alter or amend the 2017 LTIP or any part of the plan from time to time, including increasing the number of units that may be reserved for issuance under the plan subject to any applicable unitholder approval. However, no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of the participant. In addition, the restricted units will vest upon a change of control of us, our general partner or Martin Resource Management Corporation or if our general partner ceases to be an affiliate of Martin Resource Management Corporation.

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

On February 11, 2019, we issued 5,648 TBRU's to each of our three independent directors under the 2017 LTIP.  These restricted common units vest in equal installments of 1,412 units on January 24, 2020, 2021, 2022, and 2023.

Martin Resource Management Corporation Employee Benefit Plans

Martin Resource Management Corporation has employee benefit plans for its employees who perform services for us. The following summary of these plans is not complete but outlines the material provisions of these plans.

Martin Resource Management Corporation Purchase Plan for Units of Martin Midstream Partners L.P.  Martin Resource Management Corporation maintains a purchase plan for our units to provide employees of Martin Resource Management Corporation and its affiliates who perform services for us the opportunity to acquire an equity interest in us through the purchase of our common units. Each individual employed by Martin Resource Management Corporation or an affiliate of Martin Resource Management Corporation that provides services to us is eligible to participate in the purchase plan. Enrollment in the purchase plan by an eligible employee will constitute a grant by Martin Resource Management Corporation to the employee of the right to purchase common units under the purchase plan. The right to purchase common units granted by the Partnership under the purchase plan is for the term of a purchase period.

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

Martin Resource Management Corporation Employee Stock Ownership Plans.

MRMC Employee Stock Ownership Plan ("ESOP"). Martin Resource Management Corporation maintains an employee stock ownership plan that covers employees who satisfy certain minimum age and service requirements. Under the terms of the ESOP, Martin Resource Management Corporation has the discretion to make contributions in an amount determined by its board of directors. Those contributions are allocated under the terms of the ESOP and invested primarily in the common stock of Martin Resource Management Corporation. Participants in the ESOP become 100% vested upon completing six years of vesting service or upon their attainment of Normal Retirement Age (as defined in the plan document), permanent disability or death during employment. Any forfeitures of non-vested accounts may be used to pay administrative expenses and restore previous forfeitures of employees rehired before incurring five consecutive breaks-in-service. Any remaining forfeitures will be allocated to the accounts of employed participants. Participants are not permitted to make contributions including rollover contributions to the ESOP.

Martin Employee Stock Ownership Plan (the "Plan").  Martin Resource Management Corporation maintains an employee stock ownership plan that covers employees who satisfied certain minimum age and service requirements but no employee shall become eligible to participate in the Plan on or after January 1, 2013. This Plan is referred to as the "Martin Employee Stock Ownership Plan". Under the terms of the Plan, Martin Resource Management Corporation has the discretion to make contributions in an amount determined by its board of directors. Those contributions are allocated under the terms of the Plan and invested primarily in the common stock of Martin Resource Management Corporation. No contributions will be made to the Plan for any Plan year commencing on or after January 1, 2013. The account balances of any participant who was employed by Martin Resource Management Corporation on December 31, 2012 are fully vested and non-forfeitable. The Plan converted to an employee stock ownership plan on January 1, 2013.

Martin Resource Management Corporation 401(k) Profit Sharing Plan.  Martin Resource Management Corporation maintains a profit sharing plan that covers employees who satisfy certain minimum age and service requirements. This profit sharing plan is referred to as the "401(k) Plan." Eligible employees may elect to participate in the 401(k) Plan by electing pre-tax contributions up to 30% of their regular compensation. Matching contributions are made to the 401(k) Plan equal to 50% of the first 4% of eligible compensation.  Martin Resource Management Corporation may make annual discretionary profit sharing contributions in an amount at the plan year end as determined by the board of directors of Martin Resource Management Corporation. Participants in the 401(k) Plan prior to January 1, 2017 are 100% vested in matching contributions, while those employed after January 1, 2017 become vested upon completion of the five years of vesting service schedule or upon their attainment of age 65, permanent disability or death during employment. The five year vesting service schedule is also applicable to discretionary contributions made to the plan.

Martin Resource Management Corporation Non-Qualified Option Plan.  In September 1999, Martin Resource Management Corporation adopted a stock option plan designed to retain and attract qualified management personnel, directors and consultants.  Under the plan, Martin Resource Management Corporation is authorized to issue to qualifying parties from time to time options to purchase up to 2,000 shares of its common stock with terms not to exceed ten years from the date of grant and at exercise prices generally not less than fair market value on the date of grant.  In November 2007, Martin Resource Management Corporation adopted an additional stock option plan designed to retain and attract qualified management personnel, directors and consultants. In December 2013, all outstanding options were exercised or redeemed in lieu of redemption. There are no outstanding options under this plan as of December 31, 2019.

Other Compensation

Martin Resource Management Corporation generally does not pay for perquisites for any of our named executive officers other than general recreational activities at certain Martin Resource Management Corporation’s properties located in Texas and use of Martin Resource Management Corporation vehicles, including aircraft.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation expense that was allocated to us for the services of the named executive officers for the years ended December 31, 2019, 2018 and 2017.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Total Compensation
Ruben S. Martin, President and Chief Executive Officer	2019	$262,500	$—	$—	$262,500
	2018	$262,500	$—	$1,158,913	$1,421,413
	2017	$412,500	$—	$—	$412,500
Robert D. Bondurant, Executive Vice President and Chief Financial Officer	2019	$240,000	$—	$—	$240,000
	2018	$240,000	$—	$740,870	$980,870
	2017	$230,000	$—	$—	$230,000
Randall L. Tauscher, Executive Vice President and Chief Operating Officer	2019	$288,000	$—	$—	$288,000
	2018	$288,000	$—	$740,870	$1,028,870
	2017	$276,000	$—	$—	$276,000
Chris H. Booth, Executive Vice President, General Counsel and Secretary	2019	$192,500	$—	$—	$192,500
	2018	$192,500	$—	$556,000	$748,500
	2017	$183,600	$—	$—	$183,600
Scot A. Shoup, Senior Vice President of Operations	2019	$279,000	$—	$—	$279,000
	2018	$279,000	$—	$222,400	$501,400
	2017	$270,000	$—	$—	$270,000

(1) The amounts shown represent the grant date fair value of awards computed in accordance with FASB ASC 718, however, such awards are subject to vesting requirements for TBRU's and PBRU's which have not been met as it relates to the 2018 stock award. See Note 18 included in Item 8 herein for the assumptions made in our valuation of such awards.

Director Compensation

As a partnership, we are managed by our general partner.  The board of directors of our general partner performs for us the functions of a board of directors of a business corporation. Directors of our general partner are entitled to receive total quarterly retainer fees of $16,250 each, which are paid by the general partner.  Martin Resource Management Corporation employees who are a member of the board of directors of our general partner do not receive any additional compensation for serving in such capacity.  Officers of our general partner who also serve as directors will not receive additional compensation. All directors of our general partner are entitled to reimbursement for their reasonable out-of-pocket expenses in connection with their travel to and from, and attendance at, meetings of the board of directors or committees thereof.  Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

The following table sets forth the compensation of our board members for the period from January 1, 2019 through December 31, 2019.

Name	Fees Earned Paid in Cash	Stock Awards (2)	Total
Ruben S. Martin	$—	$—	$—
Robert D. Bondurant	$—	$—	$—
C. Scott Massey (1)	$65,000	$70,769	$135,769
Byron R. Kelley (1)	$65,000	$70,769	$135,769
James M. Collingsworth (1)	$65,000	$70,769	$135,769
Sean P. Dolan	$—	$—	$—
Zachary S. Stanton	$—	$—	$—

(1) On February 11, 2019, the Partnership issued 5,648 restricted common units to each of three independent directors, C. Scott Massey, Byron R. Kelley, and James M. Collingsworth under our 2017 LTIP.  These restricted common units vest in equal installments of 1,412 units on January 24, 2020, 2021, 2022 and 2023, respectively.  In calculating the fair value of the award, we multiplied the closing price of our common units on the NASDAQ on the date of grant by the number of restricted common units granted to each director.

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
Byron R. Kelley

/s/ C. Scott Massey
C. Scott Massey

Compensation Committee Interlocks and Insider Participation

Other than these independent directors, no other officer or employee of our general partner or its subsidiaries is a member of the Compensation Committee.  Employees of Martin Resource Management Corporation, through our general partner, are the individuals who work on our matters.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our units as of February 14, 2020 held by beneficial owners of 5% or more of the units outstanding, by directors of our general partner, by each executive officer and by all directors and executive officers of our general partner as a group.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned (3)
MRMC ESOP Trust (4)	6,114,532	15.7%
Martin Resource Management Corporation (5)	6,114,532	15.7%
Martin Resource, LLC (5)	4,203,823	10.8%
Martin Product Sales LLC (5)	1,021,265	2.6%
Cross Oil Refining & Marketing Inc. (6)	889,444	2.3%
Invesco Ltd. (2)	8,245,272	21.2%
Ruben S. Martin (6)	6,549,293	16.8%
Robert D. Bondurant	84,237	—%
Randall L. Tauscher	73,673	—%
Chris H. Booth	48,203	—%
Scot A. Shoup	11,858	—%
Sean Dolan	—	—%
Zachary S. Stanton	—	—%
C. Scott Massey (7)	70,298	—%
Byron R. Kelley	53,898	—%
James M. Collingsworth (8)	51,298	—%
All directors and executive officers as a group (10 persons) (9)	6,942,758	17.8%

(1)
The address for Martin Resource Management Corporation and all of the individuals listed in this table, unless otherwise indicated, is c/o Martin Midstream Partners L.P., 4200 Stone Road, Kilgore, Texas  75662.

(2)
Based solely upon the Schedule 13G/A filed on February 12, 2020 with the SEC by the beneficial owner as of December 31, 2019. Invesco Ltd. has sole voting power and sole dispositive power over 8,245,272 of common units. The address for Invesco Ltd. is 1555 Peachtree Street NE, Suite 1800, Atlanta, Georgia, 30309

(3)	The percent of class shown is less than one percent unless otherwise noted.

(4)
By virtue of its ownership of 88.39% of the outstanding common stock of Martin Resource Management Corporation, the MRMC ESOP Trust (the "MRMC ESOP") is the controlling shareholder of Martin Resource Management Corporation, and may be deemed to beneficially own the 6,114,532 MMLP Common Units held by Martin Resource LLC, Cross Oil Refining & Marketing Inc., and Martin Product Sales LLC. Wilmington Trust Retirement and Institutional Services Company serves as trustee of the MRMC ESOP but all of its voting and investment decisions are directed by the board of directors of Martin Resource Management Corporation. The MRMC ESOP expressly disclaims beneficial ownership of the MMLP Common Units as voting and investment decisions are directed by the board of directors of Martin Resource Management Corporation.

(5)
Martin Resource Management Corporation is the owner of Martin Resource, LLC, Martin Product Sales LLC, and Cross Oil Refining & Marketing Inc., and as such may be deemed to beneficially own the common units held by Martin Resource LLC, Cross Oil Refining & Marketing Inc, and Martin Product Sales LLC.  The 4,203,823 common units beneficially owned by Martin Resource Management Corporation through its ownership of Martin Resource, LLC have been pledged as security to a third party to secure payment for a loan made by such third party.   The 1,021,265 common units beneficially owned by Martin Resource Management Corporation through its ownership of Martin Product Sales LLC have been pledged as security to a third party to secure payment for a loan made by such third party. The 889,444 common units beneficially owned by Martin Resource Management Corporation through its ownership of Cross Oil Refining & Marketing Inc. have been pledged as security to a third party to secure payment for a loan made by such third party.

(6)
Includes 334,761 common units owned directly by Mr. Martin, 306,447 of which are pledged to third parties to secure payment for loans. By virtue of serving as the Chairman of the Board and President of Martin Resource Management Corporation, Ruben S. Martin may exercise control over the voting and disposition of the securities owned by Martin Resource Management Corporation, and therefore, may be deemed the beneficial owner of the common units owned by Martin Resource Management Corporation, which include 6,114,532 common units beneficially owned through its ownership of Martin Resource LLC, Cross Oil Refining & Marketing Inc. and Martin Product Sales LLC.

(7)	Mr. Massey may be deemed to be the beneficial owner of 1,500 common units held by his wife.

(8)	Mr. Collingsworth may be deemed to be the beneficial owner of 775 common units held by his wife.

(9)
The total for all directors and executive officers as a group includes the common units directly owned by such directors and executive officers as well as the common units beneficially owned by Martin Resource Management Corporation as Ruben S. Martin may be deemed to be the beneficial owner thereof.

Martin Resource Management Corporation owns a 51% voting interest in the holding company that is the sole member of our general partner and, together with our general partner, owns approximately 15.7% of our outstanding common limited partner units as of December 31, 2019.  The table below sets forth information as of December 31, 2019 concerning (i) each person owning beneficially in excess of 5% of the voting common stock of Martin Resource Management Corporation, and (ii) the beneficial common stock ownership of (a) each director of Martin Resource Management Corporation, (b) each executive officer of Martin Resource Management Corporation, and (c) all such executive officers and directors of Martin Resource Management Corporation as a group.  Except as indicated, each individual has sole voting and investment power over all shares listed opposite his or her name.

	Beneficial Ownership of Voting Common Stock
Name of Beneficial Owner(1)	Number of Shares	Percent of Outstanding Voting Stock
MRMC ESOP Trust (2)	162,772.70	88.39%
Martin ESOP Trust (3)	21,382.92	11.61%
Robert D. Bondurant (3)	21,382.92	11.61%
Randall Tauscher (3)	21,382.92	11.61%

(1)	The business address of each shareholder, director and executive officer of Martin Resource Management Corporation is c/o Martin Resource Management Corporation, 4200 Stone Road, Kilgore, Texas 75662.

(2)
The MRMC ESOP owns 162,772.70 shares of common stock of Martin Resource Management Corporation. Wilmington Trust Retirement and Institutional Services Company serves as trustee of the MRMC ESOP but all of its voting and investment decisions related to the unallocated shares of common stock are directed by the board of directors of Martin Resource Management Corporation. Of the common stock held by the MRMC ESOP, 98,986.68 shares of common stock are allocated to participant accounts, and 63,786.02 shares of common stock are unallocated.

(3)
Robert D. Bondurant and Randall Tauscher (the "Co-Trustees") are co-trustees of the Martin Employee Stock Ownership Trust which converted from a profit sharing plan known as the Martin Employees' Stock Profit Sharing Plan on January 1, 2014. The Co-Trustees exercise shared control over the voting and disposition of the securities owned by this trust.  As a result, the Co-Trustees may be deemed to be the beneficial owner of the securities held by such trust; thus, the number of shares of common stock reported herein as beneficially owned by the Co-Trustees includes the 21,383 shares owned by such trust.  The Co-Trustees disclaim beneficial ownership of these 21,383 shares.

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2019:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, Warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	2,562,423
Total	—	$—	2,562,423

(1) Our general partner has adopted and maintains the Martin Midstream Partners L.P. Long-Term Incentive Plan.  For a description of the material features of this plan, please see "Item 11. Executive Compensation – Employee Benefit Plans – Martin Midstream Partners L.P. Long-Term Incentive Plan".

In February 2020, we issued 27,000 restricted common units to independent directors under our long-term incentive plan.  These restricted common units vest in equal installments of 6,750 units on January 24, 2021, 2022, 2023 and 2024.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Martin Resource Management Corporation owns 6,114,532 of our common limited partnership units representing approximately 15.7% of our outstanding common limited partnership units as of February 14, 2020.  Martin Resource Management Corporation controls Martin Midstream GP LLC, our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC, the sole member of our general partner. Our general partner owns a 2% general partner interest in us and all of our incentive distribution rights.  Our general partner’s ability to manage and operate us and Martin Resource Management Corporation’s ownership of approximately 15.7% of our outstanding common limited partnership units effectively gives Martin Resource Management Corporation the ability to veto some of our actions and to control our management.

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

Formation Stage
The consideration received by our general partner and Martin Resource Management Corporation for the transfer of assets to us
4,253,362 subordinated units  (All of the original 4,253,362 subordinated units issued to Martin Resource Management Corporation have been converted into common units on a one-for-one basis since the formation of the Partnership.  850,672 subordinated units were converted on each of November 14, 2005, 2006, 2007 and 2008, respectively, and 850,674 subordinated units were converted on November 14, 2009)

• 2% general partner interest; and • the incentive distribution rights.
Operational Stage
Distributions of available cash to our general partner
We will generally make cash distributions 98% to our unitholders, including Martin Resource Management Corporation as holder of all of the subordinated units, and 2% to our general partner.  In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our general partner will be entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target level as a result of its incentive distribution rights.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner would receive an annual aggregate distribution of approximately $0.8 million on its 2% general partner interest.

Payments to our general partner and its affiliates
Martin Resource Management Corporation is entitled to reimbursement for all direct expenses it or our general partner incurs on our behalf.  The direct expenses include the salaries and benefit costs employees of Martin Resource Management Corporation who provide services to us.  Our general partner has sole discretion in determining the amount of these expenses.  In addition to the direct expenses, Martin Resource Management Corporation is entitled to reimbursement for a portion of indirect general and administrative and corporate overhead expenses.  Under the omnibus agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  Please read "Agreements — Omnibus Agreement" below.

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

Agreements

Omnibus Agreement

We and our general partner are parties to the Omnibus Agreement with Martin Resource Management Corporation that governs, among other things, potential competition and indemnification obligations among the parties to the agreement, related party transactions, the provision of general administration and support services by Martin Resource Management Corporation and our use of certain of Martin Resource Management Corporation’s trade names and trademarks. The Omnibus Agreement was amended on November 25, 2009, to include processing crude oil into finished products including naphthenic lubricants, distillates, asphalt and other intermediate cuts. The Omnibus Agreement was amended further on October 1, 2012, to permit the Partnership to provide certain lubricant packaging products and services to Martin Resource Management Corporation.

Non-Competition Provisions. Martin Resource Management Corporation has agreed for so long as it controls the general partner of the Partnership, not to engage in the business of:

•	terminalling, processing, storage and packaging services for petroleum products and by-products including the refining of naphthenic crude oil;

•	land and marine transportation services for petroleum products and by-products, chemicals, and specialty products;

•	sulfur and sulfur-based products processing, manufacturing, marketing, and distribution; and

•	NGL marketing, distribution, and transportation services.

This restriction does not apply to:

•	the ownership and/or operation on the Partnership’s behalf of any asset or group of assets owned by it or its affiliates;

•	any business operated by Martin Resource Management Corporation, including the following:

•	distributing fuel oil, asphalt, marine fuel and other liquids;

•	providing marine bunkering and other shore-based marine services in Texas, Louisiana, Mississippi, Alabama, and Florida;

•	operating a crude oil gathering business in Stephens, Arkansas;

•	providing crude oil gathering, refining, and marketing services of base oils, asphalt, and distillate products in Smackover, Arkansas;

•	providing crude oil marketing and transportation from the well head to the end market;

•	operating an environmental consulting company;

•	supplying employees and services for the operation of our business; and

•	operating, solely for our account, the asphalt facilities in each of Hondo, South Houston and Port Neches, Texas and Omaha, Nebraska.

•	any business that Martin Resource Management Corporation acquires or constructs that has a fair market value of less than $5,000;

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

Services.  Under the Omnibus Agreement, Martin Resource Management Corporation provides us with corporate staff and support services that are substantially identical in nature and quality to the services previously provided by Martin Resource Management Corporation in connection with its management and operation of our assets during the one-year period prior to the date of the agreement. The Omnibus Agreement requires us to reimburse Martin Resource Management Corporation for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management Corporation for direct expenses.  In addition to the direct expenses, Martin Resource Management Corporation is entitled to reimbursement for a portion of indirect general and administrative and corporate overhead expenses.

Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.   For the years ended December 31, 2019, 2018 and 2017, the Conflicts Committee approved and we reimbursed Martin Resource Management Corporation of $16.7 million, $16.4 million and $16.4 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

These indirect expenses cover all of the centralized corporate functions Martin Resource Management Corporation provides for us, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management Corporation retained businesses. The provisions of the Omnibus Agreement regarding Martin Resource Management Corporation’s services will terminate if Martin Resource Management Corporation ceases to control our general partner.

Related Party Transactions. The Omnibus Agreement prohibits us from entering into any material agreement with Martin Resource Management Corporation without the prior approval of the Conflicts Committee. For purposes of the Omnibus Agreement, the term material agreements means any agreement between us and Martin Resource Management Corporation that requires aggregate annual payments in excess of then-applicable limitation on the reimbursable amount of indirect general and administrative expenses. Please read " Services" above.

License Provisions. Under the Omnibus Agreement, Martin Resource Management Corporation has granted us a nontransferable, nonexclusive, royalty-free right and license to use certain of its trade names and marks, as well as the trade names and marks used by some of its affiliates.

Amendment and Termination. The Omnibus Agreement may be amended by written agreement of the parties; provided, however that it may not be amended without the approval of the Conflicts Committee if such amendment would adversely affect the unitholders.  The Omnibus Agreement was first amended on November 25, 2009, to permit us to provide refining services to Martin Resource Management Corporation. The Omnibus Agreement was amended further on October 1, 2012, to permit us to provide certain lubricant packaging products and services to Martin Resource Management Corporation. Such amendments were approved by the Conflicts Committee. The Omnibus Agreement, other than the indemnification provisions and the provisions limiting the amount for which we will reimburse Martin Resource Management Corporation for general and administrative services performed on our behalf, will terminate if we are no longer an affiliate of Martin Resource Management Corporation.

Master Transportation Services Agreement

Master Transportation Agreement.  Martin Transport, Inc. ("MTI"), a wholly owned subsidiary of us, is a party to a master transportation services agreement effective January 1, 2019, with certain wholly owned subsidiaries of Martin Resource Management Corporation. Under the agreement, MTI agreed to transport Martin Resource Management Corporation's petroleum products and by-products.

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

Terminal Services Agreements

Diesel Fuel Terminal Services Agreement.  Effective January 1, 2016, we entered into a second amended and restated terminalling services agreement under which we provide terminal services to Martin Resource Management Corporation for marine fuel distribution.  At such time, the per gallon throughput fee we charged under this agreement was increased when compared to the previous agreement and may be adjusted annually based on a price index.  This agreement was further amended on January 1, 2017, October 1, 2017, and April 1, 2019 to modify its minimum throughput requirements and throughput fees. The term of this agreement is currently evergreen and it will continue on a month to month basis until terminated by either party by giving 60 days’ written notice.

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

Marine Agreements

Marine Transportation Agreement. We are a party to a marine transportation agreement effective January 1, 2006, as amended, under which we provide marine transportation services to Martin Resource Management Corporation on a spot-contract basis at applicable market rates.  Effective each January 1, this agreement automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 60 days prior to the expiration of the then- applicable term. The fees we charge Martin Resource Management Corporation are based on applicable market rates.

Marine Fuel.   We are a party to an agreement with Martin Resource Management Corporation dated November 1, 2002 under which Martin Resource Management Corporation provides us with marine fuel from its locations in the Gulf of Mexico at a fixed rate in excess of a price index.  Under this agreement, we agreed to purchase all of its marine fuel requirements that occur in the areas serviced by Martin Resource Management Corporation.

Other Agreements

 Cross Tolling Agreement. We are a party to an amended and restated tolling agreement with Cross dated October 28, 2014 under which we process crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts for Cross.  The tolling agreement expires November 25, 2031. Under this tolling agreement, Martin Resource Management Corporation agreed to refine a minimum of 6,500 barrels per day of crude oil at the refinery at a fixed price per barrel.  Any additional barrels are refined at a modified price per barrel.  In addition, Martin Resource Management Corporation agreed to pay a monthly reservation fee and a periodic fuel surcharge fee based on certain parameters specified in the tolling agreement.  All of these fees (other than the fuel surcharge) are subject to escalation annually based upon the greater of 3% or the increase in the Consumer Price Index for a specified annual period.  In addition, every three years, the parties can negotiate an upward or downward adjustment in the fees subject to their mutual agreement.

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

Other Miscellaneous Agreements. From time to time we enter into other miscellaneous agreements with Martin Resource Management Corporation for the provision of other services or the purchase of other goods.

Other Related Party Transactions

Transfers of Assets Between Entities Under Common Control

Acquisition of Martin Transport, Inc. On January 2, 2019, we acquired all of the issued and outstanding equity interests of MTI from Martin Resource Management Corporation for a purchase price of $135.0 million. MTI operates a fleet of tank trucks providing transportation of petroleum products, liquid petroleum gas, chemicals, sulfur and other products, as well as owns 23 terminals located throughout the U.S. Gulf Coast and Southeastern United States. The excess of the purchase price over the carrying value of the assets of $102.4 million was recorded as an adjustment to "Partners' capital."

Miscellaneous

Certain of directors, officers and employees of our general partner and Martin Resource Management Corporation maintain margin accounts with broker-dealers with respect to our common units held by such persons.  Margin account transactions for such directors, officers and employees were conducted by such broker-dealers in the ordinary course of business.

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

KPMG, LLP served as our independent auditors for the fiscal years ended December 31, 2019 and 2018.  The following fees were paid to KPMG, LLP for services rendered during our last two fiscal years:

	2019		2018
Audit fees	$1,188,000	(1)	$1,238,500	(1)
Audit related fees	—		—
Audit and audit related fees	1,188,000		1,238,500
Tax fees	82,000	(2)	82,106	(2)
All other fees	—		—
Total fees	$1,270,000		$1,320,606

(1)	2019 and 2018 audit fees include fees for the annual integrated audit and fees related to services in connection with transactions.

(2)	Tax fees are for services related to the review of our partnership K-1's returns, and research and consultations on other tax related matters.

Under policies and procedures established by the Board of Directors and the Audit Committee, the Audit Committee is required to pre-approve all audit and non-audit services performed by our independent auditor to ensure that the provisions of such services do not impair the auditor’s independence.  All of the services described above that were provided by KPMG, LLP in years ended December 31, 2019 and December 31, 2018 were approved in advance by the Audit Committee.

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

4.5*	Description of Securities
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

10.9
Eighth Amendment to Third Amended and Restated Credit Agreement, dated as of April 16, 2019, among the Partnership, the Operating Partnership, Royal Bank of Canada and the other Lenders as set forth therein (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed April 22, 2019, and incorporated herein by reference).

10.10
Ninth Amendment to Third Amended and Restated Credit Agreement, dated as of July 18, 2019, among the Partnership, the Operating Partnership, Royal Bank of Canada, and the other Lenders as set forth therein (filed as Exhibit 10.2 to the Partnership's Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed July 24, 2019, and incorporated herein by reference).

10.11	Pledge and Security Agreement, Dated January 2, 2019
10.12	Supplement to Pledge Agreement, Dated January 2, 2019
10.13
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

10.15
Amendment No. 2 to Omnibus Agreement, dated October 1, 2012, by Martin Resource Management Corporation, the General Partner, the Partnership and the Operating Partnership (filed as Exhibit 10.4 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed October 9, 2012, and incorporated herein by reference).

10.16
Motor Carrier Agreement, dated January 1, 2006, by and between the Operating Partnership and Martin Transport, Inc. (filed as Exhibit 10.9 to the Partnership’s Annual Report on Form 10-K (SEC File No. 000-50056), filed March 2, 2011, and incorporated herein by reference).

10.17
Membership Interests Purchase Agreement, dated August 10, 2014, by and among Energy Capital Partners and its affiliated funds and Redbird Gas Storage LLC (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (Sec File No. 000-50056), filed August 12, 2014, and incorporated herein by reference).

10.18
2014 Amended and Restated Tolling Agreement, dated October 28, 2014, by and between the Operating Partnership and Cross Oil Refining & Marketing, Inc. (filed as Exhibit 10.5 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed October 29, 2014, and incorporated herein by reference).

10.19
Marine Transportation Agreement, dated January 1, 2006, by and between the Operating Partnership and Midstream Fuel Service, L.L.C. (filed as Exhibit 10.10 to the Partnership’s Annual Report on Form 10-K (SEC File No. 000-50056), filed March 2, 2011, and incorporated herein by reference).

10.20
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

10.22†
Martin Midstream Partners L.P. Amended and Restated Long-Term Incentive Plan (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC No. 000-50056), filed January 26, 2006, and incorporated herein by reference).

10.23†	Form of Restricted Common Unit Grant Notice (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K (SEC No. 000-50056), filed January 26, 2006, and incorporated herein by reference).
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

10.26
Lubricants and Drilling Fluids Terminal Services Agreement by and between the Operating Partnership and MFSLLC, dated December 23, 2003 (filed as Exhibit 10.4 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K/A (SEC No. 000-50056), filed January 23, 2004, and incorporated herein by reference).

10.27(1)
Second Amended and Restated Sales Agency Agreement, dated August 5, 2013, by and between the Operating Partnership and Martin Product Sales LLC (filed as Exhibit 10.2 to the Partnership's Quarterly Report on Form 10-Q (SEC No. 000-50056) filed November 4, 2013).

10.28(1)
Third Amended and Restated Sales Agency Agreement, dated August 2, 2017, by and between the Operating Partnership and Martin Product Sales LLC (filed as Exhibit 10.20 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056) filed October 25, 2017, and incorporated herein by reference).

10.29†
Amended and Restated Martin Resource Management Corporation Purchase Plan for Units of the Partnership, effective April 1, 2015 (filed as Exhibit 10.1 to the Partnership's registration statement on Form S-8 (SEC File No. 333-203857), filed May 5, 2015, and incorporated herein by reference).

10.30
Form of Partnership Indemnification Agreement (filed as Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed November 6, 2008, and incorporated herein by reference).

10.31
Amended and Restated Common Unit Purchase Agreement, dated as of November 24, 2009, by and between the Partnership and Martin Resource Management Corporation (filed as Exhibit 10.4 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed December 1, 2009, and incorporated herein by reference).

10.32
Supply Agreement dated, as of October 2, 2012, by and between the Partnership and Cross Oil & Refining Marketing Inc. (filed as Exhibit 10.7 to the Partnership's Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed November 5, 2012, and incorporated herein by reference).

10.33
Noncompetition Agreement dated, as of October 2, 2012, by and among the Partnership, Cross Oil Refining & Marketing, Inc., and Martin Resource Management Corporation (filed as Exhibit 10.8 to the Partnership's Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed November 5, 2012, and incorporated herein by reference).

10.34
Purchase Price Reimbursement Agreement, dated October 2, 2012, by Martin Resource Management Corporation to and for the benefit of the Operating Partnership (filed as Exhibit 10.2 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed October 9, 2012, and incorporated herein by reference).

10.35
Lubricants Terminalling Services Agreement, dated January 1, 2015, by and between the Operating Partnership and Martin Energy Services LLC (filed as Exhibit 10.26 to the Partnership's Annual Report on Form 10-K (SEC File No. 000-50056), filed March 2, 2015, and incorporated herein by reference).

10.36
Fuel Terminalling Services Agreement, dated January 1, 2015, by and between the Operating Partnership and Martin Energy Services LLC (filed as Exhibit 10.27 to the Partnership's Current Report on Form 10-K (SEC File No. 000-50056), filed March 2, 2015, and incorporated herein by reference).

10.37(1)
First Amended and Restated Fuel Terminalling Services Agreement, dated January 1, 2016, by and between the Operating Partnership and Martin Energy Services, LLC (filed as Exhibit 10.29 to the Partnership's Annual Report on Form 10-K (SEC File No. 000-50056), filed February 29, 2016, and incorporated herein by reference).

10.38(1)
First Amendment to the First Amended and Restated Fuel Terminalling Services Agreement, dated January 1, 2017, by and between the Operating Partnership and Martin Energy Services, LLC (filed as Exhibit 10.30 to the Partnership’s Annual Report on Form 10-K (SEC File No. 000-50056), filed February 15, 2017, and incorporated herein by reference).

10.39(1)
Second Amendment to the First Amended and Restated Fuel Terminalling Services Agreement, dated October 1, 2017, by and between the Operating Partnership and Martin Energy Services, LLC (filed as Exhibit 10.31 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056) filed October 25, 2017).

10.40
Martin Midstream Partners L.P. 2017 Restricted Unit Plan (filed as Exhibit A to the Partnership’s Definitive Proxy Statement on Schedule 14A (SEC File No. 000-50056), filed April 21, 2017, and incorporated herein by reference).

10.41
Restricted Unit Agreement under the Martin Midstream Partners L.P. 2017 Restricted Unit Plan (filed as Exhibit 10.34 to the Partnership's Annual Report on Form 10-K (SEC File No. 000-50056), filed February 16, 2018).

10.42	Partnership Interest Purchase Agreement (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed July 25, 2018 and incorporated herein by reference).
10.43
Stock Purchase Agreement between Martin Resource Management Corporation and the Operating Partnership (filed as Exhibit 10.1 on the Partnership’s Current Report Form 8-K (SEC File No. 000-50056), filed October 24, 2018 and incorporated herein by reference).

10.44
Master Transportation Services Agreement by and among Martin Resource Management Corporation, Cross Oil Refining & Marketing, Inc., Martin Energy Services LLC, and Martin Product Sales LLC (filed as Exhibit 10.1 on the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed April 26, 2019 and incorporated herein by reference.

10.45
Membership Interest Purchase Agreement by and among Hartree Cardinal Gas, LLC, Cardinal Gas Storage Partners LLC, Hartree Bulk Storage, LLC, and the Partnership (filed as Exhibit 10.1 on the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed June 13, 2019 and incorporated herein by reference.

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

101
Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in Extensible Business Reporting Language: (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Income; (3) the Consolidated Statements of Cash Flows; (4) the Consolidated Statements of Capital; and (6) the Notes to Consolidated Financial Statements.

*	Filed or furnished herewith.
†	As required by Item 15(a)(3) of Form 10-K, this exhibit is identified as a compensatory plan or arrangement.
(1) Material has been redacted from this exhibit and filed separately with the Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act, which has been granted.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized representative.

Martin Midstream Partners L.P
(Registrant)

	By:	Martin Midstream GP LLC
It's General Partner

February 14, 2020	By:	/s/ Ruben S. Martin
Ruben S. Martin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 14, 2020.

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