Form 10-Q
period 2020-03-31
MARTIN MIDSTREAM PARTNERS L.P.
filed 2020-05-11
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2020
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

 The number of the registrant’s Common Units outstanding at May 11, 2020, was 38,852,507.

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

Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2019, filed with the SEC on February 14, 2020, as updated and supplemented in Part II, Item 1A of this Quarterly Report on Form 10-Q, and as may be updated and supplemented from time to time in our future Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2020	December 31, 2019
	(Unaudited)	(Audited)
Assets
Cash	$68	$2,856
Accounts and other receivables, less allowance for doubtful accounts of $498 and $532, respectively	59,073	87,254
Inventories	46,830	62,540
Due from affiliates	15,100	17,829
Fair value of derivatives	2	—
Other current assets	6,396	5,833
Assets held for sale	—	5,052
Total current assets	127,469	181,364

Property, plant and equipment, at cost	893,619	884,728
Accumulated depreciation	(479,301)	(467,531)
Property, plant and equipment, net	414,318	417,197

Goodwill	17,705	17,705
Right-of-use assets	25,771	23,901
Deferred income taxes, net	23,136	23,422
Other assets, net	3,800	3,567
Total assets	$612,199	$667,156

Liabilities and Partners’ Capital (Deficit)
Current installments of long-term debt and finance lease obligations	$369,238	$6,758
Trade and other accounts payable	52,713	64,802
Product exchange payables	4,772	4,322
Due to affiliates	1,304	1,470
Income taxes payable	605	472
Fair value of derivatives	—	667
Other accrued liabilities	20,282	28,789
Total current liabilities	448,914	107,280

Long-term debt, net	165,543	569,788
Finance lease obligations	526	717
Operating lease liabilities	17,810	16,656
Other long-term obligations	8,907	8,911
Total liabilities	641,700	703,352

Commitments and contingencies
Partners’ capital (deficit)	(29,501)	(36,196)
Total partners’ capital (deficit)	(29,501)	(36,196)
Total liabilities and partners' capital (deficit)	$612,199	$667,156

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Terminalling and storage *	$20,474	$23,104
Transportation *	38,941	37,795
Sulfur services	2,915	2,859
Product sales: *
Natural gas liquids	82,211	116,474
Sulfur services	25,408	28,734
Terminalling and storage	28,934	31,067
	136,553	176,275
Total revenues	198,883	240,033

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas liquids *	69,835	106,190
Sulfur services *	15,295	19,696
Terminalling and storage *	23,680	26,871
	108,810	152,757
Expenses:
Operating expenses *	51,282	51,849
Selling, general and administrative *	10,462	10,200
Depreciation and amortization	15,239	14,901
Total costs and expenses	185,793	229,707

Other operating income (loss), net	2,510	(720)
Operating income	15,600	9,606

Other income (expense):
Interest expense, net	(9,925)	(13,671)
Gain on retirement of senior unsecured notes	3,484	—
Other, net	3	3
Total other expense	(6,438)	(13,668)

Net income (loss) before taxes	9,162	(4,062)
Income tax expense	(347)	(696)
Income (loss) from continuing operations	8,815	(4,758)
Income from discontinued operations, net of income taxes	—	1,102
Net income (loss)	8,815	(3,656)
Less general partner's interest in net (income) loss	(176)	73
Less (income) loss allocable to unvested restricted units	(55)	2
Limited partners' interest in net income (loss)	$8,584	$(3,581)

See accompanying notes to consolidated and condensed financial statements.

*Related Party Transactions Shown Below

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended
	March 31,
	2020	2019
Revenues:*
Terminalling and storage	$15,874	$18,972
Transportation	5,894	5,643
Product Sales	92	421
Costs and expenses:*
Cost of products sold: (excluding depreciation and amortization)
Sulfur services	2,767	2,574
Terminalling and storage	5,777	5,909
Expenses:
Operating expenses	21,771	22,536
Selling, general and administrative	8,312	8,535

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended
	March 31,
	2020	2019
Allocation of net income (loss) attributable to:
Limited partner interest:
Continuing operations	$8,584	$(4,660)
Discontinued operations	—	1,079
	$8,584	$(3,581)
General partner interest:
Continuing operations	$176	$(95)
Discontinued operations	—	22
	$176	$(73)

Net income (loss) per unit attributable to limited partners:
Basic:
Continuing operations	$0.22	$(0.12)
Discontinued operations	—	0.03
	$0.22	$(0.09)
Weighted average limited partner units - basic	38,641	38,682
Diluted:
Continuing operations	$0.22	$(0.12)
Discontinued operations	—	0.03
	$0.22	$(0.09)
Weighted average limited partner units - diluted	38,644	38,682

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL (DEFICIT)
(Unaudited)
(Dollars in thousands)

		Partners’ Capital (Deficit)
	Parent Net Investment	Common Limited		General Partner Amount
		Units	Amount		Total
Balances - January 1, 2019	$23,720	39,032,237	$258,085	$6,627	$288,432
Net loss	—	—	(3,583)	(73)	(3,656)
Issuance of restricted units	—	16,944	—	—	—
Forfeiture of restricted units	—	(118,087)	—	—	—
Cash distributions	—	—	(19,221)	(392)	(19,613)
Unit-based compensation	—	—	352	—	352
Purchase of treasury units	—	(31,504)	(392)	—	(392)
Excess purchase price over carrying value of acquired assets	—	—	(102,393)	—	(102,393)
Deferred taxes on acquired assets and liabilities	—	—	24,781	—	24,781
Contribution to parent	(23,720)	—	—	—	(23,720)
Balances - March 31, 2019	$—	38,899,590	$157,629	$6,162	$163,791

Balances - January 1, 2020	$—	38,863,389	$(38,342)	$2,146	$(36,196)
Net income	—	—	8,639	176	8,815
Issuance of restricted units	—	81,000	—	—	—
Forfeiture of restricted units	—	(84,134)	—	—	—
Cash distributions	—	—	(2,408)	(49)	(2,457)
Unit-based compensation	—	—	346	—	346
Purchase of treasury units	—	(7,748)	(9)	—	(9)
Balances - March 31, 2020	$—	38,852,507	$(31,774)	$2,273	$(29,501)

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$8,815	$(3,656)
Less: (Income) from discontinued operations, net of income taxes	—	(1,102)
Net income (loss) from continuing operations	8,815	(4,758)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,239	14,901
Amortization and write-off of deferred debt issuance costs	492	895
Amortization of premium on notes payable	(77)	(77)
Deferred income tax expense	286	369
Loss on sale of property, plant and equipment, net	190	720
Gain on retirement of senior unsecured notes	(3,484)	—
Derivative (income) loss	(33)	239
Net cash paid for commodity derivatives	(636)	(385)
Unit-based compensation	346	352
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	26,413	13,451
Product exchange receivables	—	(15)
Inventories	15,710	15,235
Due from affiliates	2,729	(7,384)
Other current assets	(1,413)	(102)
Trade and other accounts payable	(10,440)	10,881
Product exchange payables	450	1,930
Due to affiliates	(166)	1,154
Income taxes payable	133	544
Other accrued liabilities	(9,118)	(11,177)
Change in other non-current assets and liabilities	(547)	(1,351)
Net cash provided by continuing operating activities	44,889	35,422
Net cash provided by discontinued operating activities	—	5,181
Net cash provided by operating activities	44,889	40,603

Cash flows from investing activities:
Payments for property, plant and equipment	(12,260)	(6,637)
Acquisitions	—	(23,720)
Payments for plant turnaround costs	(150)	(3,827)
Proceeds from involuntary conversion of property, plant and equipment	1,768	—
Proceeds from sale of property, plant and equipment	4,347	574
Net cash used in continuing investing activities	(6,295)	(33,610)
Net cash used in discontinued investing activities	—	(336)
Net cash used in investing activities	(6,295)	(33,946)

Cash flows from financing activities:
Payments of long-term debt and finance lease obligations	(114,724)	(89,255)
Proceeds from long-term debt	76,000	205,000
Purchase of treasury units	(9)	(392)
Payment of debt issuance costs	(192)	(77)
Excess purchase price over carrying value of acquired assets	—	(102,393)
Cash distributions paid	(2,457)	(19,613)
Net cash used in financing activities	(41,382)	(6,730)

Net decrease in cash	(2,788)	(73)
Cash at beginning of period	2,856	300
Cash at end of period	$68	$227
Non-cash additions to property, plant and equipment	$2,142	$2,001

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2020
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

The Partnership’s unaudited consolidated and condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and U.S. Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial reporting. Accordingly, these financial statements have been condensed and do not include all of the information and footnotes required by U.S. GAAP for annual audited financial statements of the type contained in the Partnership’s annual reports on Form 10-K. In the opinion of the management of the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s financial position, results of operations, and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for such interim periods are not necessarily indicative of the results of operations for the full year. These financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the "SEC") on February 14, 2020.

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated and condensed financial statements in conformity with U.S. GAAP.  Actual results could differ from those estimates.

Divestiture of Natural Gas Storage Assets. On June 28, 2019, the Partnership completed the sale of its membership interests in Arcadia Gas Storage, LLC, Cadeville Gas Storage LLC, Monroe Gas Storage Company, LLC and Perryville Gas Storage LLC (the "Natural Gas Storage Assets") to Hartree Cardinal Gas, LLC ("Hartree"), a subsidiary of Hartree Bulk Storage, LLC. The Natural Gas Storage Assets consist of approximately 50 billion cubic feet of working capacity located in northern Louisiana and Mississippi. In consideration of the sale of the Natural Gas Storage Assets, the Partnership received cash proceeds of $210,067 after transaction fees and expenses. The net proceeds were used to reduce outstanding borrowings under the Partnership's revolving credit facility. The Partnership concluded the disposition represented a strategic shift which had a major effect on its financial results going forward. As a result, the Partnership has presented the results of operations and cash flows relating to the Natural Gas Storage Assets as discontinued operations for the three months ended March 31, 2019. See Note 3 for more information.

Impact of COVID-19 Pandemic. A novel strain of coronavirus (“COVID-19”) surfaced in late 2019 and has spread around the world, including to the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic. Due to the economic impacts of the COVID-19 pandemic, the markets have experienced a decline in oil prices in response to oil demand concerns. These concerns have been further exacerbated by the price war among members of the Organization of Petroleum Exporting Countries and other non-OPEC producer nations during the first quarter 2020 and global storage considerations. Travel restrictions and stay-at-home orders implemented by governments in many regions and countries across the globe, including the United States, have greatly impacted the demand for refined products resulting in a significant reduction in refinery utilization.

The COVID-19 pandemic has impacted the Partnership's 2020 performance to date, and the Partnership expects to continue to experience the impacts of COVID-19 throughout the remainder of 2020 as a result of continued reduction in refined product demand across the industries the Partnership serves. The extent to which the duration and severity of the pandemic impacts our business, results of operations, and financial condition, will depend on future developments, which are highly uncertain and cannot be predicted at this time. Accordingly, it is possible that the impact of the COVID-19 pandemic could have a material adverse effect on the Partnership's results of operations, financial position and cash flows for the year ended December 31, 2020, including the recoverability of long-lived assets and goodwill, the valuation of inventory, and the amount of expected credit losses.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2020
(Unaudited)

Management considered the impact of the COVID-19 pandemic on the assumptions and estimates used in the preparation of the financial statements. Management identified triggering events requiring the performance of impairment testing of long-lived assets and goodwill related to both the performance the Partnership's unit price during the first quarter of 2020 and certain of the Partnership's businesses that are sensitive to reductions in refined product demand and refinery utilization. As a result, the Partnership recorded impairment charges of $4.4 million related to long-lived assets. See Note 3 for more information. No impairments were identified related to goodwill. A sustained reduction in refinery demand and utilization could lead to future asset impairments as well as adversely affect access to capital and financing to be able to meet future obligations. Management also assessed the extent to which the current macroeconomic events brought about by COVID-19 and significant declines in refined product demand impacted the valuation of expected credit losses on accounts receivable and certain inventory items or resulted in modifications to any significant contracts. Ultimately the results of these assessments did not have a material impact on the Partnership's results as of March 31, 2020.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

During the first quarter of 2020, the Partnership adopted Accounting Standards Update (“ASU”) 2016-13, "Financial Instruments - Credit Losses," which required the Partnership to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaced the existing incurred loss model and is applicable to the measurement of credit losses on financial assets, including trade receivables. Adoption of the new standard did not have a material impact on the Partnership’s consolidated financial statements.

NOTE 3. DIVESTITURES AND DISCONTINUED OPERATIONS

Divestiture of Natural Gas Storage Assets. On June 28, 2019, the Partnership completed the sale of the Natural Gas Storage Assets to Hartree, a subsidiary of Hartree Bulk Storage, LLC. The Natural Gas Storage Assets consist of approximately 50 billion cubic feet of working capacity located in northern Louisiana and Mississippi. In consideration of the sale of these assets, the Partnership received cash proceeds of $210,067 after transaction fees and expenses. The net proceeds were used to reduce outstanding borrowings under the Partnership's revolving credit facility. The Partnership has concluded the disposition represents a strategic shift and will have a major effect on its financial results going forward. As a result, the Partnership has presented the results of operations and cash flows relating to the Natural Gas Storage Assets as discontinued operations for the three months ended March 31, 2019.

The operating results, which are included in income from discontinued operations, were as follows:

Three Months Ended March 31, 2019

Total revenues	$10,934
Total costs and expenses and other, net, excluding depreciation and amortization	(5,751)
Depreciation and amortization	(4,081)
Income from discontinued operations before income taxes	1,102
Income tax expense	—
Income from discontinued operations, net of income taxes	$1,102

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2020
(Unaudited)

Long-Lived Assets Held for Sale

At December 31, 2019, certain terminalling and storage and transportation assets met the criteria to be classified as held for sale in accordance with ASC 360-10 and are presented at the lower of the assets' carrying amount or fair value less cost to sell by segment in current assets in the table below. These assets are considered non-core assets to the Partnership's operations and did not qualify for discontinued operations presentation under the guidance of ASC 205-20.

	March 31, 2020	December 31, 2019

Terminalling and storage	$—	$3,552
Transportation	—	1,500
Assets held for sale	$—	$5,052

In the first quarter of 2020, the Partnership identified a triggering event related to a decline in the fair value related to the assets classified as held for sale at December 31, 2019. As a result, an impairment charge of $3,052 and $1,300 was recorded in the Terminalling and Storage and Transportation segments, respectively, in the first quarter of 2020 and was recorded in "Other operating income (loss)" in the Partnership's Consolidated and Condensed Statements of Operations. At March 31, 2020, the assets previously classified as held for sale no longer met the criteria to be classified as held for sale in accordance with ASC 360-10.

NOTE 4. REVENUE

The following table disaggregates our revenue by major source:

	Three Months Ended March 31,
	2020	2019
Terminalling and storage segment
Lubricant product sales	$28,934	$31,067
Throughput and storage	20,474	23,104
	$49,408	$54,171
Natural gas liquids segment
Natural gas liquids product sales	$82,211	$116,474
	$82,211	$116,474
Sulfur services segment
Sulfur product sales	$6,481	$9,952
Fertilizer product sales	18,927	18,782
Sulfur services	2,915	2,859
	$28,323	$31,593
Transportation segment
Land transportation	$24,234	$24,119
Inland transportation	13,706	12,477
Offshore transportation	1,001	1,199
	$38,941	$37,795

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
March 31, 2020
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

	2020	2021	2022	2023	2024	Thereafter	Total
Terminalling and storage
Throughput and storage	$34,599	$43,273	$40,394	$41,605	$42,854	$338,339	$541,064
Sulfur services
Sulfur product sales	4,236	5,366	3,220	2,175	975	975	16,947
Total	$38,835	$48,639	$43,614	$43,780	$43,829	$339,314	$558,011

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2020
(Unaudited)

NOTE 5. INVENTORIES

Components of inventories at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
Natural gas liquids	$3,687	$19,097
Sulfur	4,443	4,586
Fertilizer	14,549	15,852
Lubricants	20,126	18,925
Other	4,025	4,080
	$46,830	$62,540

NOTE 6. DEBT

At March 31, 2020 and December 31, 2019, long-term debt consisted of the following:

	March 31, 2020	December 31, 2019
$400,000 Revolving credit facility at variable interest rate (3.93%[1] weighted average at March 31, 2020), due August 2023[4] secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries, net of unamortized debt issuance costs of $4,457 and $4,586, respectively[2]	$165,543	$196,414
$400,000 Senior notes, 7.25% interest, net of unamortized debt issuance costs of $599 and $770, respectively, including unamortized premium of $267 and $344, respectively, issued $250,000 February 2013 and $150,000 April 2014, $26,200 repurchased during 2015, $9,344 repurchased during 2020, due February 2021, unsecured[2,3,4,5]	364,124	373,374
Total	529,667	569,788
Less: current portion	(364,124)	—
Total long-term debt, net of current portion	$165,543	$569,788

Current installments of finance lease obligations	$5,114	$6,758
Finance lease obligations	526	717
Total finance lease obligations	$5,640	$7,475

1 Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at LIBOR plus an applicable margin or the base prime rate plus an applicable margin. All amounts outstanding at March 31, 2020 and December 31, 2019 were at LIBOR plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 2.25% to 3.50% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.25% to 2.50%.  The applicable margin for existing LIBOR borrowings at March 31, 2020 is 3.25%. The credit facility contains various covenants which limit the Partnership’s ability to make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management Corporation (the "Omnibus Agreement"). The Partnership is permitted to make quarterly distributions so long as no event of default exists.

2 The Partnership is in compliance with all debt covenants as of March 31, 2020 and December 31, 2019, respectively.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2020
(Unaudited)

4 As of March 31, 2020, the Partnership’s 7.25% senior unsecured notes due 2021 (the "2021 Notes") were due within twelve months and have therefore been presented as a current liability on the Consolidated and Condensed Balance Sheets at March 31, 2020.  The Partnership's amended revolving credit facility includes a provision which accelerates the maturity date to August 19, 2020 if the 2021 Notes are not refinanced in a manner not prohibited by the facility. If the Partnership is unable to refinance the 2021 Notes and is unable to repay the outstanding borrowings under its revolving credit facility on August 19, 2020, the Partnership's ability to meet its obligations would be adversely affected. Failure to comply with this provision, if not waived, would result in an event of default under the Partnership's revolving credit facility, the potential acceleration of outstanding debt thereunder, and the potential foreclosure on the collateral securing such debt, and could cause a cross-default under other agreements, which could also result in the acceleration of those obligations by the counterparties to those agreements. The Partnership, with support from the Board of Directors, is actively pursuing a variety of strategic alternatives to strengthen the balance sheet and address near term maturities and accordingly, announced on April 6, 2020, the hiring of Stephens Inc. as a financial advisor to assist in the process. Pending the successful implementation of the refinancing, the conditions described above have raised substantial doubt about the Partnership’s ability to continue as a going concern.  The Partnership’s management is engaged in ongoing communication with credit providers and presently believes the measures being taken will enable the Partnership to successfully refinance the 2021 Notes and comply with covenants under its revolving credit facility, although no assurance can be given.

5 In March 2020, the Partnership repurchased on the open market an aggregate $9,344 of the 2021 Notes. These transactions resulted in a gain on retirement of $3,484.

The Partnership paid cash interest, net of capitalized interest, in the amount of $16,736 and $19,363 for the three months ended March 31, 2020 and 2019, respectively.  Capitalized interest was $4 and $2 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 7. LEASES

The Partnership has numerous operating leases primarily for terminal facilities and transportation and other equipment. The leases generally provide that all expenses related to the equipment are to be paid by the lessee.

Operating lease Right-of-Use ("ROU") assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Partnership's leases do not provide an implicit rate of return, the Partnership uses its imputed collateralized rate based on the information available at commencement date in determining the present value of lease payments. The estimated rate is based on a risk-free rate plus a risk-adjusted margin.

Our leases have remaining lease terms of 1 year to 17 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year. The Partnership includes extension periods and excludes termination periods from its lease term if, at commencement, it is reasonably likely that the Partnership will exercise the option.

The components of lease expense for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$6,296	$5,177
Finance lease cost:
Amortization of right-of-use assets	589	622
Interest on lease liabilities	110	183
Short-term lease cost	3,423	2,551
Total lease cost	$10,418	$8,533

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2020
(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	Three Months Ended March 31,
	2020	2019
Operating Leases
Operating lease right-of-use assets	$25,771	$23,901

Current portion of operating lease liabilities included in "Other accrued liabilities"	$8,358	$7,722
Operating lease liabilities	17,810	16,656
Total operating lease liabilities	$26,168	$24,378

Finance Leases
Property, plant and equipment, at cost	$13,163	$14,058
Accumulated depreciation	(3,634)	(1,888)
Property, plant and equipment, net	$9,529	$12,170

Current installments of finance lease obligations	$5,114	$5,540
Finance lease obligations	526	4,886
Total finance lease obligations	$5,640	$10,426

The Partnership’s future minimum lease obligations as of March 31, 2020 consist of the following:

	Operating Leases	Finance Leases
Year 1	$9,519	$5,307
Year 2	7,113	336
Year 3	4,379	213
Year 4	1,978	—
Year 5	1,115	—
Thereafter	6,564	—
Total	$30,668	$5,856
Less amounts representing interest costs	(4,500)	(216)
Total lease liability	$26,168	$5,640

The Partnership has non-cancelable revenue arrangements that are under the scope of ASC 842 whereby we have committed certain terminalling and storage assets in exchange for a minimum fee. Future minimum revenues the Partnership expects to receive under these non-cancelable arrangements as of March 31, 2020 are as follows: 2020 - $14,386; 2021 - $14,019; 2022 - $13,004; 2023 - $12,609; 2024 - $12,609; subsequent years - $49,414.

NOTE 8. SUPPLEMENTAL BALANCE SHEET INFORMATION

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2020
(Unaudited)

Components of "Other accrued liabilities" were as follows:

	March 31, 2020	December 31, 2019
Accrued interest	$3,538	$10,761
Asset retirement obligations	—	25
Property and other taxes payable	2,803	5,411
Accrued payroll	3,944	3,011
Operating lease liabilities	8,358	7,722
Other	1,639	1,859
	$20,282	$28,789

The schedule below summarizes the changes in our asset retirement obligations:

March 31, 2020

Beginning asset retirement obligations	$8,936
Additions to asset retirement obligations	379
Accretion expense	102
Liabilities settled	(510)
Ending asset retirement obligations	8,907
Current portion of asset retirement obligations[1]	—
Long-term portion of asset retirement obligations[2]	$8,907

1The current portion of asset retirement obligations is included in "Other accrued liabilities" on the Partnership's Consolidated and Condensed Balance Sheets.

2The non-current portion of asset retirement obligations is included in "Other long-term obligations" on the Partnership's Consolidated and Condensed Balance Sheets.

NOTE 9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

(a)    Commodity Derivative Instruments

The Partnership from time to time has used derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  The Partnership monitors and manages the commodity market risk associated with potential commodity risk exposure.  In addition, the Partnership has focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. The Partnership has entered into hedging transactions as of March 31, 2020 to protect a portion of its commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. At March 31, 2020, the Partnership has instruments totaling a gross notional quantity of 25,000 barrels settling during the month of April 2020. At December 31, 2019, the Partnership had instruments totaling a gross notional quantity of 452,000 barrels settling during the period from January 31, 2020 through February 29, 2020. These instruments settle against the applicable pricing source for each grade and location.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2020
(Unaudited)

(b)    Interest Rate Derivative Instruments

The Partnership is exposed to market risks associated with interest rates. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. From time to time, the Partnership enters into interest rate swaps to manage interest rate risk associated with the Partnership’s variable rate credit facility and its 2021 Notes. At March 31, 2020 and December 31, 2019, the Partnership did not have any outstanding interest rate derivative instruments.

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

(c)    Tabular Presentation of Gains and Losses on Derivative Instruments

The following table summarizes the fair value and classification of the Partnership’s derivative instruments in its Consolidated and Condensed Balance Sheets:

	Fair Values of Derivative Instruments in the Consolidated and Condensed Balance Sheets
	Derivative Assets			Derivative Liabilities
		Fair Values			Fair Values
	Balance Sheet Location	March 31, 2020	December 31, 2019	Balance Sheet Location	March 31, 2020	December 31, 2019
Derivatives not designated as hedging instruments:	Current:
Commodity contracts	Fair value of derivatives	$2	$—	Fair value of derivatives	$—	$667
Total derivatives not designated as hedging instruments		$2	$—		$—	$667

Effect of Derivative Instruments on the Consolidated and Condensed Statements of Operations
For the Three Months Ended March 31, 2020 and 2019

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2020	2019
Derivatives not designated as hedging instruments:
Commodity contracts	Cost of products sold	$33	$(239)
Total effect of derivatives not designated as hedging instruments		$33	$(239)

NOTE 10. PARTNERS' CAPITAL

As of March 31, 2020, Partners’ capital consisted of 38,852,507 common limited partner units, representing a 98% partnership interest, and a 2% general partner interest. Martin Resource Management Corporation, through subsidiaries, owns 6,114,532 of the Partnership's common limited partner units representing approximately 15.7% of the Partnership's outstanding common limited partner units. Martin Midstream GP LLC ("MMGP"), the Partnership's general partner, owns the 2% general partnership interest. Martin Resource Management Corporation controls the Partnership's general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of the Partnership's general partner.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2020
(Unaudited)

The partnership agreement of the Partnership (the "Partnership Agreement") contains specific provisions for the allocation of net income and losses to each of the partners for purposes of maintaining their respective partner capital accounts.

Incentive Distribution Rights

MMGP holds a 2% general partner interest and certain incentive distribution rights ("IDRs") in the Partnership. IDRs are a separate class of non-voting limited partner interest that may be transferred or sold by the general partner under the terms of the Partnership Agreement, and represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution and any cumulative arrearages on common units once certain target distribution levels have been achieved. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the Partnership Agreement. The general partner was allocated no incentive distributions during the three months ended March 31, 2020 and 2019.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2020
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Continuing operations:
Income (loss) from continuing operations	$8,815	$(4,758)
Less general partner’s interest in net income (loss):
Distributions payable on behalf of general partner interest	49	256
General partner interest in undistributed income (loss)	127	(351)
Less income (loss) allocable to unvested restricted units	55	(3)
Limited partners’ interest in net income (loss)	$8,584	$(4,660)

	Three Months Ended March 31,
	2020	2019
Discontinued operations:
Income from discontinued operations	$—	$1,102
Less general partner’s interest in net income (loss):
Distributions payable on behalf of general partner interest	—	(59)
General partner interest in undistributed income	—	81
Less income allocable to unvested restricted units	—	1
Limited partners’ interest in net income	$—	$1,079

The Partnership allocates the general partner's share of earnings between continuing and discontinued operations as a proportion of net income from continuing and discontinued operations to total net income.

The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the periods presented:

	Three Months Ended March 31,
	2020	2019
Basic weighted average limited partner units outstanding	38,640,862	38,681,925
Dilutive effect of restricted units issued	3,605	—
Total weighted average limited partner diluted units outstanding	38,644,467	38,681,925

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
March 31, 2020
(Unaudited)

NOTE 11. UNIT BASED AWARDS

The Partnership recognizes compensation cost related to unit-based awards to both employees and non-employees in its consolidated and condensed financial statements in accordance with certain provisions of ASC 718. Amounts recognized in selling, general, and administrative expense in the consolidated and condensed financial statements with respect to these plans are as follows:

	Three Months Ended March 31,
	2020	2019
Employees	$301	$329
Non-employee directors	45	23
Total unit-based compensation expense	$346	$352

All of the Partnership's outstanding awards at March 31, 2020 met the criteria to be treated under equity classification.

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

In February 2020, the Partnership issued 27,000 TBRU's to each of the Partnership's three independent directors under the 2017 LTIP.  These restricted common units vest in equal installments of 6,750 units on January 24, 2021, 2022, 2023, and 2024.

On March 1, 2018, the Partnership issued 301,550 TBRU's and 317,925 PBRU's to certain employees of Martin Resource Management Corporation. The TBRU's vest in equal installments over a three-year service period. The PBRU's will vest at the conclusion of a three-year performance period based on certain performance targets. In addition, the PBRU's awarded on March 1, 2018 that are achieved will only vest if the grantee is employed by Martin Resource Management Corporation on March 31, 2021. As of March 31, 2020, the Partnership is unable to ascertain if certain performance conditions will be achieved and, as such, has not recognized compensation expense for the vesting of the units. The Partnership will record

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2020
(Unaudited)

compensation expense for the vested portion of the units once the achievement of the performance condition is deemed probable.

The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the three months ended March 31, 2020 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	379,019	$13.91
Granted (TBRU)	81,000	$2.53
Vested	(101,128)	$13.95
Forfeited	(84,134)	$13.90
Non-Vested, end of period	274,757	$10.54

Aggregate intrinsic value, end of period	$302

A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three months ended March 31, 2020 and 2019 is provided below:

	Three Months Ended March 31,
	2020	2019
Aggregate intrinsic value of units vested	$151	$1,351
Fair value of units vested	1,427	1,551

As of March 31, 2020, there was $1,613 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 1.51 years.

NOTE 12. RELATED PARTY TRANSACTIONS

As of March 31, 2020, Martin Resource Management Corporation owns 6,114,532 of the Partnership’s common units representing approximately 15.7% of the Partnership’s outstanding limited partner units.  Martin Resource Management Corporation controls the Partnership's general partner by virtue of its 51% voting interest in Holdings, the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership and the Partnership’s IDRs.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management Corporation’s ownership as of March 31, 2020, effectively gives Martin Resource Management Corporation the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

The following is a description of the Partnership’s material related party agreements and transactions:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2020
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

•distributing NGLs; and

•manufacturing and selling sulfur-based fertilizer products and other sulfur-related products.

This restriction does not apply to:

•	the ownership and/or operation on the Partnership’s behalf of any asset or group of assets owned by it or its affiliates;

•	any business operated by Martin Resource Management Corporation, including the following:

◦	distributing fuel oil, marine fuel and other liquids;

◦	providing marine bunkering and other shore-based marine services in Texas, Louisiana, Mississippi, Alabama, and Florida;

◦	operating a crude oil gathering business in Stephens, Arkansas;

◦	providing crude oil gathering, refining, and marketing services of base oils, asphalt, and distillate products in Smackover, Arkansas;

◦	providing crude oil marketing and transportation from the well head to the end market;

◦	operating an environmental consulting company;

◦	supplying employees and services for the operation of the Partnership's business; and

◦	operating, solely for our account, the asphalt facilities in each of Hondo, South Houston and Port Neches, Texas and Omaha, Nebraska.

•	any business that Martin Resource Management Corporation acquires or constructs that has a fair market value of less than $5,000;

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
March 31, 2020
(Unaudited)

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

Effective January 1, 2020, through December 31, 2020, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $16,410.  The Partnership reimbursed Martin Resource Management Corporation for $4,103 and $4,164 of indirect expenses for the three months ended March 31, 2020 and 2019, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

Master Transportation Services Agreement

Master Transportation Agreement.  Martin Transport, Inc. ("MTI"), a wholly owned subsidiary of the Partnership, is a party to a master transportation services agreement effective January 1, 2019, with certain wholly owned subsidiaries of Martin Resource Management Corporation. Under the agreement, MTI agreed to transport Martin Resource Management Corporation's petroleum products and by-products.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2020
(Unaudited)

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

Terminal Services Agreements

Diesel Fuel Terminal Services Agreement.  Effective January 1, 2016, the Partnership entered into a second amended and restated terminalling services agreement under which the Partnership provides terminal services to Martin Resource Management Corporation for marine fuel distribution.  At such time, the per-gallon throughput fee the Partnership charged under this agreement was increased when compared to the previous agreement and may be adjusted annually based on a price index.  This agreement was further amended on January 1, 2017, October 1, 2017, and April 1, 2019 to modify its minimum throughput requirements and throughput fees. The term of this agreement is currently evergreen and it will continue on a month to month basis until terminated by either party by giving 60 days’ written notice.

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

Other Agreements

 Cross Tolling Agreement. The Partnership is a party to an amended and restated tolling agreement with Cross Oil Refining and Marketing, Inc. ("Cross") dated October 28, 2014, under which the Partnership processes crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts for Cross.  The tolling agreement expires November 25, 2031.  Under this tolling agreement, Cross agreed to process a minimum of 6,500 barrels per day of crude oil at the facility at a fixed price per barrel.  Any additional barrels are processed at a modified price per barrel.  In addition, Cross agreed to pay a monthly reservation fee and a periodic fuel surcharge fee based on certain parameters specified in the tolling agreement.   Further, certain capital improvements, to the extent requested by Cross, are reimbursed through a capital recovery fee.  As of December 31, 2019, annual capital recovery fee reimbursement of $2,088 expired. An additional $2,586 of capital recovery fee reimbursement will expire on December 31, 2020.  All of these fees (other than the fuel

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2020
(Unaudited)

surcharge and capital recovery fee) are subject to escalation annually based upon the greater of 3% or the increase in the Consumer Price Index for a specified annual period.  In addition, on the third, sixth and ninth anniversaries of the agreement, the parties can negotiate an upward or downward adjustment in the fees subject to their mutual agreement. Also, the Partnership renegotiated a crude transportation contract set to expire in the first half of 2022 resulting in a reduction in revenue of $2,145 annually beginning January 1, 2020.

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

The impact of related party revenues from sales of products and services is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2020	2019
Revenues:
Terminalling and storage	$15,874	$18,972
Transportation	5,894	5,643
Product sales:
Sulfur services	19	7
Terminalling and storage	73	414
	92	421
	$21,860	$25,036

The impact of related party cost of products sold is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2020	2019
Cost of products sold:
Sulfur services	$2,767	$2,574
Terminalling and storage	5,777	5,909
	$8,544	$8,483

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2020
(Unaudited)

The impact of related party operating expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Transportation	$15,553	$14,980
Natural gas liquids	497	2,025
Sulfur services	1,146	924
Terminalling and storage	4,575	4,607
	$21,771	$22,536

The impact of related party selling, general and administrative expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2020	2019
Selling, general and administrative:
Transportation	$1,839	$1,728
Natural gas liquids	704	1,189
Sulfur services	743	716
Terminalling and storage	838	717
Indirect, including overhead allocation	4,188	4,185
	$8,312	$8,535

NOTE 13. BUSINESS SEGMENTS

The Partnership has four reportable segments: terminalling and storage, transportation, sulfur services and natural gas liquids. The Partnership’s reportable segments are strategic business units that offer different products and services. The operating income of these segments is reviewed by the chief operating decision maker to assess performance and make business decisions.

The accounting policies of the operating segments are the same as those described in Note 2 in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 14, 2020. The Partnership evaluates the performance of its reportable segments based on operating income. There is no allocation of administrative expenses or interest expense.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2020
(Unaudited)

Three Months Ended March 31, 2020	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$51,134	$(1,726)	$49,408	$7,456	$758	$3,745
Transportation	45,174	(6,233)	38,941	4,280	(5,021)	3,926
Sulfur services	28,336	(13)	28,323	2,894	13,858	2,985
Natural gas liquids	82,215	(4)	82,211	609	10,377	105
Indirect selling, general and administrative	—	—	—	—	(4,372)	—
Total	$206,859	$(7,976)	$198,883	$15,239	$15,600	$10,761

Three Months Ended March 31, 2019	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$55,892	$(1,721)	$54,171	$7,837	$4,815	$5,345
Transportation	45,186	(7,391)	37,795	3,570	(3,880)	2,461
Sulfur services	31,593	—	31,593	2,868	6,380	2,206
Natural gas liquids	116,474	—	116,474	626	6,858	287
Indirect selling, general and administrative	—	—	—	—	(4,567)	—
Total	$249,145	$(9,112)	$240,033	$14,901	$9,606	$10,299

The Partnership's assets by reportable segment as of March 31, 2020 and December 31, 2019, are as follows:

	March 31, 2020	December 31, 2019
Total assets:
Terminalling and storage	$288,915	$292,136
Transportation	170,274	170,045
Sulfur services	112,709	110,780
Natural gas liquids	40,301	94,195
Total assets	$612,199	$667,156

NOTE 14. COMMITTMENTS AND CONTINGENCIES

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
March 31, 2020
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

NOTE 15. FAIR VALUE MEASUREMENTS

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
Level 3: Unobservable inputs that reflect the entity's own assumptions and are not corroborated by market data.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 2
	March 31, 2020	December 31, 2019
Commodity derivative contracts, net	$2	$(667)

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

•
Current and noncurrent portion of long-term debt: The carrying amount of the revolving credit facility approximates fair value due to the debt having a variable interest rate and is in Level 2. The Partnership has not had any indicators which represent a change in the market spread associated with its variable interest rate debt. The estimated fair value of the 2021 Notes is considered Level 1, as the fair value is based on quoted market prices in active markets.

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Notes	$364,124	$146,825	$373,374	$343,470

NOTE 16. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The Partnership's operations are conducted by its operating subsidiaries as it has no independent assets or operations. Martin Operating Partnership L.P. (the "Operating Partnership"), the Partnership’s wholly-owned subsidiary, and the Partnership's other operating subsidiaries have issued in the past, and may issue in the future, unconditional guarantees of senior or subordinated debt securities of the Partnership. The guarantees that have been issued are full, irrevocable and unconditional

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2020
(Unaudited)

and joint and several. In addition, the Operating Partnership may also issue senior or subordinated debt securities which, if issued, will be fully, irrevocably and unconditionally guaranteed by the Partnership. Substantially all of the Partnership's operating subsidiaries are subsidiary guarantors of its 2021 Notes and any subsidiaries other than the subsidiary guarantors are minor.

NOTE 17. INCOME TAXES

	Three Months Ended March 31,
	2020	2019
Provision for income taxes	$347	$696

The operations of a partnership are generally not subject to income taxes, except for Texas margin tax, because its income is taxed directly to its partners. MTI is subject to income taxes due to its corporate structure. Total income tax expense of $347, related to the operation of the subsidiary, for the three months ended March 31, 2020, resulted in an effective income tax rate of 32.17%.

Total income tax expense of $448, related to the operation of the subsidiary, for the three months ended March 31, 2019, resulted in an effective income tax rate of 24.79%. The increase in the effective income tax rate for income taxes during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, is primarily due to an increase in permanent differences and a decrease in income before income taxes. The decrease in the provision for income taxes during the three months ended March 31, 2020, compared to the similar period in 2019, was primarily due to the impact of a decrease in income before income taxes in the current period.

The Coronavirus Aid, Relief, and Economic Security ("CARES") Act was enacted on March 27, 2020, in response to the market volatility and instability resulting from the COVID-19 pandemic, and includes changes to various income tax provisions including, but not limited to, providing for a five-year carryback of net operating losses generated in taxable years beginning after December 31, 2017, and before January 1, 2021, suspension of the 80% taxable income limitation for net operating losses generated after December 31, 2017, and before January 1, 2021, and relaxation of the limitation of adjusted taxable income as determined under Internal Revenue Code Section 163(j) from 30% to 50% when determining the deduction for business interest expense for 2019 and 2020. Since, prior to its acquisition by the Partnership, MTI was a Qualified Subchapter S subsidiary ("QSub") of Martin Resource Management Corporation, it is precluded from carrying back net operating losses to its QSub taxable years. The other applicable provisions of the CARES Act have no material impact on the annual effective tax rate ("AETR"), deferred taxes, or valuation allowances.

A current federal income tax expense (benefit) of $133 and $297, related to the operation of the subsidiary, were recorded for the three months ended March 31, 2020 and 2019, respectively. A current state income tax expense (benefit) of $(72) and $(218), related to the operation of the subsidiary, were recorded for the three months ended March 31, 2020 and 2019, respectively

With respect to MTI, income taxes are accounted for under the asset and liability method pursuant to the provisions of ASC 740 related to income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A deferred tax expense related to the MTI temporary differences of $286 and $369 was recorded for the three months ended March 31, 2020 and 2019, respectively. A deferred tax asset of $23,136 and $23,422, related to the cumulative book and tax temporary differences, existed at March 31, 2020 and December 31, 2019, respectively.

All income tax positions taken for all open years are more likely than not to be sustained based upon their technical merit under applicable tax laws.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2020
(Unaudited)

NOTE 18. SUBSEQUENT EVENTS

Quarterly Distribution. On April 22, 2020, the Partnership declared a quarterly cash distribution of $0.0625 per common unit for the first quarter of 2020, or $0.25 per common unit on an annualized basis, which will be paid on May 15, 2020 to unitholders of record as of May 8, 2020.

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

We were formed in 2002 by Martin Resource Management Corporation, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management Corporation has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management Corporation is an important supplier and customer of ours. As of March 31, 2020, Martin Resource Management Corporation owned 15.7% of our total outstanding common limited partner units. Furthermore, Martin Resource Management Corporation controls Martin Midstream GP LLC ("MMGP"), our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of MMGP. MMGP owns a 2.0% general partner interest in us and all of our incentive distribution rights. Martin Resource Management Corporation directs our business operations through its ownership interests in and control of our general partner.

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

Significant Recent Developments

COVID-19 Pandemic

The Partnership prioritizes the health and safety of our employees, the businesses we serve, and the communities where we live and work. To support the safety of all of our employees and operations, precautionary measures have been implemented to prevent the COVID-19 virus from spreading in our workplace or the locations we serve, including suspending non-essential travel, limiting the number of employees attending meetings, reducing the number of people at our locations at any one time, monitoring the health of all employees, and implementing work-from-home initiatives for all eligible employees.

Further, we began awareness training for all of our drivers, vessel crews, blending operators and other affected personnel regarding preventative measures in or around our docks, vessels, and trucks and locations to which they are delivering. Our communication lines are open 24/7 for the environmental health and safety division, land and marine logistics, and sales and marketing teams.

Due to the economic impacts of the COVID-19 pandemic, the markets have experienced a decline in oil prices in response to oil demand concerns. These concerns have been further exacerbated by the price war among members of the Organization of Petroleum Exporting Countries and other non-OPEC producer nations during the first quarter 2020 and global storage considerations. Travel restrictions and stay-at-home orders implemented by governments in many regions and countries across the globe, including the United States, have greatly impacted the demand for refined products resulting in a significant reduction in refinery utilization. The COVID-19 pandemic has impacted our 2020 performance to date. The impact of this outbreak started in February and was more significant in March, during which time we have seen unfavorable trends in certain key metrics across several of our business lines compared to recent periods.

We expect to continue to experience the adverse impacts of COVID-19 on our business throughout the remainder of 2020 as a result of an expected continued reduction in refined product demand across the industries we serve. As we look forward in our Terminalling and Storage segment, there should be minimal impact on the storage component of this business due to minimum volume commitment contracts. However, there is downside risk in our packaged lubricant and grease businesses due to anticipated reduced demand from our oil and gas production customers and our construction customers. In our Transportation segment, reduced demand for refined products is expected to continue to impact our daily load count specific to our refinery customers in our land transportation business. Our near-term outlook currently remains cautiously optimistic for marine transportation as we are now seeing demand for the use of barges as floating storage for crude oil, which should support barge utilization if refinery barge demand decreases. In our Natural Gas Liquids segment, our butane optimization business could be impacted by reduced butane production out of third-party refineries as they run at lower utilization rates during the economic shutdown. As a result, we are unable to predict the amount of butane volume we are able to purchase and store this summer in order to sell back to refiners during the winter blending season. However, we believe working capital invested in this business will be significantly less than last year, primarily due to depressed energy prices which translates to lower debt levels supporting our butane business in 2020. Looking forward in our Sulfur Services segment, we believe our molten sulfur business will not be affected as we are paid a monthly logistics fee by our primary customer. However, we do believe there will be reduced overall sulfur volumes from third-party refineries, which will negatively impact our prilling volume, reducing our operating fee revenue. We expect, however, to continue to receive our reservation fees regardless of the amount of sulfur volume processed through our prillers.

The extent to which the duration and severity of the pandemic impacts our business, results of operations, and financial condition, will depend on future developments, which are highly uncertain and cannot be predicted at this time. Accordingly, the full impact of COVID-19 will not be reflected in our results of operations and overall financial performance until future periods. In an effort to conserve capital in the near-term, we are actively considering, planning and executing expense reduction initiatives and have elected to defer certain maintenance and growth capital expenditures until 2021.

Management also assessed the extent to which the current macroeconomic events brought about by COVID-19 and significant declines in refined product demand impacted the valuation of expected credit losses on accounts receivable and certain inventory items or resulted in modifications to any significant contracts. Ultimately the results of these assessments did not have a material impact on our results as of March 31, 2020.

Other Recent Developments

Beginning in July of 2018, we committed to strengthening our balance sheet through strategic initiatives aimed at reducing leverage by divesting non-core assets and businesses, creating the ability to focus on a streamlined corporate strategy and position the Partnership for growth.

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

Subsequent Events

Quarterly Distribution. On April 22, 2020, we declared a quarterly cash distribution of $0.0625 per common unit for the first quarter of 2020, or $0.25 per common unit on an annualized basis, which will be paid on May 15, 2020 to unitholders of record as of May 8, 2020.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated and condensed financial statements included elsewhere herein. We prepared these financial statements in conformity with United States generally accepted accounting principles U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. See the "Critical Accounting Policies and Estimates" section in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2, "Significant Accounting Policies" in Notes to Consolidated Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 14, 2020.

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

Related Party Agreements

The Omnibus Agreement requires us to reimburse Martin Resource Management Corporation for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management Corporation for $34.4 million of direct costs and expenses for the three months ended March 31, 2020 compared to $35.4 million for the three months ended March 31, 2019. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management Corporation for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.  In each of the three months ended March 31, 2020 and 2019, the Conflicts Committee approved reimbursement amounts of $4.2 million and $4.2 million, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management Corporation provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management Corporation’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management Corporation also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

The agreements include, but are not limited to, a master transportation services agreement, marine transportation agreements, terminal services agreements, a tolling agreement, and a sulfuric acid sales agency agreement. Pursuant to the terms of the Omnibus Agreement, we are prohibited from entering into certain material agreements with Martin Resource Management Corporation without the approval of the Conflicts Committee.

For a more comprehensive discussion concerning the Omnibus Agreement and the other agreements that we have entered into with Martin Resource Management Corporation, please refer to "Item 13. Certain Relationships and Related Transactions, and Director Independence" set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 14, 2020.

Commercial

We have been and anticipate that we will continue to be both a significant customer and supplier of products and services offered by Martin Resource Management Corporation. In the aggregate, the impact of related party transactions included in total costs and expenses accounted for approximately 21% and 17% of our total costs and expenses during the three months ended March 31, 2020 and 2019, respectively.

Correspondingly, Martin Resource Management Corporation is one of our significant customers. Our sales to Martin Resource Management Corporation accounted for approximately 11% and 10% of our total revenues for both the three months ended March 31, 2020 and 2019, respectively.

For a more comprehensive discussion concerning the agreements that we have entered into with Martin Resource Management Corporation, please refer to "Item 13. Certain Relationships and Related Transactions, and Director Independence" set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 14, 2020.

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

Non-GAAP Financial Measures

The following table reconciles the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the three months ended March 31, 2020 and 2019.

Reconciliation of EBITDA, Adjusted EBITDA, and Distributable Cash Flow

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Net income (loss)	$8,815	$(3,656)
Less: (Income) from discontinued operations, net of income taxes	—	(1,102)
Income (loss) from continuing operations	8,815	(4,758)
Adjustments:
Interest expense, net	9,925	13,671
Income tax expense	347	696
Depreciation and amortization	15,239	14,901
EBITDA from Continuing Operations	34,326	24,510
Adjustments:
Loss on sale of property, plant and equipment, net	190	720
Unrealized mark-to-market on commodity derivatives	(669)	(147)
Transaction costs associated with acquisitions	—	184
Lower of cost or market adjustments	335	—
Gain on repurchase of senior unsecured notes	(3,484)	—
Unit-based compensation	346	352
Adjusted EBITDA from Continuing Operations	31,044	25,619
Adjustments:
Interest expense, net	(9,925)	(13,671)
Income tax expense	(347)	(696)
Amortization of debt premium	(77)	(77)
Amortization of deferred debt issuance costs	492	895
Deferred income tax expense	286	369
Payments for plant turnaround costs	(150)	(3,827)
Maintenance capital expenditures	(3,026)	(3,859)
Distributable Cash Flow from Continuing Operations	$18,297	$4,753

Income from discontinued operations, net of income taxes	$—	$1,102
Adjustments:
Depreciation and amortization	—	4,081
EBITDA and Adjusted EBITDA from Discontinued Operations	—	5,183
Maintenance capital expenditures	—	(336)
Distributable Cash Flow from Discontinued Operations	$—	$4,847

Results of Operations

The results of operations for the three months ended March 31, 2020 and 2019 have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the three months ended March 31, 2020 and 2019.  The results of operations for these interim periods are not necessarily indicative of the results of operations which might be expected for the entire year.

Our consolidated and condensed results of operations are presented on a comparative basis below.  There are certain items of income and expense which we do not allocate on a segment basis.  These items, including interest expense and indirect selling, general and administrative expenses, are discussed following the comparative discussion of our results within each segment.

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended March 31, 2020	(in thousands)
Terminalling and storage	$51,134	$(1,726)	$49,408	$1,029	$(271)	$758
Transportation	45,174	(6,233)	38,941	2,389	(7,410)	(5,021)
Sulfur services	28,336	(13)	28,323	11,296	2,562	13,858
Natural gas liquids	82,215	(4)	82,211	5,258	5,119	10,377
Indirect selling, general and administrative	—	—	—	(4,372)	—	(4,372)
Total	$206,859	$(7,976)	$198,883	$15,600	$—	$15,600

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended March 31, 2019	(in thousands)
Terminalling and storage	$55,892	$(1,721)	$54,171	$5,086	$(271)	$4,815
Transportation	45,186	(7,391)	37,795	3,530	(7,410)	(3,880)
Sulfur services	31,593	—	31,593	3,818	2,562	6,380
Natural gas liquids	116,474	—	116,474	1,739	5,119	6,858
Indirect selling, general and administrative	—	—	—	(4,567)	—	(4,567)
Total	$249,145	$(9,112)	$240,033	$9,606	$—	$9,606

Terminalling and Storage Segment

Comparative Results of Operations for the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,		Variance	Percent Change
	2020	2019
	(In thousands, except BBL per day)
Revenues:
Services	$22,167	$24,800	$(2,633)	(11)%
Products	28,967	31,092	(2,125)	(7)%
Total revenues	51,134	55,892	(4,758)	(9)%

Cost of products sold	24,988	28,277	(3,289)	(12)%
Operating expenses	12,951	13,353	(402)	(3)%
Selling, general and administrative expenses	1,659	1,349	310	23%
Depreciation and amortization	7,456	7,837	(381)	(5)%
	4,080	5,076	(996)	(20)%
Other operating income (loss), net	(3,051)	10	(3,061)	(30,610)%
Operating income	$1,029	$5,086	$(4,057)	(80)%

Shore-based throughput volumes (guaranteed minimum) (gallons)	20,000	20,000	—	—%
Smackover refinery throughput volumes (guaranteed minimum) (BBL per day)	6,500	6,500	—	—%

Services revenues. Services revenue decreased $2.6 million, of which $1.8 million was primarily a result of decreased throughput fees at our shore-based terminals combined with a $0.9 million decrease as a result of a decrease in minimum throughput revenue and pipeline fees at our Smackover refinery.

Products revenues. A 27% decrease in average sales price at our shore-based terminals resulted in a $2.9 million decrease in products revenues. Offsetting this decrease was a 4% increase in sales volumes at our blending and packaging facilities, resulting in a $0.9 million increase to products revenues.

Cost of products sold.  A 28% decrease in average cost per gallon at our shore-based terminals resulted in a $2.8 million decrease in cost of products sold. In addition, a 6% decrease in average cost per gallon, offset with a 4% increase in sales volumes at our blending and packaging facilities resulted in a $0.4 million decrease in cost of products sold.

Operating expenses. Operating expenses decreased primarily as a result of decreased utilities across our terminals.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased primarily due to an increase in professional fees across our terminals.

Depreciation and amortization.  The decrease in depreciation and amortization is due to the disposition of assets at several shore-based and specialty terminals, offset by recent capital expenditures.

Other operating income (loss), net.  Other operating income (loss), net represents gains and losses from the disposition of property, plant and equipment.

Transportation Segment

Comparative Results of Operations for the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,		Variance	Percent Change
	2020	2019
	(In thousands)
Revenues	$45,174	$45,186	$(12)	—%
Operating expenses	35,162	35,265	(103)	—%
Selling, general and administrative expenses	2,135	2,085	50	2%
Depreciation and amortization	4,280	3,570	710	20%
	$3,597	$4,266	$(669)	(16)%
Other operating loss, net	(1,208)	(736)	(472)	(64)%
Operating income	$2,389	$3,530	$(1,141)	(32)%

Marine Transportation Revenues.  An increase of $0.9 million in inland revenue is attributable to increased utilization and transportation rates. Offsetting these increases, offshore revenue decreased $0.2 million primarily due to decreased rates of $0.5 million, offset by increased utilization of $0.3 million.

Land Transportation Revenues. Freight revenue decreased $0.6 million primarily due to a 3% decrease in transportation rates. Additionally, fuel surcharge decreased $0.4 million.

Operating expenses.  Operating expenses remained relatively consistent.

Selling, general and administrative expenses.  Selling, general and administrative expenses remained relatively consistent.

Depreciation and amortization.  Depreciation and amortization increased as a result of recent capital expenditures, offset by asset disposals.

Other operating loss, net.  Other operating loss, net represents losses from the disposition of property, plant and equipment.

Sulfur Services Segment

Comparative Results of Operations for the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,		Variance	Percent Change
	2020	2019
	(In thousands)
Revenues:
Services	$2,915	$2,859	$56	2%
Products	25,421	28,734	(3,313)	(12)%
Total revenues	28,336	31,593	(3,257)	(10)%

Cost of products sold	16,804	21,566	(4,762)	(22)%
Operating expenses	2,910	2,163	747	35%
Selling, general and administrative expenses	1,203	1,178	25	2%
Depreciation and amortization	2,894	2,868	26	1%
	4,525	3,818	707	19%
Other operating income, net	6,771	—	6,771
Operating income	$11,296	$3,818	$7,478	196%

Sulfur (long tons)	183	109	74	68%
Fertilizer (long tons)	74	67	7	10%
Total sulfur services volumes (long tons)	257	176	81	46%

Services revenues.  Services revenues increased slightly as a result of renegotiation of contract terms effective January 2020.

Products revenues.  Products revenue decreased $11.3 million as a result of a 39% decrease in average sales price. A 46% increase in sales volumes, primarily attributable to a 68% increase in sulfur volumes, resulted in an offsetting increase of $8.0 million.

Cost of products sold.  A 47% decrease in average cost of products sold per ton reduced cost of products sold by $10.1 million. A 46% increase in sales volumes resulted in an offsetting increase in cost of products sold of $5.3 million.  Margin per ton decreased $7.20, or 18%.

Operating expenses.  Operating expenses increased primarily as a result of increases of $0.2 million in outside towing, $0.2 million in assist tugs, $0.2 million in marine fuel and lube, and $0.1 million in employee related expenses.

Selling, general and administrative expenses.   Selling, general and administrative expenses remained relatively consistent.

Depreciation and amortization.   Depreciation and amortization increased slightly as a result of recent capital expenditures.

Other operating income, net.  Other operating income, net increased $2.7 million as a result of business interruption recoveries related to the Neches ship-loader insurance claim received in the first quarter of 2020. An additional $4.1 million increase is related to a net gain from the disposition of property, plant and equipment.

Natural Gas Liquids Segment

Comparative Results of Operations for the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,		Variance	Percent Change
	2020	2019
	(In thousands)
Products Revenues	$82,215	$116,474	$(34,259)	(29)%
Cost of products sold	74,260	111,309	(37,049)	(33)%
Operating expenses	939	1,706	(767)	(45)%
Selling, general and administrative expenses	1,147	1,100	47	4%
Depreciation and amortization	609	626	(17)	(3)%
	5,260	1,733	3,527	204%
Other operating income (loss), net	(2)	6	(8)	(133)%
Operating income	$5,258	$1,739	$3,519	202%

NGL sales volumes (Bbls)	2,445	2,907	(462)	(16)%

Products Revenues. Our average sales price per barrel decreased $6.44, or 16%, resulting in a decrease to revenues of $18.7 million. The decrease in average sales price per barrel was a result of a decrease in market prices. Sales volumes decreased 16%, decreasing revenues by $15.5 million.

Cost of products sold.  Our average cost per barrel decreased $7.92, or 21%, decreasing cost of products sold by $23.0 million.  The decrease in average cost per barrel was a result of a decrease in market prices.  The decrease in sales volume of 16% resulted in a $14.0 million decrease to cost of products sold. Our margins increased $1.48 per barrel, or 83%, during the period.

Operating expenses.  Operating expenses decreased $0.8 million related to the divestiture of assets and the elimination of the associated expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses remained relatively consistent.

Depreciation and amortization. Depreciation and amortization remained relatively consistent.

Other operating income (loss), net.  Other operating income, net represents gains and losses from the disposition of property, plant and equipment.

Interest Expense, Net

Comparative Components of Interest Expense, Net for the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,		Variance	Percent Change
	2020	2019
	(In thousands)
Revolving loan facility	$2,444	$5,648	$(3,204)	(57)%
7.25% Senior notes	6,531	6,474	57	1%
Amortization of deferred debt issuance costs	492	895	(403)	(45)%
Amortization of debt premium	(77)	(77)	—	—%
Other	425	562	(137)	(24)%
Finance leases	114	183	(69)	(38)%
Capitalized interest	(4)	(2)	(2)	(100)%
Interest income	—	(12)	12	100%
Total interest expense, net	$9,925	$13,671	$(3,746)	(27)%

Indirect Selling, General and Administrative Expenses

	Three Months Ended March 31,		Variance	Percent Change
	2020	2019
	(In thousands)
Indirect selling, general and administrative expenses	$4,372	$4,567	$(195)	(4)%

Indirect selling, general and administrative expenses decreased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to transaction expenses incurred in the first quarter of 2019 related to the acquisition of MTI.

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

Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. The Conflicts Committee of our general partner approved the following reimbursement amounts during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Variance	Percent Change
	2020	2019
	(In thousands)
Conflicts Committee approved reimbursement amount	$4,103	$4,164	$(61)	(1)%

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

Cash Flows - Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following table details the cash flow changes between the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Variance	Percent Change
	2020	2019
	(In thousands)
Net cash provided by (used in):
Operating activities	$44,889	$40,603	$4,286	11%
Investing activities	(6,295)	(33,946)	27,651	81%
Financing activities	(41,382)	(6,730)	(34,652)	(515)%
Net increase (decrease) in cash and cash equivalents	$(2,788)	$(73)	$(2,715)	(3,719)%

Net cash provided by operating activities. The increase in net cash provided by operating activities for the three months ended March 31, 2020 includes an increase in operating results of $13.6 million and a favorable variance in other non-current assets and liabilities of $0.8 million. Offsetting this increase was a $5.2 million decrease in net cash received from discontinued operating activities, a $4.7 million decrease in other non-cash charges, and a $0.2 million unfavorable variance in working capital.

Net cash used in investing activities. Net cash used in investing activities for the three months ended March 31, 2020 decreased $23.7 million as a result of assets acquired from MTI in January of 2019. Also contributing to the increase was $3.8 million in proceeds received as a result of higher sales of property, plant and equipment in 2020, as well as, an increase of $1.8 million due to proceeds received from the involuntary conversion of property, plant and equipment. A decrease of $0.3 million resulted from cash used in discontinued investing activities. Offsetting these decreases was an increase of $1.9 million due to higher payments for capital expenditures and plant turnaround costs in 2020.

Net cash used in financing activities. Net cash used in financing activities for the three months ended March 31, 2020 increased primarily as a result of $154.5 million related to net payments of long-term borrowings. Offsetting the increase was a $102.4 million decrease in cash used related to excess purchase price over the carrying value of acquired assets in common control transactions during 2019 and a $17.2 million decrease in cash distributions paid.

Total Contractual Obligations

A summary of our total contractual cash obligations as of March 31, 2020, is as follows:

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Revolving credit facility (1)	$170,000	$—	$—	$170,000	$—
7.25% senior unsecured notes, due 2021	364,456	364,456	—	—	—
Throughput commitment	9,081	6,289	2,792	—	—
Operating leases	30,668	9,519	11,492	3,093	6,564
Finance lease obligations	5,640	5,114	526	—	—
Interest payable on finance lease obligations	216	193	23	—	—
Interest payable on fixed long-term debt obligations	23,713	23,713	—	—	—
Total contractual cash obligations	$603,774	$409,284	$14,833	$173,093	$6,564

(1) The revolving credit facility matures on (a) August 31, 2023, or (b) August 19, 2020 if the 2021 Notes have not been voluntarily refinanced on or prior to August 19, 2020.

The interest payable under our credit facility is not reflected in the above table because such amounts depend on the  outstanding balances and interest rates, which vary from time to time.

Letters of Credit.  At March 31, 2020, we had outstanding irrevocable letters of credit in the amount of $17.1 million, which were issued under our revolving credit facility.

Off Balance Sheet Arrangements.  We do not have any off-balance sheet financing arrangements.

Description of Our Long-Term Debt

2021 Senior Notes

For a description of our 7.25% senior unsecured notes due 2021, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Our Long-Term Debt" in our Annual Report on Form 10-K for the year ended December 31, 2019, as amended.

Revolving Credit Facility

At March 31, 2020, we maintained a $400.0 million revolving credit facility. The revolving credit facility matures on (a) August 31, 2023, or (b) August 19, 2020 if the 2021 Notes have not been voluntarily refinanced on or prior to August 19, 2020.

As of March 31, 2020, we had $170.0 million outstanding under the revolving credit facility and $17.1 million of outstanding irrevocable letters of credit, leaving a maximum available to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $212.9 million. After giving effect to our then current borrowings, outstanding letters of credit and the financial covenants contained in our revolving credit facility, we had the ability to borrow approximately $46.2 million in additional amounts thereunder as of March 31, 2020.

The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.  During the three months ended March 31, 2020, the level of outstanding draws on our credit facility has ranged from a low of $170.0 million to a high of $223.0 million.

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

Indebtedness under the credit facility bears interest at our option at the Eurodollar Rate (the British Bankers Association LIBOR Rate) plus an applicable margin or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin. We pay a per annum fee on all letters of credit issued under the credit facility, and we pay a commitment fee per annum on the unused revolving credit availability under the credit facility. The letter of credit fee, the commitment fee and the applicable margins for our interest rate vary quarterly based on our leverage ratio (as defined in the credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows as of March 31, 2020:

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

At March 31, 2020, the applicable margin for revolving loans that are LIBOR loans ranges from 2.25% to 3.50% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.25% to 2.50%. The applicable margin for LIBOR borrowings at March 31, 2020 is 3.25%.

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

At March 31, 2020, we had cash and cash equivalents of $0.1 million and available borrowing capacity of $46.2 million in additional amounts under our revolving credit facility with $170.0 million of borrowings outstanding.  Our revolving credit facility matures on August 31, 2023, or August 19, 2020 if our 2021 Notes have not been refinanced on or before such date. We are currently seeking to refinance the 2021 Notes, although no assurance can be given.

Upon the successful refinancing of the 2021 Notes, we expect that our primary sources of liquidity to meet operating expenses, service our indebtedness, pay distributions to our unitholders and fund capital expenditures will be provided by cash flows generated by our operations, borrowings under our revolving credit facility and access to the debt and equity capital markets.  Our ability to generate cash from operations will depend upon our future operating performance, which is subject to certain risks.   For a discussion of such risks, please read "Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2019, filed with the SEC on February 14, 2020, as updated and supplemented in Part II, Item 1A of this Quarterly Report on Form 10-Q, as may be further updated and supplemented from time to time in our future Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  In addition, due to the covenants in our revolving credit facility, our financial and operating performance impacts the amount we are permitted to borrow under that facility.

To address these challenges, since July of 2018, we have taken a number of strategic actions to strengthen our balance sheet and reduce leverage, such as asset dispositions and acquisitions, reductions in the distributions payable to our unitholders and efforts to focus our growth on business segments with a stronger economic outlook. For example, in an effort to preserve liquidity, we recently reduced the quarterly cash distribution per common unit to $0.0625 beginning with the distribution payable for the fourth quarter of 2019.  We expect this distribution reduction, along with the reduction announced in 2019, to result in approximately $68.2 million in cash we can retain annually for debt reduction and investment in higher return opportunities.

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

We are in compliance with all debt covenants as of March 31, 2020 and expect to be in compliance for the next twelve months provided the Partnership successfully completes the refinancing of the 2021 Notes.

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

Impact of Inflation

Inflation did not have a material impact on our results of operations for the three months ended March 31, 2020 or 2019.  Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the three months ended March 31, 2020 or 2019.

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

We have entered into hedging transactions as of March 31, 2020 to protect a portion of our commodity price risk exposure. These hedging arrangements are in the form of swaps and options for NGLs. We have instruments totaling a gross notional quantity of 25,000 barrels settling during the month of April 2020. These instruments settle against the applicable pricing source for each grade and location. These instruments are recorded on our Consolidated and Condensed Balance Sheets at March 31, 2020 in "Fair value of derivatives" as a current asset of $0.002 million. Based on the current net notional volume hedged as of March 31, 2020, a $0.10 change in the expected settlement price of these contracts would result in an impact to our net income of approximately $0.1 million.

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 3.93% as of March 31, 2020.  Based on the amount of unhedged floating rate debt owed by us on March 31, 2020, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $1.7 million annually.

We are not exposed to changes in interest rates with respect to our 2021 Notes as these obligations are fixed rate.  The estimated fair value of the 2021 Notes was approximately $146.8 million as of March 31, 2020, based on market prices of similar debt at March 31, 2020. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of a 100 basis point increase in interest rates. Such an increase in interest rates would result in approximately a $0.7 million decrease in the fair value of our long-term debt at March 31, 2020.

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

From time to time, we are subject to certain legal proceedings claims and disputes that arise in the ordinary course of our business. Although we cannot predict the outcomes of these legal proceedings, we do not believe these actions, in the aggregate, will have a material adverse impact on our financial position, results of operations or liquidity. Information regarding legal proceedings is set forth in Note 14 in Part I of this Form 10-Q.

Item 1A.	Risk Factors

Except as stated below, there have been no material changes to the Partnership's risk factors since our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 14, 2020.

The reduction in demand for refined products resulting from measures taken to prevent the spread of the COVID-19 virus has and is likely to continue to adversely affect our results of operations, cash flows and financial condition for an indeterminate amount of time.

The markets have experienced a decline in oil prices in response to oil demand concerns due to the economic impacts of the COVID-19 pandemic, greatly impacting the demand for refined products resulting in a significant reduction in refinery utilization. As demand for our services and products decline, we could experience a reduction in the utilization of our assets. The continued spread of COVID-19 or a similar pandemic could result in further instability in the markets and decreases in commodity prices resulting in further adverse impacts on our results of operations, cash flows, and financial condition. In addition, the continued spread of the COVID-19 virus, or similar pandemic, and the continuation of the measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns, may further impact our workforce and operations, the operations of our customers, and those of our vendors and suppliers. There is considerable uncertainty regarding such measures and potential future measures, which would have a material adverse effect on our results of operations, cash flows, and financial condition.

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

10.1
Tenth Amendment to Third Amended and Restated Credit Agreement, executed as of March 2, 2020, by and among Martin Operating Partnership L.P., a Delaware limited partnership, as borrower, Martin Midstream Partners L.P., a Delaware limited partnership, the other Loan Parties party thereto, the Lenders party thereto, and Royal Bank Of Canada, as administrative agent and collateral agent for the Lenders and as an L/C Issuer and a Lender (filed as Exhibit 10.1 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed March 6, 2020, and incorporated herein by reference).

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

101
Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, formatted in Extensible Business Reporting Language: (1) the Consolidated and Condensed Balance Sheets; (2) the Consolidated and Condensed Statements of Income; (3) the Consolidated and Condensed Statements of Cash Flows; (4) the Consolidated and Condensed Statements of Capital; and (5) the Notes to Consolidated and Condensed Financial Statements.

* Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

Date: 5/11/2020	By:	/s/ Robert D. Bondurant
Robert D. Bondurant
Executive Vice President, Treasurer, Chief Financial Officer, and Principal Accounting Officer