Form 10-Q
period 2020-06-30
MARTIN MIDSTREAM PARTNERS L.P.
filed 2020-08-07
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2020
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
 The number of the registrant’s Common Units outstanding at August 7, 2020, was 38,852,507.

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

Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the "SEC") on February 14, 2020, as updated and supplemented in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020 and Part II, Item 1A of this Quarterly Report on Form 10-Q, and as may be updated and supplemented from time to time in our future Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

3

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
Assets
Cash	$52	$2,856
Accounts and other receivables, less allowance for doubtful accounts of $516 and $532, respectively	48,517	87,254
Inventories	65,668	62,540
Due from affiliates	18,889	17,829
Other current assets	9,605	5,833
Assets held for sale	—	5,052
Total current assets	142,731	181,364

Property, plant and equipment, at cost	899,225	884,728
Accumulated depreciation	(493,115)	(467,531)
Property, plant and equipment, net	406,110	417,197

Goodwill	17,705	17,705
Right-of-use assets	24,554	23,901
Deferred income taxes, net	22,404	23,422
Other assets, net	3,475	3,567
Total assets	$616,979	$667,156

Liabilities and Partners’ Capital (Deficit)
Current installments of long-term debt and finance lease obligations	$368,150	$6,758
Trade and other accounts payable	45,785	64,802
Product exchange payables	5,133	4,322
Due to affiliates	444	1,470
Income taxes payable	498	472
Fair value of derivatives	—	667
Other accrued liabilities	26,496	28,789
Total current liabilities	446,506	107,280

Long-term debt, net	176,794	569,788
Finance lease obligations	405	717
Operating lease liabilities	17,081	16,656
Other long-term obligations	10,000	8,911
Total liabilities	650,786	703,352

Commitments and contingencies
Partners’ capital (deficit)	(33,807)	(36,196)
Total partners’ capital (deficit)	(33,807)	(36,196)
Total liabilities and partners' capital (deficit)	$616,979	$667,156

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Terminalling and storage *	$19,908	$21,377	$40,382	$44,481
Transportation *	31,485	41,321	70,426	79,116
Sulfur services	2,914	2,858	5,829	5,717
Product sales: *
Natural gas liquids	30,299	57,398	112,510	173,872
Sulfur services	30,506	32,998	55,914	61,732
Terminalling and storage	25,526	31,371	54,460	62,438
	86,331	121,767	222,884	298,042
Total revenues	140,638	187,323	339,521	427,356

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas liquids *	24,293	53,546	94,128	159,736
Sulfur services *	17,559	22,124	32,854	41,820
Terminalling and storage *	21,438	26,118	45,118	52,989
	63,290	101,788	172,100	254,545
Expenses:
Operating expenses *	44,202	53,579	95,484	105,428
Selling, general and administrative *	9,858	10,226	20,320	20,426
Depreciation and amortization	15,343	15,087	30,582	29,988
Total costs and expenses	132,693	180,680	318,486	410,387

Other operating income (loss), net	15	(1,633)	2,525	(2,353)
Operating income	7,960	5,010	23,560	14,616

Other income (expense):
Interest expense, net	(9,377)	(14,986)	(19,302)	(28,657)
Gain on retirement of senior unsecured notes	—	—	3,484	—
Other, net	4	1	7	4
Total other expense	(9,373)	(14,985)	(15,811)	(28,653)

Net income (loss) before taxes	(1,413)	(9,975)	7,749	(14,037)
Income tax expense	(790)	(639)	(1,137)	(1,335)
Income (loss) from continuing operations	(2,203)	(10,614)	6,612	(15,372)
Income from discontinued operations, net of income taxes	—	(180,568)	—	(179,466)
Net income (loss)	(2,203)	(191,182)	6,612	(194,838)
Less general partner's interest in net (income) loss	44	3,824	(132)	3,897
Less (income) loss allocable to unvested restricted units	10	65	(45)	67
Limited partners' interest in net income (loss)	$(2,149)	$(187,293)	$6,435	$(190,874)
See accompanying notes to consolidated and condensed financial statements.

*Related Party Transactions Shown Below

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:*
Terminalling and storage	$15,942	$17,477	$31,816	$36,449
Transportation	5,393	5,856	11,287	11,499
Product Sales	38	286	130	707
Costs and expenses:*
Cost of products sold: (excluding depreciation and amortization)
Sulfur services	2,554	2,884	5,321	5,458
Terminalling and storage	4,249	7,203	10,026	13,112
Expenses:
Operating expenses	19,440	24,407	41,211	46,943
Selling, general and administrative	8,055	8,558	16,367	17,093

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Allocation of net income (loss) attributable to:
Limited partner interest:
Continuing operations	$(2,149)	$(10,398)	$6,435	$(15,060)
Discontinued operations	—	(176,895)	—	(175,814)
	$(2,149)	$(187,293)	$6,435	$(190,874)
General partner interest:
Continuing operations	$(44)	$(212)	$132	$(307)
Discontinued operations	—	(3,612)	—	(3,590)
	$(44)	$(3,824)	$132	$(3,897)

Net income (loss) per unit attributable to limited partners:
Basic:
Continuing operations	$(0.06)	$(0.27)	$0.17	$(0.39)
Discontinued operations	—	(4.55)	—	(4.52)
	$(0.06)	$(4.82)	$0.17	$(4.91)
Weighted average limited partner units - basic	38,662	38,871	38,651	38,912
Diluted:
Continuing operations	$(0.06)	$(0.27)	$0.17	$(0.39)
Discontinued operations	—	(4.55)	—	(4.52)
	$(0.06)	$(4.82)	$0.17	$(4.91)
Weighted average limited partner units - diluted	38,662	38,871	38,652	38,912

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL (DEFICIT)
(Unaudited)
(Dollars in thousands)

		Partners’ Capital (Deficit)
	Parent Net Investment	Common Limited		General Partner Amount
		Units	Amount		Total
Balances - January 1, 2019	$23,720	39,032,237	$258,085	$6,627	$288,432
Net loss	—	—	(190,941)	(3,897)	(194,838)
Issuance of common units, net	—	—	(259)	—	(259)
Issuance of restricted units	—	16,944	—	—	—
Forfeiture of restricted units	—	(154,288)	—	—	—
Cash distributions	—	—	(28,851)	(589)	(29,440)
Unit-based compensation	—	—	715	—	715
Purchase of treasury units	—	(31,504)	(392)	—	(392)
Excess purchase price over carrying value of acquired assets	—	—	(102,393)	—	(102,393)
Deferred taxes on acquired assets and liabilities	—	—	24,781	—	24,781
Contribution to parent	(23,720)	—	—	—	(23,720)
Balances - June 30, 2019	$—	38,863,389	$(39,255)	$2,141	$(37,114)

Balances - January 1, 2020	$—	38,863,389	$(38,342)	$2,146	$(36,196)
Net income	—	—	6,480	132	6,612
Issuance of restricted units	—	81,000	—	—	—
Forfeiture of restricted units	—	(84,134)	—	—	—
Cash distributions	—	—	(4,825)	(98)	(4,923)
Unit-based compensation	—	—	709	—	709
Purchase of treasury units	—	(7,748)	(9)	—	(9)
Balances - June 30, 2020	$—	38,852,507	$(35,987)	$2,180	$(33,807)

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$6,612	$(194,838)
Less: Loss from discontinued operations, net of income taxes	—	179,466
Net income (loss) from continuing operations	6,612	(15,372)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,582	29,988
Amortization and write-off of deferred debt issuance costs	991	2,478
Amortization of premium on notes payable	(153)	(153)
Deferred income tax expense	1,018	856
Loss on sale of property, plant and equipment, net	175	2,353
Gain on retirement of senior unsecured notes	(3,484)	—
Derivative (income) loss	(1,463)	2,322
Net cash paid for commodity derivatives	796	(249)
Unit-based compensation	709	715
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	37,180	28,073
Product exchange receivables	—	59
Inventories	(3,128)	3,044
Due from affiliates	(1,060)	(15,947)
Other current assets	(5,547)	(3,061)
Trade and other accounts payable	(16,502)	(2,800)
Product exchange payables	811	(4,386)
Due to affiliates	(1,026)	428
Income taxes payable	26	131
Other accrued liabilities	(2,452)	(3,043)
Change in other non-current assets and liabilities	541	(693)
Net cash provided by continuing operating activities	44,626	24,743
Net cash provided by discontinued operating activities	—	7,770
Net cash provided by operating activities	44,626	32,513

Cash flows from investing activities:
Payments for property, plant and equipment	(19,053)	(14,102)
Acquisitions	—	(23,720)
Payments for plant turnaround costs	(231)	(4,742)
Proceeds from involuntary conversion of property, plant and equipment	1,768	—
Proceeds from sale of property, plant and equipment	4,369	659
Net cash used in continuing investing activities	(13,147)	(41,905)
Net cash provided by discontinued investing activities	—	209,155
Net cash provided by (used in) investing activities	(13,147)	167,250

Cash flows from financing activities:
Payments of long-term debt and finance lease obligations	(160,082)	(362,672)
Proceeds from long-term debt	131,000	298,000
Proceeds from issuance of common units, net of issuance related costs	—	(259)
Purchase of treasury units	(9)	(392)
Payment of debt issuance costs	(269)	(386)
Excess purchase price over carrying value of acquired assets	—	(102,393)
Cash distributions paid	(4,923)	(29,440)
Net cash used in financing activities	(34,283)	(197,542)

Net increase (decrease) in cash	(2,804)	2,221
Cash at beginning of period	2,856	300
Cash at end of period	$52	$2,521
Non-cash additions to property, plant and equipment	$1,276	$2,248

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2020
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

Restructuring Support Agreement. On June 25, 2020, the Partnership entered into a restructuring support agreement (as amended on July 7, 2020, the "Restructuring Support Agreement") with certain holders (the "Supporting Holders") that beneficially own, as of July 24, 2020, over 74% in principal amount of the Partnership’s 7.25% senior unsecured notes due 2021 (the "2021 Notes"), pursuant to which such holders and the Partnership agreed to enter into and implement a proposed debt restructuring transaction through an exchange offer with respect to the 2021 Notes (the "Exchange Offer") and a cash tender offer (the "Cash Tender Offer").

The Restructuring Support Agreement contemplates the following transactions:

•The Partnership agreed to commence the Exchange Offer to exchange the 2021 Notes, held by eligible holders of record, for either of:

(1)$650 in cash for each $1,000 in principal amount of 2021 Notes tendered (together with the Cash Tender Offer, the "Cash Offers"),

(2)$1,000 in principal amount of 11.50% senior secured second lien notes due 2025 (the "Exchange Notes") for each $1,000 in principal amount of 2021 Notes tendered, and

(3)

(a)The right to acquire such holder’s pro rata share of $50 million of 10.00% senior secured 1.5 lien notes due 2024 (the "New Notes", and the offer of the right to acquire such New Notes, the "Rights Offering"), the proceeds of which will be used to fund the Cash Offers;

(b)Holders that participate in the Rights Offering will receive Unused Proceeds (as described below) on a pro rata basis based on the principal amount of 2021 Notes participating in the Rights Offering, and $1,000 in principal amount of Exchange Notes for each $1,000 in principal amount of such holder’s 2021 Notes remaining after application of an amount (the "Unused Proceeds") equal to (i) the difference between $50 million and the amount of cash actually used in the Cash Offers multiplied by (ii) 0.85.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2020
(Unaudited)

•In connection with the Exchange Offer, the Partnership agreed to (x) commence a consent solicitation to make certain proposed amendments to the terms of the indenture governing the 2021 Notes to (i) eliminate substantially all of the restrictive covenants in the indenture governing the 2021 Notes, (ii) delete certain events of default and (iii) reduce the required time period for the Partnership to deliver a notice of redemption from at least 30 days before a redemption date to at least three business days before a redemption date and (y) solicit votes to accept the Plan, as further described below.

•The Partnership also agreed to commence a Cash Tender Offer to purchase 2021 Notes for $650 in cash for each $1,000 in principal amount of 2021 Notes tendered, to the extent held by holders of record not eligible to participate in the Exchange Offer. In connection with the Cash Tender Offer, the Partnership also agreed to commence a consent solicitation to make certain proposed amendments to the terms of the indenture governing the 2021 Notes, as described above.

•Each Supporting Holder agreed to tender its 2021 Notes pursuant to the terms of the Exchange Offer and to deliver corresponding consents.

The Restructuring Support Agreement contemplates various closing conditions, including, among other things, the negotiation of definitive documentation and a minimum tender condition (the "Minimum Participation Condition"), as described below. If the Exchange Offer and Cash Tender Offer are unsuccessful, the Restructuring Support Agreement provides agreed-upon terms for a pre-packaged financial restructuring plan (the "Plan") to be filed in cases commenced under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code" and such cases, the "Chapter 11 Cases"), subject to the terms and conditions of the Restructuring Support Agreement, including in the term sheet and the Plan attached thereto.

As of 5:00 p.m., New York City time, on July 23, 2020 (the “Early Participation Date”), the Partnership received tenders of approximately $335.5 million aggregate principal amount of the 2021 Notes in the Exchange Offer and Cash Tender Offer, which represented approximately 92.045% in principal amount of the 2021 Notes. On July 31, 2020, the required amount of Supporting Holders and the Partnership entered into an amendment to the Restructuring Support Agreement that, among other things, reduced the Minimum Participation Condition from 95% to 92% in principal amount of 2021 Notes tendered. As a result, the Minimum Participation Condition has been satisfied and, subject to satisfaction of other customary closing conditions, the Exchange offer and Cash Tender Offer will be consummated on or about August 12, 2020 and the Plan will not be filed.

The Supporting Holders may terminate the Restructuring Support Agreement if, among other customary termination events, the Partnership files for bankruptcy other than as contemplated by the Restructuring Support Agreement.

The Partnership expects to continue the operation of its business in the ordinary course and does not anticipate interruption in its operations during the restructuring regardless of whether the Partnership conducts its restructuring in or out of the chapter 11 process. The transactions contemplated by the Restructuring Support Agreement are not intended to impact trade vendors, employees, customers, or any related contractual agreements or obligations. The Partnership’s common units will remain outstanding and are not a part of the transactions contemplated by the Restructuring Support Agreement.

See Note 18, "Subsequent Events" for further discussion of the Exchange Offer and the related transactions that are being conducted pursuant to the Restructuring Support Agreement.

        Divestiture of Natural Gas Storage Assets. On June 28, 2019, the Partnership completed the sale of its membership interests in Arcadia Gas Storage, LLC, Cadeville Gas Storage LLC, Monroe Gas Storage Company, LLC and Perryville Gas Storage LLC (the "Natural Gas Storage Assets") to Hartree Cardinal Gas, LLC ("Hartree"), a subsidiary of Hartree Bulk Storage, LLC. The Natural Gas Storage Assets consist of approximately 50 billion cubic feet of working capacity located in northern Louisiana and Mississippi. In consideration of the sale of the Natural Gas Storage Assets, the Partnership received cash proceeds of $210,067 after transaction fees and expenses. The net proceeds were used to reduce outstanding borrowings under the Partnership's revolving credit facility. The Partnership concluded the disposition represented a strategic shift which had a major effect on its financial results going forward. As a result, the Partnership has presented the results of operations and

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2020
(Unaudited)

cash flows relating to the Natural Gas Storage Assets as discontinued operations for the three and six months ended June 30, 2019. See Note 3 for more information.

Impact of COVID-19 Pandemic. A novel strain of coronavirus ("COVID-19") surfaced in late 2019 and has spread around the world, including to the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic. Due to the economic impacts of the COVID-19 pandemic, the markets have experienced a decline in oil prices in response to oil demand concerns. These concerns were further exacerbated by the price war among members of the Organization of Petroleum Exporting Countries ("OPEC") and other non-OPEC producer nations during the first quarter of 2020 and global storage considerations. Travel restrictions and stay-at-home orders implemented by governments in many regions and countries across the globe, including the United States, have greatly impacted the demand for refined products resulting in a significant reduction in refinery utilization.

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

        Management considered the impact of the COVID-19 pandemic on the assumptions and estimates used in the preparation of the financial statements. Management identified triggering events requiring the performance of impairment testing of long-lived assets and goodwill related to both the performance of the Partnership's unit price during the first quarter of 2020 and certain of the Partnership's businesses that are sensitive to reductions in refined product demand and refinery utilization. As a result, the Partnership recorded impairment charges totaling $4,352 related to long-lived assets during the first quarter of 2020. See Note 3 for more information. No impairments were identified related to goodwill. A sustained reduction in refinery demand and utilization could lead to future asset impairments as well as adversely affect access to capital and financing to be able to meet future obligations. Management also assessed the extent to which the current macroeconomic events brought about by COVID-19 and significant declines in refined product demand impacted the valuation of expected credit losses on accounts receivable and certain inventory items or resulted in modifications to any significant contracts. Ultimately the results of these assessments did not have a material impact on the Partnership's results as of June 30, 2020.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

        During the first quarter of 2020, the Partnership adopted Accounting Standards Update ("ASU") 2016-13, "Financial Instruments - Credit Losses," which required the Partnership to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaced the existing incurred loss model and is applicable to the measurement of credit losses on financial assets, including trade receivables. Adoption of the new standard did not have a material impact on the Partnership’s consolidated financial statements.

NOTE 3. DIVESTITURES AND DISCONTINUED OPERATIONS

Divestiture of Natural Gas Storage Assets. On June 28, 2019, the Partnership completed the sale of the Natural Gas Storage Assets to Hartree, a subsidiary of Hartree Bulk Storage, LLC. The Natural Gas Storage Assets consist of approximately 50 billion cubic feet of working capacity located in northern Louisiana and Mississippi. In consideration of the sale of these assets, the Partnership received cash proceeds of $210,067 after transaction fees and expenses. The net proceeds were used to reduce outstanding borrowings under the Partnership's revolving credit facility. The Partnership has concluded the disposition represents a strategic shift and will have a major effect on its financial results going forward. As a result, the Partnership has presented the results of operations and cash flows relating to the Natural Gas Storage Assets as discontinued operations for the three and six months ended June 30, 2019.

        The operating results, which are included in income from discontinued operations, were as follows:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2020
(Unaudited)

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Total revenues	$11,902	$22,836
Total costs and expenses and other, net, excluding depreciation and amortization	(9,609)	(15,360)
Depreciation and amortization	(4,080)	(8,161)
Other operating loss[1]	(178,781)	(178,781)
Loss from discontinued operations before income taxes	(180,568)	(179,466)
Income tax expense	—	—
Loss from discontinued operations, net of income taxes	$(180,568)	$(179,466)

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

	June 30, 2020	December 31, 2019

Terminalling and storage	$—	$3,552
Transportation	—	1,500
Assets held for sale	$—	$5,052

        In the first quarter of 2020, the Partnership identified a triggering event related to a decline in the fair value related to the assets classified as held for sale at December 31, 2019. As a result, an impairment charge of $3,052 and $1,300 was recorded in the Terminalling and Storage and Transportation segments, respectively, during the three months ended March 31, of 2020 and was recorded in "Other operating income (loss)" in the Partnership's Consolidated and Condensed Statements of Operations. At June 30, 2020, the remaining assets previously classified as held for sale in the amount of $700 no longer met the criteria to be classified as held for sale in accordance with ASC 360-10.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2020
(Unaudited)

NOTE 4. REVENUE

        The following table disaggregates our revenue by major source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Terminalling and storage segment
Lubricant product sales	$25,526	$31,371	$54,460	$62,438
Throughput and storage	19,908	21,377	40,382	44,481
	$45,434	$52,748	$94,842	$106,919
Natural gas liquids segment
Natural gas liquids product sales	$30,299	$57,398	$112,510	$173,872
	$30,299	$57,398	$112,510	$173,872
Sulfur services segment
Sulfur product sales	$6,367	$8,204	$12,849	$18,156
Fertilizer product sales	24,139	24,794	43,065	43,576
Sulfur services	2,914	2,858	5,829	5,717
	$33,420	$35,856	$61,743	$67,449
Transportation segment
Land transportation	$19,873	$25,497	$44,107	$49,616
Inland transportation	10,611	14,188	24,317	26,665
Offshore transportation	1,001	1,636	2,002	2,835
	$31,485	$41,321	$70,426	$79,116

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
June 30, 2020
(Unaudited)

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

	2020	2021	2022	2023	2024	Thereafter	Total
Terminalling and storage
Throughput and storage	$23,123	$43,273	$40,394	$41,605	$42,854	$338,339	$529,588
Sulfur services
Sulfur product sales	12,980	17,025	14,879	13,834	975	975	60,668
Total	$36,103	$60,298	$55,273	$55,439	$43,829	$339,314	$590,256

NOTE 5. INVENTORIES

Components of inventories at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
Natural gas liquids	$26,783	$19,097
Sulfur	5,257	4,586
Fertilizer	11,478	15,852
Lubricants	18,209	18,925
Other	3,941	4,080
	$65,668	$62,540

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2020
(Unaudited)

NOTE 6. DEBT

At June 30, 2020 and December 31, 2019, long-term debt consisted of the following:

	June 30, 2020	December 31, 2019
$400,000 Revolving credit facility at variable interest rate (3.44%[1] weighted average at June 30, 2020), due August 2023[4] secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries, net of unamortized debt issuance costs of $4,206 and $4,586, respectively[2]	$176,794	$196,414
$400,000 Senior notes, 7.25% interest, net of unamortized debt issuance costs of $428 and $770, respectively, including unamortized premium of $191 and $344, respectively, issued $250,000 February 2013 and $150,000 April 2014, $26,200 repurchased during 2015, $9,344 repurchased during 2020, due February 2021, unsecured [2,3,4,5]	364,219	373,374
Total	541,013	569,788
Less: current portion	(364,219)	—
Total long-term debt, net of current portion	$176,794	$569,788

Current installments of finance lease obligations	$3,931	$6,758
Finance lease obligations	405	717
Total finance lease obligations	$4,336	$7,475

        1 Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at LIBOR plus an applicable margin or the base prime rate plus an applicable margin. All amounts outstanding at June 30, 2020 and December 31, 2019 were at LIBOR plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans currently ranges from 2.25% to 3.50% and the applicable margin for revolving loans that are base prime rate loans currently ranges from 1.25% to 2.50%.  The applicable margin for existing LIBOR borrowings at June 30, 2020 is 3.25%. The credit facility contains various covenants which limit the Partnership’s ability to make distributions; make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management Corporation (the "Omnibus Agreement"). Upon the earlier of (i) the closing of the Exchange Offer and related transactions and (ii) August 15, 2020, the applicable margin for revolving loans that are LIBOR loans will range from 2.75% to 4.00% and the applicable margin for revolving loans that are base prime rate loans will range from 1.75% to 3.00%. Starting on such date, LIBOR will have a floor of 1.0% per annum.

        2 The Partnership is in compliance with all debt covenants as of June 30, 2020 and December 31, 2019, respectively.

        3 The 2021 indenture restricts the Partnership’s ability to sell assets; pay distributions or repurchase units or redeem or repurchase subordinated debt; make investments; incur or guarantee additional indebtedness or issue preferred units; and consolidate, merge or transfer all or substantially all of its assets.

        4 As of June 30, 2020, the 2021 Notes were due within twelve months and have therefore been presented as a current liability on the Consolidated and Condensed Balance Sheets at June 30, 2020. The Partnership's amended revolving credit facility includes a provision that accelerates the August 31, 2023 maturity date of the revolving credit facility to (i) August 19, 2020 if either (x) more than $36.5 million of the 2021 Notes remain outstanding after completion of the Exchange Offer or (y) the Exchange Offer has not been completed by August 15, 2020 and the Partnership has not commenced the chapter 11 proceedings contemplated by the Plan prior to August 19, 2020 or (ii) October 16, 2020 if the Partnership commences such chapter 11 proceedings and the Plan is not effective by October 16, 2020.

On July 8, 2020, the Partnership amended its revolving credit facility to, among other things, permit the Exchange Offer. Certain of the amendments to the revolving credit facility became effective immediately, such as a modification to its maturity date to facilitate either the Exchange Offer or the Plan. Other amendments to the revolving credit facility will become effective upon the completion of the Exchange Offer and related transactions, or on August 15, 2020 if the Exchange Offer and

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2020
(Unaudited)

such related transactions have not closed by such date. The subsequent amendments to the Partnership’s revolving credit facility include, among other things, a reduction of the aggregate revolving commitments thereunder from $400 million to $300 million and an increase in the pricing under the revolving credit facility.

On July 9, 2020, the Partnership commenced the Exchange Offer and related transactions and offers contemplated by the Restructuring Support Agreement. As of the Early Participation Date, the Partnership received sufficient 2021 Notes tendered such that the Minimum Participation Condition has been satisfied and, subject to satisfaction of other customary closing conditions, the Exchange offer and Cash Tender Offer will be consummated on or about August 12, 2020 and the Plan will not be filed. In addition, the Partnership received the requisite majority consent necessary for the adoption of the proposed amendments to the indenture governing the 2021 Notes (the “2021 Notes Indenture”), which will, among other things, eliminate substantially all of the restrictive covenants in the 2021 Notes Indenture, delete certain events of default, and shorten the period of advance notice required to be given to holders of 2021 Notes from 30 days to three business days in the case of a redemption of the 2021 Notes. See Note 18, "Subsequent Events" for further discussion of the Exchange Offer and related transactions.

If we are unable to refinance the 2021 Notes either via the Exchange Offer or the Plan, in each case as contemplated by the Restructuring Support Agreement, we would be in default under our revolving credit facility. An event of default under our revolving credit facility would allow the lenders to declare the balance outstanding thereunder due and payable in full, which could trigger cross-defaults under other agreements, which could also result in the acceleration of those obligations by the counterparties to those agreements.

Pending the successful implementation of the refinancing of the 2021 Notes, the conditions described above have raised substantial doubt about the Partnership’s ability to continue as a going concern. The Partnership’s management is engaged in ongoing communication with credit providers and presently believes the measures being taken will enable the Partnership to successfully refinance the 2021 Notes and comply with covenants under its revolving credit facility, although no assurance can be given.

        5 In March 2020, the Partnership repurchased on the open market an aggregate $9,344 of the 2021 Notes, resulting in a gain on retirement of $3,484.

        The Partnership paid cash interest, net of capitalized interest, in the amount of $2,376 and $7,330 for the three months ended June 30, 2020 and 2019, respectively. The Partnership paid cash interest, net of capitalized interest, in the amount of $19,113 and $26,693 for the six months ended June 30, 2020 and 2019, respectively.  Capitalized interest was $6 and $0 for the three months ended June 30, 2020 and 2019, respectively. Capitalized interest was $9 and $2 for the six months ended June 30, 2020 and 2019, respectively.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2020
(Unaudited)

        The components of lease expense for the six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$2,767	$2,784	$5,611	$5,381
Finance lease cost:
Amortization of right-of-use assets	$526	688	$1,115	1,310
Interest on lease liabilities	$86	185	$196	368
Short-term lease cost	$3,492	2,671	$6,915	5,222
Variable lease cost	$22	$22	$50	$50
Total lease cost	$6,893	$6,350	$13,887	$12,331

Supplemental balance sheet information related to leases at June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$24,554	$23,901

Current portion of operating lease liabilities included in "Other accrued liabilities"	$7,906	$7,722
Operating lease liabilities	$17,081	16,656
Total operating lease liabilities	$24,987	$24,378

Finance Leases
Property, plant and equipment, at cost	$11,107	$15,367
Accumulated depreciation	$(3,360)	(3,941)
Property, plant and equipment, net	$7,747	$11,426

Current installments of finance lease obligations	$3,931	$6,758
Finance lease obligations	$405	717
Total finance lease obligations	$4,336	$7,475

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2020
(Unaudited)

        The Partnership’s future minimum lease obligations as of June 30, 2020 consist of the following:

	Operating Leases	Finance Leases
Year 1	$8,964	$4,044
Year 2	6,731	252
Year 3	4,055	172
Year 4	1,887	—
Year 5	1,210	—
Thereafter	6,319	—
Total	$29,166	$4,468
Less amounts representing interest costs	(4,179)	(132)
Total lease liability	$24,987	$4,336

        The Partnership has non-cancelable revenue arrangements that are under the scope of ASC 842 whereby we have committed certain terminalling and storage assets in exchange for a minimum fee. Future minimum revenues the Partnership expects to receive under these non-cancelable arrangements as of June 30, 2020 are as follows: 2020 - $9,960; 2021 - $14,019; 2022 - $13,004; 2023 - $12,609; 2024 - $12,609; subsequent years - $49,414.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2020
(Unaudited)

NOTE 8. SUPPLEMENTAL BALANCE SHEET INFORMATION

        Components of "Other accrued liabilities" were as follows:

	June 30, 2020	December 31, 2019
Accrued interest	$10,121	$10,761
Asset retirement obligations	—	25
Property and other taxes payable	4,305	5,411
Accrued payroll	2,749	3,011
Operating lease liabilities	7,906	7,722
Other	1,415	1,859
	$26,496	$28,789

The schedule below summarizes the changes in our asset retirement obligations:

June 30, 2020

Beginning asset retirement obligations	$8,936
Additions to asset retirement obligations	379
Accretion expense	206
Liabilities settled	(510)
Ending asset retirement obligations	9,011
Current portion of asset retirement obligations[1]	—
Long-term portion of asset retirement obligations[2]	$9,011

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
June 30, 2020
(Unaudited)

NOTE 9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Partnership’s revenues and cost of products sold are materially impacted by changes in commodity prices. Additionally, the Partnership's results of operations are materially impacted by changes in interest rates. In an effort to manage its exposure to these risks, the Partnership periodically enters into various derivative instruments, including commodity and interest rate hedges. All derivatives and hedging instruments are non-hedge derivatives and are included on the balance sheet as an asset or a liability measured at fair value and changes in fair value are recognized as gains and losses in earnings of the periods in which they occur.

(a) Commodity Derivative Instruments

        The Partnership from time to time has used derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  The Partnership monitors and manages the commodity market risk associated with potential commodity risk exposure.  In addition, the Partnership has focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. These hedging arrangements are in the form of swaps for NGLs. At June 30, 2020, the Partnership has instruments totaling a gross notional quantity of 0 barrels. At December 31, 2019, the Partnership had instruments totaling a gross notional quantity of 452,000 barrels settling during the period from January 31, 2020 through February 29, 2020. These instruments settle against the applicable pricing source for each grade and location.

(b) Interest Rate Derivative Instruments

        The Partnership is exposed to market risks associated with interest rates. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. From time to time, the Partnership enters into interest rate swaps to manage interest rate risk associated with the Partnership’s variable rate credit facility and its 2021 Notes. At June 30, 2020 and December 31, 2019, the Partnership did not have any outstanding interest rate derivative instruments.

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

(c) Tabular Presentation of Gains and Losses on Derivative Instruments

        The following table summarizes the fair value and classification of the Partnership’s derivative instruments in its Consolidated and Condensed Balance Sheets:

	Fair Values of Derivative Instruments in the Consolidated and Condensed Balance Sheets
	Derivative Assets			Derivative Liabilities
		Fair Values			Fair Values
	Balance Sheet Location	June 30, 2020	December 31, 2019	Balance Sheet Location	June 30, 2020	December 31, 2019
Derivatives not designated as hedging instruments:	Current:
Commodity contracts	Fair value of derivatives	$—	$—	Fair value of derivatives	$—	$667
Total derivatives not designated as hedging instruments		$—	$—		$—	$667

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2020
(Unaudited)

Effect of Derivative Instruments on the Consolidated and Condensed Statements of Operations
For the Three Months Ended June 30, 2020 and 2019

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2020	2019
Derivatives not designated as hedging instruments:
Commodity contracts	Cost of products sold	$(162)	$(2,083)
Total effect of derivatives not designated as hedging instruments		$(162)	$(2,083)

Effect of Derivative Instruments on the Consolidated and Condensed Statements of Operations
For the Six Months Ended June 30, 2020 and 2019

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2020	2019
Derivatives not designated as hedging instruments:
Commodity contracts	Cost of products sold	$(129)	$(2,322)
Total effect of derivatives not designated as hedging instruments		$(129)	$(2,322)

NOTE 10. PARTNERS' CAPITAL

As of June 30, 2020, Partners’ capital consisted of 38,852,507 common limited partner units, representing a 98% partnership interest, and a 2% general partner interest. Martin Resource Management Corporation, through subsidiaries, owns 6,114,532 of the Partnership's common limited partner units representing approximately 15.7% of the Partnership's outstanding common limited partner units. Martin Midstream GP LLC ("MMGP"), the Partnership's general partner, owns the 2% general partnership interest. Martin Resource Management Corporation controls the Partnership's general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of the Partnership's general partner.

The partnership agreement of the Partnership (the "Partnership Agreement") contains specific provisions for the allocation of net income and losses to each of the partners for purposes of maintaining their respective partner capital accounts.

Incentive Distribution Rights

MMGP holds a 2% general partner interest and certain incentive distribution rights ("IDRs") in the Partnership. IDRs are a separate class of non-voting limited partner interest that may be transferred or sold by the general partner under the terms of the Partnership Agreement, and represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution and any cumulative arrearages on common units once certain target distribution levels have been achieved. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the Partnership Agreement. The general partner was allocated no incentive distributions during the six months ended June 30, 2020 and 2019.

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
June 30, 2020
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Continuing operations:
Income (loss) from continuing operations	$(2,203)	$(10,614)	$6,612	$(15,372)
Less general partner’s interest in net income (loss):
Distributions payable on behalf of general partner interest	4	11	53	31
General partner interest in undistributed income (loss)	(48)	(223)	79	(338)
Less income (loss) allocable to unvested restricted units	(10)	(4)	45	(5)
Limited partners’ interest in net income (loss)	$(2,149)	$(10,398)	$6,435	$(15,060)

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2020
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Discontinued operations:
Income from discontinued operations	$—	$(180,568)	$—	$(179,466)
Less general partner’s interest in net income (loss):
Distributions payable on behalf of IDRs	—	—	—	—
Distributions payable on behalf of general partner interest	—	185	—	362
General partner interest in undistributed income	—	(3,797)	—	(3,952)
Less income allocable to unvested restricted units	—	(61)	—	(62)
Limited partners’ interest in net income	$—	$(176,895)	$—	$(175,814)

        The Partnership allocates the general partner's share of earnings between continuing and discontinued operations as a proportion of net income from continuing and discontinued operations to total net income.

        The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic weighted average limited partner units outstanding	38,661,852	38,871,420	38,651,357	38,912,250
Dilutive effect of restricted units issued	—	—	540	—
Total weighted average limited partner diluted units outstanding	38,661,852	38,871,420	38,651,897	38,912,250

        All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the periods presented. All common unit equivalents were antidilutive for the three and six months ended June 30, 2019 and the three months ended June 30, 2020 because the limited partners were allocated a net loss in this period.

NOTE 11. UNIT BASED AWARDS

        The Partnership recognizes compensation cost related to unit-based awards to both employees and non-employees in its consolidated and condensed financial statements in accordance with certain provisions of ASC 718. Amounts recognized in selling, general, and administrative expense in the consolidated and condensed financial statements with respect to these plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Employees	$301	$300	$602	$629
Non-employee directors	62	63	107	86
Total unit-based compensation expense	$363	$363	$709	$715

All of the Partnership's outstanding awards at June 30, 2020 met the criteria to be treated under equity classification.

        Long-Term Incentive Plans

   The Partnership's general partner has a long-term incentive plan for employees and directors of the general partner and its affiliates who perform services for the Partnership.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2020
(Unaudited)

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

On March 1, 2018, the Partnership issued 301,550 TBRU's and 317,925 PBRU's to certain employees of Martin Resource Management Corporation. The TBRU's vest in equal installments over a three-year service period. The PBRU's will vest at the conclusion of a three-year performance period based on certain performance targets. In addition, the PBRU's awarded on March 1, 2018 that are achieved will only vest if the grantee is employed by Martin Resource Management Corporation on March 31, 2021. As of June 30, 2020, the Partnership is unable to ascertain if certain performance conditions will be achieved and, as such, has not recognized compensation expense for the vesting of the units. The Partnership will record compensation expense for the vested portion of the units once the achievement of the performance condition is deemed probable.
        The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the six months ended June 30, 2020 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	379,019	$13.91
Granted (TBRU)	81,000	$2.53
Vested	(101,128)	$13.95
Forfeited	(84,134)	$13.90
Non-Vested, end of period	274,757	$10.54

Aggregate intrinsic value, end of period	$327

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2020
(Unaudited)

        A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three and six months ended June 30, 2020 and 2019 is provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Aggregate intrinsic value of units vested	$—	$—	$151	$1,351
Fair value of units vested	—	—	1,427	1,551

        As of June 30, 2020, there was $1,249 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 1.37 years.

NOTE 12. RELATED PARTY TRANSACTIONS

As of June 30, 2020, Martin Resource Management Corporation owns 6,114,532 of the Partnership’s common units representing approximately 15.7% of the Partnership’s outstanding limited partner units.  Martin Resource Management Corporation controls the Partnership's general partner by virtue of its 51% voting interest in Holdings, the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership and the Partnership’s IDRs.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management Corporation’s ownership as of June 30, 2020, effectively gives Martin Resource Management Corporation the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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

•distributing NGL's; and

•manufacturing and selling sulfur-based fertilizer products and other sulfur-related products.

        This restriction does not apply to:

•the ownership and/or operation on the Partnership’s behalf of any asset or group of assets owned by it or its affiliates;

•any business operated by Martin Resource Management Corporation, including the following:

◦distributing fuel oil, marine fuel and other liquids;

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2020
(Unaudited)

◦providing marine bunkering and other shore-based marine services in Texas, Louisiana, Mississippi, Alabama, and Florida;

◦operating a crude oil gathering business in Stephens, Arkansas;

◦providing crude oil gathering, refining, and marketing services of base oils, asphalt, and distillate products in Smackover, Arkansas;

◦providing crude oil marketing and transportation from the well head to the end market;

◦operating an environmental consulting company;

◦supplying employees and services for the operation of the Partnership's business; and

◦operating, solely for our account, the asphalt facilities in each of Hondo, South Houston and Port Neches, Texas and Omaha, Nebraska.

•any business that Martin Resource Management Corporation acquires or constructs that has a fair market value of less than $5,000;

•any business that Martin Resource Management Corporation acquires or constructs that has a fair market value of $5,000 or more if the Partnership has been offered the opportunity to purchase the business for fair market value and the Partnership declines to do so with the concurrence of the conflicts committee of the board of directors of the general partner of the Partnership (the "Conflicts Committee"); and

•any business that Martin Resource Management Corporation acquires or constructs where a portion of such business includes a restricted business and the fair market value of the restricted business is $5,000 or more and represents less than 20% of the aggregate value of the entire business to be acquired or constructed; provided that, following completion of the acquisition or construction, the Partnership will be provided the opportunity to purchase the restricted business.

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

        Effective January 1, 2020, through December 31, 2020, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $16,410.  The Partnership reimbursed Martin Resource Management Corporation for $4,103 and $4,164 of indirect expenses for the three months ended June 30, 2020 and 2019, respectively. The Partnership reimbursed Martin Resource Management Corporation for $8,261 and $8,328 of indirect expenses for the six months ended June 30, 2020 and 2019, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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
June 30, 2020
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2020
(Unaudited)

Terminal Services Agreements

        Diesel Fuel Terminal Services Agreement.  Effective January 1, 2016, the Partnership entered into a second amended and restated terminalling services agreement under which the Partnership provides terminal services to Martin Resource Management Corporation for marine fuel distribution.  At such time, the per-gallon throughput fee the Partnership charged under this agreement was increased when compared to the previous agreement and may be adjusted annually based on a price index.  This agreement was further amended on January 1, 2017, October 1, 2017, April 1, 2019, and January 1, 2020 to modify its minimum throughput requirements and throughput fees. The term of this agreement is currently evergreen and it will continue on a month to month basis until terminated by either party by giving 60 days’ written notice.

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

Other Agreements

         Cross Tolling Agreement. The Partnership is a party to an amended and restated tolling agreement with Cross Oil Refining and Marketing, Inc. ("Cross") dated October 28, 2014, under which the Partnership processes crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts for Cross.  The tolling agreement expires November 25, 2031.  Under this tolling agreement, Cross agreed to process a minimum of 6,500 barrels per day of crude oil at the facility at a fixed price per barrel.  Any additional barrels are processed at a modified price per barrel.  In addition, Cross agreed to pay a monthly reservation fee and a periodic fuel surcharge fee based on certain parameters specified in the tolling agreement.   Further, certain capital improvements, to the extent requested by Cross, are reimbursed through a capital recovery fee.  As of December 31, 2019, the annual capital recovery fee reimbursement of $2,088 expired. An additional $2,586 of capital recovery fee reimbursement will expire on December 31, 2020.  All of these fees (other than the fuel surcharge and capital recovery fee) are subject to escalation annually based upon the greater of 3% or the increase in the Consumer Price Index for a specified annual period. Also, the Partnership renegotiated a crude transportation contract set to expire in the first half of 2022 resulting in a reduction in revenue of $2,145 annually beginning January 1, 2020.

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

        The impact of related party revenues from sales of products and services is reflected in the consolidated and condensed financial statements as follows:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2020
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Terminalling and storage	$15,942	$17,477	$31,816	$36,449
Transportation	5,393	5,856	11,287	11,499
Product sales:
Sulfur services	9	9	28	16
Terminalling and storage	29	277	102	691
	38	286	130	707
	$21,373	$23,619	$43,233	$48,655

        The impact of related party cost of products sold is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of products sold:
Sulfur services	$2,554	$2,884	$5,321	$5,458
Terminalling and storage	4,249	7,203	10,026	13,112
	$6,803	$10,087	$15,347	$18,570

        The impact of related party operating expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Transportation	$13,388	$16,319	$28,941	$31,299
Natural gas liquids	498	2,054	995	4,079
Sulfur services	1,137	1,402	2,283	2,326
Terminalling and storage	4,417	4,632	8,992	9,239
	$19,440	$24,407	$41,211	$46,943

        The impact of related party selling, general and administrative expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Selling, general and administrative:
Transportation	$1,817	$1,729	$3,656	$3,457
Natural gas liquids	533	1,128	1,237	2,317
Sulfur services	746	710	1,489	1,426
Terminalling and storage	835	737	1,673	1,454
Indirect, including overhead allocation	4,124	4,254	8,312	8,439
	$8,055	$8,558	$16,367	$17,093

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2020
(Unaudited)

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

Three Months Ended June 30, 2020	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	46,976	(1,542)	45,434	7,272	2,969	3,427
Transportation	35,259	(3,774)	31,485	4,328	(2,078)	772
Sulfur services	33,420	—	33,420	3,131	8,814	1,739
Natural gas liquids	30,300	(1)	30,299	612	2,616	70
Indirect selling, general and administrative	—	—	—	—	(4,361)	—
Total	$145,955	$(5,317)	$140,638	$15,343	$7,960	$6,008

Three Months Ended June 30, 2019	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	54,351	(1,603)	52,748	7,826	4,254	3,668
Transportation	47,233	(5,912)	41,321	3,778	(2,629)	746
Sulfur services	35,856	—	35,856	2,854	7,528	3,273
Natural gas liquids	57,398	—	57,398	629	456	940
Indirect selling, general and administrative	—	—	—	—	(4,599)	—
Total	$194,838	$(7,515)	$187,323	$15,087	$5,010	$8,627

Six Months Ended June 30, 2020	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$98,110	$(3,268)	$94,842	$14,728	$3,727	$7,022
Transportation	80,433	(10,007)	70,426	8,608	(7,099)	4,698
Sulfur services	61,756	(13)	61,743	6,025	22,672	4,874
Natural gas liquids	112,515	(5)	112,510	1,221	12,993	175
Indirect selling, general and administrative	—	—	—	—	(8,733)	—
Total	$352,814	$(13,293)	$339,521	$30,582	$23,560	$16,769

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2020
(Unaudited)

Six Months Ended June 30, 2019	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$110,243	$(3,324)	$106,919	$15,663	$9,069	$9,013
Transportation	92,419	(13,303)	79,116	7,348	(6,509)	3,207
Sulfur services	67,449	—	67,449	5,722	13,908	5,479
Natural gas liquids	173,872	—	173,872	1,255	7,314	1,227
Indirect selling, general and administrative	—	—	—	—	(9,166)	—
Total	$443,983	$(16,627)	$427,356	$29,988	$14,616	$18,926

        The Partnership's assets by reportable segment as of June 30, 2020 and December 31, 2019, are as follows:

	June 30, 2020	December 31, 2019
Total assets:
Terminalling and storage	$286,233	$292,136
Transportation	163,951	170,045
Sulfur services	104,113	110,780
Natural gas liquids	62,682	94,195
Total assets	$616,979	$667,156

NOTE 14. COMMITMENTS AND CONTINGENCIES

Contingencies

From time to time, the Partnership is subject to various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership.

        On December 31, 2015, the Partnership received a demand from a customer in its lubricants packaging business for defense and indemnity in connection with lawsuits filed against it in various United States District Courts, which generally allege that the customer engaged in unlawful and deceptive business practices in connection with its marketing and advertising of its private label motor oil.  The Partnership disputes that it has any obligation to defend or indemnify the customer for its conduct.  Accordingly, on January 7, 2016, the Partnership filed a Complaint for Declaratory Judgment in the Chancery Court of Davidson County, Tennessee requesting a judicial determination that the Partnership does not owe the customer the demanded defense and indemnity obligations.  The lawsuits against the customer have been transferred to the United States District Court for the Western District of Missouri for consolidated pretrial proceedings.  On March 1, 2017, at the request of the parties, the Chancery Court of Davidson County, Tennessee administratively closed the Partnership's lawsuit pending rulings in the United States District Court for the Western District of Missouri.  In the event that either party moves the Chancery Court of Davidson County, Tennessee to reopen the case, we expect the Court would grant such motion and reopen the case.  Further, the same customer has made a claim under the Partnership’s insurance policy.  The insurer has denied the claim.  However, in the event that the customer is successful in pursuing the claim, such action would negatively impact the Partnership because the Partnership may have certain reimbursement obligations it would owe the insurance company.  If the case is reopened or the insurance claim by the customer is successful, we are currently unable to determine the exposure we may have in this matter, if any.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2020
(Unaudited)

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
Level 3: Unobservable inputs that reflect the entity's own assumptions and are not corroborated by market data.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 2
	June 30, 2020	December 31, 2019
Commodity derivative contracts, net	$—	$(667)
        The Partnership is required to disclose estimated fair values for its financial instruments. Fair value estimates are set forth below for these financial instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

•Accounts and other receivables, trade and other accounts payable, accrued interest payable, other accrued liabilities, income taxes payable and due from/to affiliates: The carrying amounts approximate fair value due to the short maturity and highly liquid nature of these instruments, and as such these have been excluded from the table below. There is negligible credit risk associated with these instruments.

•Current and non-current portion of long-term debt: The carrying amount of the revolving credit facility approximates fair value due to the debt having a variable interest rate and is in Level 2. The estimated fair value of the 2021 Notes is considered Level 1, as the fair value is based on quoted market prices in active markets.

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Notes	$364,219	$294,685	$373,374	$343,470

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

NOTE 17. INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Provision for income taxes	$790	$639	$1,137	$1,335

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2020
(Unaudited)

The operations of a partnership are generally not subject to income taxes, except for Texas margin tax, because its income is taxed directly to its partners. MTI, a wholly owned subsidiary of the Partnership, is subject to income taxes due to its corporate structure. Total income tax expense of $590 and $937, related to the operation of the subsidiary, for the three and six months ended June 30, 2020, resulted in an effective income tax rate of (472)% and 98.32%, respectively. Total income tax expense of $429 and $877, related to the operation of the subsidiary, for the three and six months ended June 30, 2019, respectively, resulted in an effective income tax rate ("ETR") of 26.3% and 25.49%, respectively.

The following items caused the quarterly and year-to-date ETR to be significantly different from the historical annual effective income tax rate ("AETR"):

•Pretax loss recorded for the three months ended June 30, 2020 due to the economic downturn resulting from the coronavirus pandemic.

•The Partnership has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the AETR for the full year to "ordinary" income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Partnership has used a discrete ETR method to calculate taxes for the three and six month periods ended June 30, 2020. The Partnership determined that since small changes in estimated "ordinary" income would result in significant changes in the estimated AETR, the historical method would not provide a reliable estimate for the three and six month periods ended June 30, 2020.

•During the second quarter and six months ended June 30, 2020, the Partnership recorded an income tax expense of approximately $341 related to the filing of the 2019 Federal income tax return, which decreased the quarter-to-date ETR by 272.8% and increased the year-to-date ETR by 35.78%.

        The Coronavirus Aid, Relief, and Economic Security ("CARES") Act was enacted on March 27, 2020, in response to the market volatility and instability resulting from the COVID-19 pandemic, and includes changes to various income tax provisions including, but not limited to, providing for a five-year carryback of net operating losses generated in taxable years beginning after December 31, 2017, and before January 1, 2021, suspension of the 80% taxable income limitation for net operating losses generated after December 31, 2017, and before January 1, 2021, and relaxation of the limitation of adjusted taxable income as determined under Internal Revenue Code Section 163(j) from 30% to 50% when determining the deduction for business interest expense for 2019 and 2020. Since, prior to its acquisition by the Partnership, MTI was a Qualified Subchapter S subsidiary ("QSub") of Martin Resource Management Corporation, it is precluded from carrying back net operating losses to its QSub taxable years. The other applicable provisions of the CARES Act have no material impact on the AETR, deferred taxes, or valuation allowances.

        A current federal income tax expense (benefit) of $(307) and $(174), related to the operation of the subsidiary, were recorded for the three and six months ended June 30, 2020, respectively, and $(78) and $218, for the three and six months ended June 30, 2019, respectively. A current state income tax expense (benefit) of $164 and $93, related to the operation of the subsidiary, were recorded for the three and six months ended June 30, 2020, respectively, and $20 and $(198) for the three and six months ended June 30, 2019, respectively.

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

        A deferred tax expense related to the MTI temporary differences of $733 and $487 was recorded for the three months ended June 30, 2020 and 2019, respectively, and $1,018 and $856 was recorded for the six months ended June 30, 2020 and 2019, respectively. A deferred tax asset of $22,404 and $23,422, related to the cumulative book and tax temporary differences, existed at June 30, 2020 and December 31, 2019, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2020
(Unaudited)

        All income tax positions taken for all open years are more likely than not to be sustained based upon their technical merit under applicable tax laws.

NOTE 18. SUBSEQUENT EVENTS

        Quarterly Distribution. On July 27, 2020, the Partnership declared a quarterly cash distribution of $0.005 per common unit for the second quarter of 2020, or $0.020 per common unit on an annualized basis, which will be paid on August 14, 2020 to unitholders of record as of August 7, 2020.

        Amendment to Credit Facility. On July 8, 2020, the Partnership amended its revolving credit facility (such amendment, the "Credit Facility Amendment") to, in part, facilitate the transactions contemplated by the Restructuring Support Agreement.

Upon the closing of the Credit Facility Amendment, the revolving credit facility was amended to, among other things:

•require the Partnership to prepay revolving loans to the extent that its Excess Cash (as defined in the Credit Facility Amendment) exceeds $25.0 million; and

•provide that the maturity date of the lenders’ commitments under the revolving credit facility is August 31, 2023; however, the maturity date will be:

◦August 19, 2020 if either (x) more than $36.5 million of the 2021 Notes remain outstanding after completion of the Exchange Offer or (y) the Exchange Offer has not been completed by August 15, 2020 and the Partnership has not commenced the chapter 11 proceedings contemplated by the Plan prior to August 19, 2020; or

◦October 16, 2020 if the Partnership commences the chapter 11 proceedings contemplated by the Plan and the Plan is not effective by October 16, 2020.

Upon the earlier of (x) the closing of the Exchange Offer and Cash Tender Offer and satisfaction of certain other conditions set forth in the Credit Facility Amendment and (y) August 15, 2020, the Credit Facility Amendment will amend the Partnership’s revolving credit facility to, among other things:

•permit the Partnership to issue up to $54.0 million of the New Notes and up to $323.0 million of the Exchange Notes, subject to the restrictions set forth therein;

•reduce the aggregate amount of commitments under the revolving credit facility from $400 million to $300 million;

•require an additional $25 million reduction in the commitments under the revolving credit facility if the Partnership receives $25 million or more in net cash proceeds from any asset sale;

•limit the Partnership’s ability to make quarterly distributions to its unitholders in excess of $0.005 per unit unless the Partnership’s Total Leverage Ratio (as defined in the revolving credit facility) is below 3.75x;

•increase the pricing under the revolving credit facility and add a 1.0% LIBOR floor;

•require the Partnership to maintain a minimum Interest Coverage Ratio (as defined in the revolving credit facility) of 2.0:1.0 with respect to the fiscal quarters ending in September and December of 2020, 1.75:1.0 with respect to each fiscal quarter ending in 2021, and 2.0x with respect to each fiscal quarter thereafter;

•require the Partnership to maintain a maximum Total Leverage Ratio (as defined in the Credit Facility Amendment) of not more than 5.75:1.0 with respect to the fiscal quarters ending in September and December of 2020 and March and June of 2021, 5.50 with respect to the fiscal quarter ending in September of 2021, 5.00 with respect to the fiscal quarter ending in December of 2021 and the fiscal quarters ending in March, June and September of 2022, and

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2020
(Unaudited)

4.50:1.0 with respect to each fiscal quarter thereafter, which financial covenant replaces the existing maximum Leverage Ratio (as defined in the revolving credit facility in effect prior to the Credit Facility Amendment);

•require the Partnership to maintain a maximum First Lien Leverage Ratio (as defined in the Credit Facility Amendment) of not more than 2.25:1.0 with respect to the fiscal quarters ending in September and December of 2020 and each fiscal quarter ending in 2021, and 2.0:1.0 with respect to each fiscal quarter thereafter, which financial covenant replaces the existing maximum Senior Leverage Ratio (as defined in the revolving credit facility in effect prior to the Credit Facility Amendment).

Backstop Agreement. On July 9, 2020, the Partnership entered into a Backstop Agreement with certain of the Supporting Holders of the 2021 Notes, pursuant to which such Supporting Holders agreed to purchase any unsubscribed New Notes that are not purchased by eligible holders in the Rights Offering, or if the Exchange Offer and Cash Tender Offer are not consummated, pursuant to the Plan.

The Partnership has agreed to pay the Supporting Holders a backstop commitment fee of $3.75 million allocated among the Supporting Holders based on their pro rata shares of the backstop commitment, which commitment fee will be paid in New Notes. However, if the Restructuring Support Agreement is terminated due to the Partnership’s governing body exercising its fiduciary duties, if the backstop agreement is materially breached by the Partnership and therefore terminated by the Supporting Holdings, or if the New Notes are not issued by August 17, 2020 and the Partnership has not commenced Chapter 11 Cases, the commitment fee will be paid in cash.

Exchange Offer. On July 9, 2020, the Partnership commenced the Exchange Offer, the Cash Tender Offer, the Rights Offering and the consent solicitation contemplated by the Restructuring Support Agreement. The Exchange Offer expires at 5:00 p.m., New York City time, on August 7, 2020; however, the Early Participation Date occurred at 5:00 p.m., New York City time, on July 23, 2020. As of the Early Participation Date, the Partnership received tenders of approximately $335.5 million aggregate principal amount of the 2021 Notes, which represented approximately 92.045% in principal amount of the 2021 Notes. On July 31, 2020, the required amount of Supporting Holders and the Partnership entered into an amendment to the Restructuring Support Agreement that, among other things, reduced the Minimum Participation Condition from 95% to 92% in principal amount of 2021 Notes tendered. As a result, the Minimum Participation Condition has been satisfied and, subject to satisfaction of other customary closing conditions, the Exchange offer and Cash Tender Offer will be consummated on or about August 12, 2020 and the Plan will not be filed.

In addition, the Partnership received the requisite majority consent necessary for the adoption of the proposed amendments to the 2021 Notes Indenture, which will, among other things, eliminate substantially all of the restrictive covenants in the 2021 Notes Indenture, delete certain events of default, and shorten the period of advance notice required to be given to holders of 2021 Notes from 30 days to three business days in the case of a redemption of the 2021 Notes.

This description of the Exchange Offer, Cash Tender Offer and related consent solicitations (collectively, the "Offers") is for informational purposes only and does not constitute an offer to purchase or exchange or a solicitation of an offer to purchase or exchange any 2021 Notes or an offer to sell securities. The Offers are being made only pursuant to the Exchange Offer Memorandum, Consent Solicitation, Rights Offering, and Disclosure Statement Soliciting Acceptances of a Prepackaged Plan of Reorganization (the "Offering Memorandum") and Offer to Purchase and Consent Solicitation Statement, each dated July 9, 2020, which set forth a more detailed description of the terms of the Offers.

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

Overview

We are a publicly traded limited partnership with a diverse set of operations focused primarily in the U.S. Gulf Coast region. Our four primary business lines include:

•Terminalling, processing, storage and packaging services for petroleum products and by-products including the refining of naphthenic crude oil;

•Land and marine transportation services for petroleum products and by-products, chemicals, and specialty products;

•Sulfur and sulfur-based products processing, manufacturing, marketing, and distribution; and

•NGL marketing, distribution, and transportation services.

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

        We were formed in 2002 by Martin Resource Management Corporation, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management Corporation has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management Corporation is an important supplier and customer of ours. As of June 30, 2020, Martin Resource Management Corporation owned 15.7% of our total outstanding common limited partner units. Furthermore, Martin Resource Management Corporation controls Martin Midstream GP LLC ("MMGP"), our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of MMGP. MMGP owns a 2.0% general partner interest in us and all of our incentive distribution rights. Martin Resource Management Corporation directs our business operations through its ownership interests in and control of our general partner.

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

Significant Recent Developments

COVID-19

        The Partnership continues to prioritize the health and safety of our employees, the businesses we serve, and the communities where we live and work. To support the safety of all of our employees and operations, precautionary measures were implemented to prevent the COVID-19 virus from spreading in our workplace or the locations we serve, including suspending non-essential travel, limiting the number of employees attending meetings, reducing the number of people at our locations at any one time, monitoring the health of all employees, and implementing work-from-home initiatives for all eligible employees. Further, we continue to provide awareness training for all of our drivers, vessel crews, blending operators and other affected personnel regarding preventative measures in or around our docks, vessels, and trucks and locations to which they are delivering. Our communication lines are open 24/7 for the environmental health and safety division, land and marine logistics, and sales and marketing teams.

        Due to the economic impacts of the COVID-19 pandemic, the markets have experienced a decline in oil prices in response to oil demand concerns. These concerns were further exacerbated by the price war among members of OPEC and other non-OPEC producer nations during the first quarter 2020 and global storage considerations. Travel restrictions and stay-at-home orders implemented by governments in many regions and countries across the globe, including the United States, have greatly impacted the demand for refined products resulting in a significant reduction in refinery utilization. The COVID-19 pandemic has impacted our 2020 performance to date. The impact of this outbreak started in February and continued through the second quarter, during which time we have seen unfavorable trends in certain key metrics across several of our business lines compared to recent periods.

        We expect to continue to experience the adverse impacts of COVID-19 on our business throughout the remainder of 2020 as a result of an expected continued reduction in refined product demand across the industries we serve. While the Gulf Coast Region where the majority of our refinery services is focused has reopened their economies, the increase in COVID-19 cases and the impact on refinery utilization due to demand destruction is not clear. As we look forward in our Terminalling and Storage segment, we continue to expect minimal impact on the storage component of this business due to minimum volume commitment contracts. However, downside risk remains in our packaged lubricant and grease businesses due to reduced demand from our oil and gas production customers and our construction customers. In our Transportation segment, reduced demand for refined products and chemicals is expected to continue to impact our land and marine transportation businesses. In our Natural Gas Liquids segment, our butane optimization business could be impacted by reduced butane production out of third-party refineries as they run at lower utilization rates during the economic shutdown. Looking forward in our Sulfur Services segment, we believe our molten sulfur business will not be affected as we are paid a monthly logistics fee by our primary customer. However, we continue to believe there will be reduced overall sulfur volumes from third-party refineries, which will negatively impact our prilling volume, reducing our operating fee revenue. We expect, however, to continue to receive our reservation fees regardless of the amount of sulfur volume processed through our prillers.

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

        Management also assessed the extent to which the current macroeconomic events brought about by COVID-19 and significant declines in refined product demand impacted the valuation of expected credit losses on accounts receivable and certain inventory items or resulted in modifications to any significant contracts. Ultimately the results of these assessments did not have a material impact on our results as of June 30, 2020.

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

Subsequent Events

        Quarterly Distribution. On July 27, 2020, we declared a quarterly cash distribution of $0.005 per common unit for the second quarter of 2020, or $0.020 per common unit on an annualized basis, which will be paid on August 14, 2020 to unitholders of record as of August 7, 2020.

Restructuring Support Agreement; Exchange Offer and Related Transactions. On June 25, 2020, the Partnership entered into the Restructuring Support Agreement with certain Supporting Holders, pursuant to which such holders and the Partnership agreed to enter into and implement a proposed debt restructuring transaction through the Exchange Offer and Cash Tender Offer, and if the Exchange Offer and Cash Tender Offer are unsuccessful, the Restructuring Support Agreement provides agreed-upon terms for a pre-packaged financial restructuring Plan to be filed in the Chapter 11 Cases. As of the Early Participation Date, the Partnership received tenders of approximately $335.5 million aggregate principal amount of the 2021 Notes, which represented approximately 92.045% in principal amount of the 2021 Notes. On July 31, 2020, the required amount of Supporting Holders and the Partnership entered into an amendment to the Restructuring Support Agreement that, among other things, reduced the Minimum Participation Condition from 95% to 92% in principal amount of 2021 Notes tendered. As a result, the Minimum Participation Condition has been satisfied and, subject to satisfaction of other customary closing conditions, the Exchange offer and Cash Tender Offer will be consummated on or about August 12, 2020 and the Plan will not be filed. In addition, the Partnership received the requisite majority consent necessary for the adoption of the proposed amendments to the 2021 Notes Indenture, which will, among other things, eliminate substantially all of the restrictive covenants in the 2021 Notes Indenture, delete certain events of default, and shorten the period of advance notice required to be given to holders of 2021 Notes from 30 days to three business days in the case of a redemption of the 2021 Notes. Please see Note 1 and Note 18 in Part I of this Form 10-Q for more information about the Restructuring Support Agreement, the Exchange Offer and related transactions.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated and condensed financial statements included elsewhere herein. We prepared these financial statements in conformity with United States generally accepted accounting principles ("U.S. GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. See the "Critical Accounting Policies and Estimates" section in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2, "Significant Accounting Policies" in Notes to Consolidated Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 14, 2020.

Our Relationship with Martin Resource Management Corporation

 Martin Resource Management Corporation is engaged in the following principal business activities:

•distributing fuel oil, asphalt, marine fuel and other liquids;

•providing marine bunkering and other shore-based marine services in Texas, Louisiana, Mississippi, Alabama, and Florida;

•operating a crude oil gathering business in Stephens, Arkansas;

•providing crude oil gathering, refining, and marketing services of base oils, asphalt, and distillate products in Smackover, Arkansas;

•providing crude oil marketing and transportation from the well head to the end market;

•operating an environmental consulting company;

•supplying employees and services for the operation of our business; and

•operating, solely for our account, the asphalt facilities in each of Hondo, South Houston and Port Neches, Texas and Omaha, Nebraska.

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

Related Party Agreements

The Omnibus Agreement requires us to reimburse Martin Resource Management Corporation for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management Corporation for $30.2 million of direct costs and expenses for the three months ended June 30, 2020 compared to $38.8 million for the three months ended June 30, 2019. We reimbursed Martin Resource Management Corporation for $64.6 million of direct costs and expenses for the six months ended June 30, 2020 compared to $74.2 million for the six months ended June 30, 2019. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management Corporation for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.  For the three months ended June 30, 2020 and 2019, the conflicts committee of the board of directors of the general partner of the Partnership (the "Conflicts Committee") approved reimbursement amounts of $4.1 million and $4.3 million, respectively. In each of the six months ended June 30, 2020 and 2019, the Conflicts Committee approved reimbursement amounts of $8.3 million and $8.4 million, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management Corporation provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management Corporation’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management Corporation also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

        These additional agreements include, but are not limited to, a master transportation services agreement, marine transportation agreements, terminal services agreements, a tolling agreement, and a sulfuric acid sales agency agreement. Pursuant to the terms of the Omnibus Agreement, we are prohibited from entering into certain material agreements with Martin Resource Management Corporation without the approval of the Conflicts Committee.

        For a more comprehensive discussion concerning the Omnibus Agreement and the other agreements that we have entered into with Martin Resource Management Corporation, please refer to "Item 13. Certain Relationships and Related Transactions, and Director Independence" set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 14, 2020.

Commercial

We have been and anticipate that we will continue to be both a significant customer and supplier of products and services offered by Martin Resource Management Corporation. In the aggregate, the impact of related party transactions included in total costs and expenses accounted for approximately 26% and 24% of our total costs and expenses during the three months ended June 30, 2020 and 2019, respectively. In the aggregate, the impact of related party transactions included in total costs and expenses accounted for approximately 23% and 20% of our total costs and expenses during the six months ended June 30, 2020 and 2019, respectively.

Correspondingly, Martin Resource Management Corporation is one of our significant customers. Our sales to Martin Resource Management Corporation accounted for approximately 15% and 13% of our total revenues for the three months ended June 30, 2020 and 2019, respectively. Our sales to Martin Resource Management Corporation accounted for approximately 13% and 11% of our total revenues for both the six months ended June 30, 2020 and 2019, respectively.

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

Reconciliation of Non-GAAP Financial Measures

The following table reconciles the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the three and six months ended June 30, 2020 and 2019.

Reconciliation of EBITDA, Adjusted EBITDA, and Distributable Cash Flow

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Net income (loss)	$(2,203)	$(191,182)	$6,612	$(194,838)
Less: Loss from discontinued operations, net of income taxes	—	180,568	—	179,466
Income (loss) from continuing operations	(2,203)	(10,614)	6,612	(15,372)
Adjustments:
Interest expense, net	9,377	14,986	19,302	28,657
Income tax expense	790	639	1,137	1,335
Depreciation and amortization	15,343	15,087	30,582	29,988
EBITDA from Continuing Operations	23,307	20,098	57,633	44,608
Adjustments:
(Gain) loss on sale of property, plant and equipment, net	(15)	1,633	175	2,353
Unrealized mark-to-market on commodity derivatives	—	2,220	(669)	2,073
Transaction costs associated with acquisitions	—	40	—	224
Non-cash insurance related accruals	250	500	250	500
Lower of cost or market adjustments	—	303	335	303
Gain on repurchase of senior unsecured notes	—	—	(3,484)	—
Unit-based compensation	363	363	709	715
Adjusted EBITDA from Continuing Operations	23,905	25,157	54,949	50,776
Adjustments:
Interest expense, net	(9,377)	(14,986)	(19,302)	(28,657)
Income tax expense	(790)	(639)	(1,137)	(1,335)
Amortization of debt premium	(76)	(76)	(153)	(153)
Amortization of deferred debt issuance costs	499	1,583	991	2,478
Deferred income tax expense	732	487	1,018	856
Payments for plant turnaround costs	(81)	(915)	(231)	(4,742)
Maintenance capital expenditures	(2,280)	(2,628)	(5,306)	(6,487)
Distributable Cash Flow from Continuing Operations	$12,532	$7,983	$30,829	$12,736

Loss from discontinued operations, net of income taxes	$—	$(180,568)	$—	$(179,466)
Adjustments:
Depreciation and amortization	—	4,080	—	8,161
EBITDA from Discontinued Operations	—	(176,488)	—	(171,305)
Loss on sale of property, plant and equipment, net	—	178,781	—	178,781
Non-cash insurance related accruals	—	3,213	—	3,213
EBITDA and Adjusted EBITDA from Discontinued Operations	—	5,506	—	10,689
Maintenance capital expenditures	—	(576)	—	(912)
Distributable Cash Flow from Discontinued Operations	$—	$4,930	$—	$9,777

Results of Operations

        The results of operations for the three and six months ended June 30, 2020 and 2019 have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the three and six months ended June 30, 2020 and 2019.  The results of operations for these interim periods are not necessarily indicative of the results of operations which might be expected for the entire year.

Our consolidated and condensed results of operations are presented on a comparative basis below.  There are certain items of income and expense which we do not allocate on a segment basis.  These items, including interest expense and indirect selling, general and administrative expenses, are discussed following the comparative discussion of our results within each segment.

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended June 30, 2020	(in thousands)
Terminalling and storage	$46,976	$(1,542)	$45,434	$3,352	$(383)	$2,969
Transportation	35,259	(3,774)	31,485	555	(2,633)	(2,078)
Sulfur services	33,420	—	33,420	7,385	1,429	8,814
Natural gas liquids	30,300	(1)	30,299	1,029	1,587	2,616
Indirect selling, general and administrative	—	—	—	(4,361)	—	(4,361)
Total	$145,955	$(5,317)	$140,638	$7,960	$—	$7,960

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended June 30, 2019	(in thousands)
Terminalling and storage	$54,351	$(1,603)	$52,748	$4,400	$(146)	$4,254
Transportation	47,233	(5,912)	41,321	3,314	(5,943)	(2,629)
Sulfur services	35,856	—	35,856	5,285	2,243	7,528
Natural gas liquids	57,398	—	57,398	(3,390)	3,846	456
Indirect selling, general and administrative	—	—	—	(4,599)	—	(4,599)
Total	$194,838	$(7,515)	$187,323	$5,010	$—	$5,010

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Six Months Ended June 30, 2020	(in thousands)
Terminalling and storage	$98,110	$(3,268)	$94,842	$4,381	$(654)	$3,727
Transportation	80,433	(10,007)	70,426	2,944	(10,043)	(7,099)
Sulfur services	61,756	(13)	61,743	18,681	3,991	22,672
Natural gas liquids	112,515	(5)	112,510	6,287	6,706	12,993
Indirect selling, general and administrative	—	—	—	(8,733)	—	(8,733)
Total	$352,814	$(13,293)	$339,521	$23,560	$—	$23,560

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Six Months Ended June 30, 2019	(in thousands)
Terminalling and storage	$110,243	$(3,324)	$106,919	$9,486	$(417)	$9,069
Transportation	92,419	(13,303)	79,116	6,844	(13,353)	(6,509)
Sulfur services	67,449	—	67,449	9,103	4,805	13,908
Natural gas liquids	173,872	—	173,872	(1,651)	8,965	7,314
Indirect selling, general and administrative	—	—	—	(9,166)	—	(9,166)
Total	$443,983	$(16,627)	$427,356	$14,616	$—	$14,616

Terminalling and Storage Segment

Comparative Results of Operations for the Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,		Variance	Percent Change
	2020	2019
	(In thousands, except BBL per day)
Revenues:
Services	$21,436	$22,966	$(1,530)	(7)%
Products	25,540	31,385	(5,845)	(19)%
Total revenues	46,976	54,351	(7,375)	(14)%

Cost of products sold	22,697	27,497	(4,800)	(17)%
Operating expenses	12,254	13,257	(1,003)	(8)%
Selling, general and administrative expenses	1,398	1,378	20	1%
Depreciation and amortization	7,272	7,826	(554)	(7)%
	3,355	4,393	(1,038)	(24)%
Other operating income (loss), net	(3)	7	(10)	(143)%
Operating income	$3,352	$4,400	$(1,048)	(24)%

Shore-based throughput volumes (guaranteed minimum) (gallons)	20,000	20,000	—	—%
Smackover refinery throughput volumes (guaranteed minimum BBL per day)	6,500	6,500	—	—%

Services revenues. Services revenues decreased $1.5 million, of which $0.9 million was primarily a result of expiring capital recovery fees at our Smackover refinery and decreased fees related to a crude pipeline gathering rate adjustment combined with a $0.3 million decrease as a result of decreased lubricant delivery fees at our shore-based terminals. In addition, a decrease of $0.3 million was a result of decreased throughput rates at our specialty terminals.

Products revenues. A 15% decrease in sales volumes combined with a 3% decrease in average sales price at our blending and packaging facilities resulted in a $4.3 million decrease to products revenues. In addition, a 21% decrease in sales volumes combined with a 5% decrease in average sales price at our shore-based terminals resulted in a $1.7 million decrease to products revenues.

Cost of products sold. A 15% decrease in sales volumes combined with a 2% decrease in average cost per gallon at our blending and packaging facilities resulted in a $3.3 million decrease in cost of products sold. In addition, a 21% decrease in sales volumes combined with a 7% decrease in average cost per gallon at our shore-based terminals resulted in a $1.6 million decrease in cost of products sold.

Operating expenses. Operating expenses decreased $1.0 million which is primarily a result of decreased compensation expenses of $0.3 million, repairs and maintenance of $0.2 million and materials and supplies of $0.2 million.

Selling, general and administrative expenses. Selling, general and administrative expenses remained consistent.

Depreciation and amortization. The decrease in depreciation and amortization is the result of assets becoming fully depreciated.

Other operating income (loss), net. Other operating loss, net represents gains and losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,		Variance	Percent Change
	2020	2019
	(In thousands, except BBL per day)
Revenues:
Services	$43,603	$47,766	$(4,163)	(9)%
Products	54,507	62,477	(7,970)	(13)%
Total revenues	98,110	110,243	(12,133)	(11)%

Cost of products sold	47,685	55,774	(8,089)	(15)%
Operating expenses	25,205	26,610	(1,405)	(5)%
Selling, general and administrative expenses	3,057	2,727	330	12%
Depreciation and amortization	14,728	15,663	(935)	(6)%
	7,435	9,469	(2,034)	(21)%
Other operating income (loss), net	(3,054)	17	(3,071)	(18,065)%
Operating income	$4,381	$9,486	$(5,105)	(54)%

Shore-based throughput volumes (guaranteed minimum) (gallons)	40,000	40,000	—	—%
Smackover refinery throughput volumes (guaranteed minimum) (BBL per day)	6,500	6,500	—	—%

Services revenues. Services revenue decreased $4.2 million, of which $1.8 million was primarily a result of decreased throughput fees at our shore-based terminals combined with a $1.8 million decrease as a result of expiring capital recovery fees at our Smackover refinery and decreased fees related to a crude pipeline gathering rate adjustment. In addition, a decrease of $0.6 million was a result of decreased throughput rates at our specialty terminals.

Products revenues. A 10% decrease in sales volumes combined with a 18% decrease in average sales price at our shore-based terminals resulted in a $4.6 million decrease in products revenues. In addition, a 7% decrease in sales volumes combined with a 1% decrease in average sales price at our blending and packaging facilities resulted in a $3.4 million decrease to products revenues.

Cost of products sold. A 10% decrease in sales volumes combined with a 19% decrease in average cost per gallon at our shore-based terminals resulted in a $4.5 million decrease in cost of products sold. In addition, a 7% decrease in sales volumes combined with a 3% decrease in average cost per gallon at our blending and packaging facilities resulted in a $3.6 million decrease in cost of products sold.

Operating expenses. Operating expenses decreased $1.4 million primarily as a result of decreased utilities of $0.4 million, materials and supplies of $0.3 million, chemicals of $0.3 million and compensation expense of $0.2 million across our terminals.

Selling, general and administrative expenses. Selling, general and administrative expenses increased primarily due to an increase in professional fees across our terminals.

Depreciation and amortization. The decrease in depreciation and amortization is primarily the result of assets becoming fully depreciated.

Other operating income (loss), net. Other operating income (loss), net represents gains and losses from the disposition of property, plant and equipment. For the six months ended June 30, 2020, other operating income (loss), net represents the impairment charge resulting from a decline in the fair value related to assets previously classified as held for sale.

Transportation Segment

Comparative Results of Operations for the Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,		Variance	Percent Change
	2020	2019
	(In thousands)
Revenues	$35,259	$47,233	$(11,974)	(25)%
Operating expenses	28,331	36,512	(8,181)	(22)%
Selling, general and administrative expenses	2,058	1,980	78	4%
Depreciation and amortization	4,328	3,778	550	15%
	542	4,963	(4,421)	(89)%
Other operating income (loss), net	13	(1,649)	1,662	101%
Operating income	$555	$3,314	$(2,759)	(83)%

Marine Transportation Revenues. Inland revenue decreased $2.3 million, primarily related to decreased utilization and transportation rates. In addition, offshore revenue decreased $0.5 million primarily due to a decrease in transportation rates. Additionally, ancillary revenue (primarily fuel) decreased $1.4 million.

Land Transportation Revenues. Freight revenue decreased $5.5 million. Miles decreased 23% resulting in a $6.1 million decrease. Offsetting this decrease, transportation rates increased 2% resulting in a $0.6 million increase. Additionally, fuel surcharge revenue decreased $2.3 million.

Operating expenses. The decrease in operating expenses is primarily a result of decreases in pass through expenses (primarily fuel) of $3.3 million, compensation expense of $3.6 million, and repairs and maintenance of $0.9 million.

Selling, general and administrative expenses. Selling, general and administrative expenses remained relatively consistent.

Depreciation and amortization. Depreciation and amortization increased as a result of recent capital expenditures offset by asset disposals.

Other operating income (loss), net. Other operating income (loss), net represents losses from the disposition of property, plant and equipment.

        Comparative Results of Operations for the Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,		Variance	Percent Change
	2020	2019
	(In thousands)
Revenues	$80,433	$92,419	$(11,986)	(13)%
Operating expenses	63,493	71,777	(8,284)	(12)%
Selling, general and administrative expenses	4,193	4,065	128	3%
Depreciation and amortization	8,608	7,348	1,260	17%
	$4,139	$9,229	$(5,090)	(55)%
Other operating loss, net	(1,195)	(2,385)	1,190	50%
Operating income	$2,944	$6,844	$(3,900)	(57)%

Marine Transportation Revenues. Inland revenue decreased $1.4 million, primarily related to decreased tows. In addition, offshore revenue decreased $0.7 million primarily due to a decrease in transportation rates. Additionally, ancillary revenue (primarily fuel) decreased $1.1 million.

Land Transportation Revenues. Freight revenue decreased $6.1 million primarily due to a 12% decrease in miles. Additionally, fuel surcharge decreased $2.8 million.

Operating expenses. The decrease in operating expenses is primarily a result of decreases in pass through expenses (primarily fuel) of $3.6 million, compensation expense of $3.4 million, lease expense of $0.9 million, and repairs and maintenance of $0.9 million.

Selling, general and administrative expenses. Selling, general and administrative expenses remained relatively consistent.

Depreciation and amortization. Depreciation and amortization increased as a result of recent capital expenditures, offset by asset disposals.

Other operating loss, net. Other operating loss, net represents losses from the disposition of property, plant and equipment.

Sulfur Services Segment

Comparative Results of Operations for the Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,		Variance	Percent Change
	2020	2019
	(In thousands)
Revenues:
Services	$2,914	$2,858	$56	2%
Products	30,506	32,998	(2,492)	(8)%
Total revenues	33,420	35,856	(2,436)	(7)%

Cost of products sold	18,601	23,676	(5,075)	(21)%
Operating expenses	3,142	2,789	353	13%
Selling, general and administrative expenses	1,166	1,251	(85)	(7)%
Depreciation and amortization	3,131	2,854	277	10%
	7,380	5,286	2,094	40%
Other operating income (loss), net	5	(1)	6	600%
Operating income	$7,385	$5,285	$2,100	40%

Sulfur (long tons)	166	182	(16)	(9)%
Fertilizer (long tons)	91	88	3	3%
Total sulfur services volumes (long tons)	257	270	(13)	(5)%

Services revenues.  Services revenues increased slightly as a result of renegotiation of contract terms effective January 2020.

Products revenues.  Products revenues decreased $1.0 million as a result of a 3% decrease in average sales price. A 5% decrease in sales volumes, primarily attributable to a 9% decrease in sulfur volumes, resulted in an additional decrease of $1.5 million.

Cost of products sold.  A 17% decrease in average cost of products sold per ton reduced our cost of products sold by $4.1 million. A 5% decrease in sales volumes decreased our cost of products sold by $1.0 million. Margin per ton increased $11.80, or 34%.

Operating expenses.  Our operating expenses increased primarily as a result of a $0.3 million increase in insurance premiums and claims. An additional $0.2 million increase related to outside towing offset by a $0.2 million decrease in marine fuel and lube.

Selling, general and administrative expenses.   Selling, general and administrative expenses decreased a combined $0.1 million due to decreased compensation expense and professional fees.

Depreciation and amortization.   Depreciation and amortization increased as a result of recent capital expenditures.

Other operating income (loss), net.  Other operating income (loss), net represents gains and losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,		Variance	Percent Change
	2020	2019
	(In thousands)
Revenues:
Services	$5,829	$5,717	$112	2%
Products	55,927	61,732	(5,805)	(9)%
Total revenues	61,756	67,449	(5,693)	(8)%

Cost of products sold	35,405	45,242	(9,837)	(22)%
Operating expenses	6,052	4,952	1,100	22%
Selling, general and administrative expenses	2,369	2,429	(60)	(2)%
Depreciation and amortization	6,025	5,722	303	5%
	11,905	9,104	2,801	31%
Other operating income (loss), net	6,776	(1)	6,777	677,700%
Operating income	$18,681	$9,103	$9,578	105%

Sulfur (long tons)	349	291	58	20%
Fertilizer (long tons)	165	155	10	6%
Total sulfur services volumes (long tons)	514	446	68	15%

Services revenues.  Services revenues increased $0.1 million as a result of renegotiation of contract terms effective January 2020.

Products revenues.  Products revenue decreased $13.2 million as a result of a 21% decrease in average sales price. A 15% increase in sales volumes, primarily attributable to a 20% increase in sulfur volumes, resulted in an offsetting increase of $7.4 million.

Cost of products sold.  A 32% decrease in average cost of products sold per ton reduced cost of products sold by $14.5 million. A 15% increase in sales volumes resulted in an offsetting increase in cost of products sold of $4.7 million.  Margin per ton increased $2.95, or 8%.

Operating expenses.  Operating expenses increased as a result of a $0.4 million increase in insurance premiums and claims, a $0.4 million increase in outside towing, a $0.2 million increase in harbor and agency fees and a $0.1 million increase in repairs and maintenance expense.

Selling, general and administrative expenses.   Selling, general and administrative expenses decreased slightly due to a decrease in professional fees.

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

Natural Gas Liquids Segment

Comparative Results of Operations for the Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,		Variance	Percent Change
	2020	2019
	(In thousands)
Products Revenues	$30,300	$57,398	$(27,098)	(47)%
Cost of products sold	26,579	57,392	(30,813)	(54)%
Operating expenses	1,150	1,680	(530)	(32)%
Selling, general and administrative expenses	930	1,097	(167)	(15)%
Depreciation and amortization	612	629	(17)	(3)%
	1,029	(3,400)	4,429	130%
Other operating income (loss), net	—	10	(10)	(100)%
Operating income (loss)	$1,029	$(3,390)	$4,419	130%

NGL sales volumes (Bbls)	1,698	1,457	241	17%

        Products Revenues. Our average sales price per barrel decreased $21.55, or 55%, resulting in a decrease to revenues of $31.4 million. The decrease in average sales price per barrel was a result of a decrease in market prices. Sales volumes increased 17%, increasing revenues by $4.3 million.

Cost of products sold.  Our average cost per barrel decreased $23.74, or 60%, decreasing cost of products sold by $34.6 million.  The decrease in average cost per barrel was a result of a decrease in market prices.  The increase in sales volume of 17% resulted in a $3.8 million increase to cost of products sold. Our margins increased $2.19 per barrel, or $3.7 million during the period.

Operating expenses.  Operating expenses decreased $0.5 million related to the divestiture of retail propane assets and the elimination of the associated expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased primarily due to decreased compensation expense.

        Depreciation and amortization. Depreciation and amortization remained relatively consistent.

        Other operating income, net.  Other operating income, net represents gains and losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,		Variance	Percent Change
	2020	2019
	(In thousands)
Products Revenues	$112,515	$173,872	$(61,357)	(35)%
Cost of products sold	100,839	168,701	(67,862)	(40)%
Operating expenses	2,089	3,386	(1,297)	(38)%
Selling, general and administrative expenses	2,077	2,197	(120)	(5)%
Depreciation and amortization	1,221	1,255	(34)	(3)%
	6,289	(1,667)	7,956	477%
Other operating income (loss), net	(2)	16	(18)	(113)%
Operating income (loss)	$6,287	$(1,651)	$7,938	481%

NGL sales volumes (Bbls)	4,143	4,364	(221)	(5)%

        Products Revenues. Our average sales price per barrel decreased $12.68, or 32%, resulting in a decrease to revenues of $55.4 million. The decrease in average sales price per barrel was a result of a decrease in market prices. Sales volumes decreased 5%, decreasing revenues by $6.0 million.

Cost of products sold.  Our average cost per barrel decreased $14.32, or 37%, decreasing cost of products sold by $62.5 million.  The decrease in average cost per barrel was a result of a decrease in market prices.  The decrease in sales volume of 5% resulted in a $5.4 million decrease to cost of products sold. Our margins increased $1.63 per barrel, or $6.5 million, during the period.

        Operating expenses.  Operating expenses decreased $1.3 million related to the divestiture of assets and the elimination of the associated expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses remained relatively consistent.

Depreciation and amortization. Depreciation and amortization remained relatively consistent.

Other operating income (loss), net.  Other operating income, net represents gains and losses from the disposition of property, plant and equipment.

Interest Expense, Net

Comparative Components of Interest Expense, Net for the Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,		Variance	Percent Change
	2020	2019
	(In thousands)
Revolving loan facility	$1,720	$6,142	$(4,422)	(72)%
7.25% Senior notes	6,679	6,850	(171)	(2)%
Amortization of deferred debt issuance costs	499	1,583	(1,084)	(68)%
Amortization of debt discount	(76)	(76)	—	—%
Other	475	379	96	25%
Finance leases	85	186	(101)	(54)%
Capitalized interest	(5)	—	(5)
Interest income	—	(78)	78	100%
Total interest expense, net	$9,377	$14,986	$(5,609)	(37)

Comparative Components of Interest Expense, Net for the Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,		Variance	Percent Change
	2020	2019
	(In thousands)
Revolving loan facility	$4,164	$11,790	$(7,626)	(65)%
7.25% Senior notes	13,210	13,324	(114)	(1)%
Amortization of deferred debt issuance costs	991	2,478	(1,487)	(60)%
Amortization of debt premium	(153)	(153)	—	—%
Other	900	941	(41)	(4)%
Finance leases	199	369	(170)	(46)%
Capitalized interest	(9)	(2)	(7)	(350)%
Interest income	—	(90)	90	100%
Total interest expense, net	$19,302	$28,657	$(9,355)	(33)%

Indirect Selling, General and Administrative Expenses

	Three Months Ended June 30,		Variance	Percent Change	Six Months Ended June 30,		Variance	Percent Change
	2020	2019			2020	2019
	(In thousands)				(In thousands)
Indirect selling, general and administrative expenses	$4,361	$4,599	$(238)	(5)%	$8,733	$9,166	$(433)	(5)%

        Indirect selling, general and administrative expenses decreased for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to decreased professional fees. Indirect selling, general and administrative expenses decreased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to transaction expenses incurred in the first quarter of 2019 related to the acquisition of MTI of $0.2 million and decreased professional fees of $0.2 million.

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

        Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. The Conflicts Committee of our general partner approved the following reimbursement amounts during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Variance	Percent Change	Six Months Ended June 30,		Variance	Percent Change
	2020	2019			2020	2019
	(In thousands)				(In thousands)
Conflicts Committee approved reimbursement amount	$4,103	$4,164	$(61)	(1)%	$8,261	$8,328	$(67)	(1)%

        The amounts reflected above represent our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

Liquidity and Capital Resources

General

        Our primary sources of liquidity to meet operating expenses, service our indebtedness, fund capital expenditures and pay distributions to our unitholders have historically been cash flows generated by our operations, borrowings under our revolving credit facility and access to debt and equity capital markets, both public and private. Set forth below is a description of our cash flows for the periods indicated.

Cash Flows - Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

        The following table details the cash flow changes between the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,		Variance	Percent Change
	2020	2019
	(In thousands)
Net cash provided by (used in):
Operating activities	$44,626	$32,513	$12,113	37%
Investing activities	(13,147)	167,250	(180,397)	(108)%
Financing activities	(34,283)	(197,542)	163,259	83%
Net increase (decrease) in cash and cash equivalents	$(2,804)	$2,221	$(5,025)	(226)%

        Net cash provided by operating activities. The increase in net cash provided by operating activities for the six months ended June 30, 2020 includes an increase in operating results of $22.0 million, a favorable variance in working capital of $5.8 million, and a favorable variance in other non-current assets and liabilities of $1.2 million. Offsetting this increase was a $7.8 million decrease in net cash received from discontinued operating activities and a $9.1 million decrease in other non-cash charges.

        Net cash provided by (used in) investing activities. Net cash provided by (used in) investing activities for the six months ended June 30, 2020 decreased $180.4 million. A decrease of $23.7 million in cash used was a result of assets acquired from MTI in January of 2019. Offsetting this decrease was $3.7 million in proceeds received as a result of higher sales of property, plant and equipment in 2020 as well as $1.8 million in proceeds received from the involuntary conversion of property, plant and equipment. Cash received from discontinued investing activities decreased $209.2 million. An increase in cash used of $0.4 million resulted from higher payments for capital expenditures and plant turnaround costs in 2020.

        Net cash used in financing activities. Net cash used in financing activities for the six months ended June 30, 2020 decreased primarily as a result of a $102.4 million decrease in cash used related to excess purchase price over the carrying value of acquired assets in common control transactions during 2019. Additionally, net payments of long-term borrowings decreased $35.6 million and cash distributions paid decreased $24.5 million.

Total Contractual Obligations

A summary of our total contractual cash obligations as of June 30, 2020, is as follows:

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Revolving credit facility (1)	$181,000	$—	$—	$181,000	$—
7.25% senior unsecured notes, due 2021	364,456	364,456	—	—	—
Throughput commitment	6,140	5,852	288	—	—
Operating leases	29,166	8,964	10,786	3,097	6,319
Finance lease obligations	4,336	3,931	405	—	—
Interest payable on finance lease obligations	132	113	19	—	—
Interest payable on fixed long-term debt obligations	16,938	16,938	—	—	—
Total contractual cash obligations	$602,168	$400,254	$11,498	$184,097	$6,319

(1) The revolving credit facility matures on (a) August 31, 2023, or (b) (i) August 19, 2020 if either (x) more than $36.5 million of the 2021 Notes remain outstanding after completion of the Exchange Offer or (y) the Exchange Offer has not been completed by August 15, 2020 and the Partnership has not commenced the chapter 11 proceedings contemplated by the Plan prior to August 19, 2020 or (ii) October 16, 2020 if the Partnership commences such chapter 11 proceedings and the Plan is not effective by October 16, 2020. As of the Early Participation Date, the Partnership received sufficient 2021 Notes tendered such that the Minimum Participation Condition has been satisfied and, subject to satisfaction of other customary closing conditions, the Exchange offer and Cash Tender Offer will be consummated on or about August 12, 2020 and the Plan will not be filed.

The interest payable under our credit facility is not reflected in the above table because such amounts depend on the  outstanding balances and interest rates, which vary from time to time.

Letters of Credit.  At June 30, 2020, we had outstanding irrevocable letters of credit in the amount of $21.7 million, which were issued under our revolving credit facility.

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

Revolving Credit Facility

At June 30, 2020, we maintained a $400.0 million revolving credit facility. The revolving credit facility matures on August 31, 2023, or August 19, 2020 if either (x) more than $36.5 million of the 2021 Notes remain outstanding after completion of the Exchange Offer or (y) the Exchange Offer has not been completed by August 15, 2020 and the Partnership has not commenced the chapter 11 proceedings contemplated by the Plan prior to August 19, 2020 or (ii) October 16, 2020 if the Partnership commences such chapter 11 proceedings and the Plan is not effective by October 16, 2020. As of the Early Participation Date, the Partnership received sufficient 2021 Notes tendered such that the Minimum Participation Condition has been satisfied and, subject to satisfaction of other customary closing conditions, the Exchange offer and Cash Tender Offer will be consummated on or about August 12, 2020 and the Plan will not be filed.

As of June 30, 2020, we had $181.0 million outstanding under the revolving credit facility and $21.7 million of outstanding irrevocable letters of credit, leaving a maximum amount available to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $197.3 million. After giving effect to our then current borrowings, outstanding letters of credit and the financial covenants contained in our revolving credit facility, we had the ability to borrow approximately $33.7 million in additional amounts thereunder as of June 30, 2020.

Upon the effectiveness of the Credit Facility Amendment, the aggregate amount of commitments under the revolving credit facility will be reduced from $400 million to $300 million.
The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.  During the six months ended June 30, 2020, the level of outstanding draws on our credit facility has ranged from a low of $170.0 million to a high of $223.0 million.

The credit facility is guaranteed by substantially all of our subsidiaries. Obligations under the credit facility are secured by first priority liens on substantially all of our assets and those of the guarantors, including, without limitation, inventory, accounts receivable, bank accounts, marine vessels, equipment, fixed assets and the interests in our subsidiaries.

        We may prepay all amounts outstanding under the credit facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements. The credit facility requires mandatory prepayments of amounts outstanding thereunder with excess cash that exceeds $25.0 million and the net proceeds of certain asset sales, equity issuances and debt incurrences. After giving effect to the Credit Facility Amendment, if we sell assets and receive net cash proceeds in excess of $25.0 million, the commitments of the lenders under the revolving credit facility will be reduced by $25.0 million.

        Indebtedness under the credit facility bears interest at our option at the Eurodollar Rate (the British Bankers Association LIBOR Rate) plus an applicable margin or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin. We pay a per annum fee on all letters of credit issued under the credit facility, and we pay a commitment fee per annum on the unused revolving credit availability under the credit facility. The letter of credit fee, the commitment fee and the applicable margins for our interest rate vary quarterly based on our leverage ratio (as defined in the credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows as of June 30, 2020:

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

        At June 30, 2020, the applicable margin for revolving loans that are LIBOR loans ranges from 2.25% to 3.50% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.25% to 2.50%. The applicable margin for LIBOR borrowings at June 30, 2020 is 3.25%.  After giving effect to the Credit Facility Amendment, the applicable margin for revolving loans that are LIBOR loans will range from 2.75% to 4.00%, with a 1.0% floor for LIBOR, and the applicable margin for revolving loans that are base prime rate loans will range from 1.75% to 3.00%.

        The credit facility includes financial covenants that are tested on a quarterly basis, based on the rolling four quarter period that ends on the last day of each fiscal quarter.

        In addition, the credit facility contains various covenants, which, among other things, limit our and our subsidiaries’ ability to: (i) grant or assume liens; (ii) make investments (including investments in our joint ventures) and acquisitions; (iii) enter into certain types of hedging agreements; (iv) incur or assume indebtedness; (v) sell, transfer, assign or convey assets; (vi) repurchase our equity, make distributions (including a limit on our ability to make quarterly distributions to unitholders in excess of $0.005 per unit unless our total leverage ratio is below 3.75x) and certain other restricted payments; (vii) change the nature of our business; (viii) engage in transactions with affiliates; (ix) enter into certain burdensome agreements; (x) make certain amendments to the Omnibus Agreement and our material agreements; (xi) make capital expenditures; and (xii) permit our joint ventures to incur indebtedness or grant certain liens.

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

        At June 30, 2020, we had cash and cash equivalents of $0.1 million and available borrowing capacity of $33.7 million under our revolving credit facility with $181.0 million of borrowings outstanding.  Our revolving credit facility matures on August 31, 2023, or August 19, 2020 if either (x) more than $36.5 million of the 2021 Notes remain outstanding after completion of the Exchange Offer or (y) the Exchange Offer has not been completed by August 15, 2020 and the Partnership has not commenced the chapter 11 proceedings contemplated by the Plan prior to August 19, 2020 or (ii) October 16, 2020 if the Partnership commences such chapter 11 proceedings and the Plan is not effective by October 16, 2020. As of the Early Participation Date, the Partnership received sufficient 2021 Notes tendered such that the Minimum Participation Condition has been satisfied and, subject to satisfaction of other customary closing conditions, the Exchange offer and Cash Tender Offer will be consummated on or about August 12, 2020 and the Plan will not be filed.

        Following the successful refinancing of the 2021 Notes, we expect that our primary sources of liquidity to meet operating expenses, service our indebtedness, pay distributions to our unitholders and fund capital expenditures will be provided by cash flows generated by our operations, borrowings under our revolving credit facility and access to the debt and equity capital markets.  Our ability to generate cash from operations will depend upon our future operating performance, which is subject to certain risks.   For a discussion of such risks, please read "Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2019, filed with the SEC on February 14, 2020, as updated and supplemented in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020 and Part II, Item 1A of this Quarterly Report on Form 10-Q, as may be further updated and supplemented from time to time in our future Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  In addition, due to the covenants in our revolving credit facility, our financial and operating performance impacts the amount we are permitted to borrow under that facility.

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

        If we are unable to refinance the 2021 Notes in accordance with the Credit Facility Amendment either via the Exchange Offer or the Plan, in each case as contemplated by the Restructuring Support Agreement, we would be in default under our revolving credit facility.  An event of default under our revolving credit facility would allow the lenders to declare the balance outstanding thereunder due and payable in full, which could trigger cross-defaults under other agreements, which could also result in the acceleration of those obligations by the counterparties to those agreements.

        We are in compliance with all debt covenants as of June 30, 2020 and expect to be in compliance for the next twelve months provided the Partnership successfully completes the refinancing of the 2021 Notes.

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

Impact of Inflation

        Inflation did not have a material impact on our results of operations for the six months ended June 30, 2020 or 2019.  Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

        Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the six months ended June 30, 2020 or 2019.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

        Commodity Risk. The Partnership from time to time uses derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  We monitor and manage the commodity market risk associated with potential commodity risk exposure.  In addition, we focus on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. There were no open hedging arrangements as of June 30, 2020.

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 3.44% as of June 30, 2020.  Based on the amount of unhedged floating rate debt owed by us on June 30, 2020, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $1.8 million annually.

We are not exposed to changes in interest rates with respect to our 2021 Notes as these obligations are fixed rate.  The estimated fair value of the 2021 Notes was approximately $294.7 million as of June 30, 2020, based on market prices of similar debt at June 30, 2020. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of a 100 basis point increase in interest rates. Such an increase in interest rates would result in approximately a $1.5 million decrease in the fair value of our long-term debt at June 30, 2020.

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

        Except as stated below, there have been no material changes to the Partnership's risk factors since our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 14, 2020, as updated and supplemented in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020.

The Exchange Offer and Consent Solicitation may not be consummated. If the Exchange Offer is unsuccessful, we will file for bankruptcy.

Our ability to consummate the Exchange Offer is conditioned on the satisfaction or, where possible, waiver of the conditions set forth in the Offering Memorandum for the Exchange Offer. Although we satisfied the Minimum Tender Condition, there is no assurance that such other conditions will be satisfied. In the event that we are unable to consummate the Exchange Offer, we will file for bankruptcy. Bankruptcy, whether or not voluntary, would trigger an automatic default under our revolving credit facility and the indenture governing our 2021 Notes. In the event the Restructuring Support Agreement is terminated, our debtholders could, after receiving appropriate relief from the bankruptcy court, foreclose on the collateral under these agreements. An automatic default under our revolving credit facility or indenture governing our 2021 Notes or the termination of the Restructuring Support Agreement would have a material negative effect on our business, ongoing operations and reputation. In a foreclosure, there may be insufficient collateral to satisfy claims of our unsecured creditors. Moreover, the bankruptcy court could, upon a showing of cause, convert a chapter 11 reorganization into a chapter 7 liquidation, which would likely result in significantly smaller distributions to our creditors.

The Plan may have a material adverse effect on our operations.

In the event that we are unable to consummate the Exchange Offer, we believe that Chapter 11 Cases filed with the vote of more than 50% in number of holders of the 2021 Notes that cast ballots with respect to the Plan (the "Requisite Acceptance Vote") could be resolved expeditiously with minimal disruption to our business. Indeed, upon a commencement of the Chapter 11 Cases, we would attempt to convey the benefits of the Plan and the Chapter 11 Cases to our existing and potential customers, employees, creditors, equityholders and other stakeholders. If the Chapter 11 Cases are necessary, we believe that consummation of the Plan would improve our consolidated balance sheet and capital structure by extending the maturity of certain of our debt, and minimizing the business disruptions and potential customer defections by limiting uncertainty as to our viability as a going concern and the period of time during which the we are subject to such uncertainty. However, our solicitation of votes to accept the Plan (the "Plan Solicitation") and any subsequent commencement of Chapter 11 Cases could adversely affect the relationships between us and our existing and potential customers, employees, creditors and other stakeholders and subject us to other direct and indirect adverse consequences. For example:

•customers may decrease or eliminate business with us;

•employees could be distracted from performance of their duties, or more easily attracted to other career opportunities;

•it may become more difficult to retain, attract or replace key employees;

•vendors and suppliers could restrict or eliminate trade credit;

•certain of our suppliers may demand deposits or other security; and

•if we were not able to confirm and implement a plan of reorganization, we may be forced to liquidate under Chapter 7 of the Bankruptcy Code.

In addition, these factors could adversely affect our ability to obtain confirmation of the Plan.

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

10.1
Restructuring Support Agreement, dated as of June 25, 2020, among Martin Midstream Partners L.P., Martin Midstream GP LLC, Martin Midstream Finance Corp., Martin Operating GP LLC, Martin Operating Partnership L.P., Martin Transport, Inc., Redbird Gas Storage LLC, Talen’s Marine & Fuel, LLC, and certain consenting noteholders of the Partnership’s 7.25% senior unsecured notes due 2021 (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed June 26, 2020, and incorporated herein by reference).

10.2
Eleventh Amendment to Third Amended and Restated Credit Agreement, executed as of July 8, 2020, by and among Martin Operating Partnership L.P., a Delaware limited partnership, as borrower, Martin Midstream Partners L.P., a Delaware limited partnership, the other Loan Parties party thereto, the Lenders party thereto, and Royal Bank of Canada, as administrative agent and collateral agent for the Lenders and as an L/C Issuer and a Lender (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed July 9, 2020, and incorporated herein by reference).

10.3**
Backstop Agreement, dated as of July 9, 2020, among Martin Midstream Partners L.P., Martin Midstream Finance Corp., the other Credit Parties party thereto, and the backstop parties party thereto (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed July 9, 2020, and incorporated herein by reference).

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

101	Inline Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020, formatted in Extensible Business Reporting Language: (1) the Consolidated and Condensed Balance Sheets; (2) the Consolidated and Condensed Statements of Income; (3) the Consolidated and Condensed Statements of Cash Flows; (4) the Consolidated and Condensed Statements of Capital; and (5) the Notes to Consolidated and Condensed Financial Statements.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (contained in Exhibit 101).
* Filed or furnished herewith
** Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

August 7, 2020	By:	/s/ Robert D. Bondurant
Robert D. Bondurant
Executive Vice President, Treasurer, Chief Financial Officer, and Principal Accounting Officer