Form 10-Q
period 2020-09-30
MARTIN MIDSTREAM PARTNERS L.P.
filed 2020-10-26
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2020
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
 The number of the registrant’s Common Units outstanding at October 26, 2020, was 38,852,507.

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

Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the "SEC") on February 14, 2020, as updated and supplemented in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarters ended March 31, 2020 and June 30, 2020, and as may be updated and supplemented from time to time in our future Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
Assets
Cash	$1,862	$2,856
Accounts and other receivables, less allowance for doubtful accounts of $537 and $532, respectively	55,461	87,254
Product exchange receivables	212	—
Inventories	77,724	62,540
Due from affiliates	18,932	17,829
Other current assets	9,587	5,833
Assets held for sale	—	5,052
Total current assets	163,778	181,364

Property, plant and equipment, at cost	902,965	884,728
Accumulated depreciation	(506,645)	(467,531)
Property, plant and equipment, net	396,320	417,197

Goodwill	17,705	17,705
Right-of-use assets	23,201	23,901
Deferred income taxes, net	22,220	23,422
Other assets, net	3,116	3,567
Total assets	$626,340	$667,156

Liabilities and Partners’ Capital (Deficit)
Current installments of long-term debt and finance lease obligations	$31,979	$6,758
Trade and other accounts payable	45,326	64,802
Product exchange payables	3,044	4,322
Due to affiliates	467	1,470
Income taxes payable	335	472
Fair value of derivatives	391	667
Other accrued liabilities	23,153	28,789
Total current liabilities	104,695	107,280

Long-term debt, net	541,002	569,788
Finance lease obligations	348	717
Operating lease liabilities	16,005	16,656
Other long-term obligations	8,753	8,911
Total liabilities	670,803	703,352

Commitments and contingencies
Partners’ capital (deficit)	(44,463)	(36,196)
Total partners’ capital (deficit)	(44,463)	(36,196)
Total liabilities and partners' capital (deficit)	$626,340	$667,156

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Terminalling and storage *	$20,706	$21,193	$61,088	$65,674
Transportation *	31,938	40,211	102,364	119,327
Sulfur services	2,915	2,859	8,744	8,576
Product sales: *
Natural gas liquids	52,350	60,871	164,860	234,743
Sulfur services	18,965	20,213	74,879	81,945
Terminalling and storage	25,659	32,553	80,119	94,991
	96,974	113,637	319,858	411,679
Total revenues	152,533	177,900	492,054	605,256

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas liquids *	44,908	51,736	139,036	211,472
Sulfur services *	13,313	14,442	46,167	56,262
Terminalling and storage *	19,124	26,009	64,242	78,998
	77,345	92,187	249,445	346,732
Expenses:
Operating expenses *	43,105	51,071	138,589	156,499
Selling, general and administrative *	10,339	10,474	30,659	30,900
Depreciation and amortization	15,276	15,009	45,858	44,997
Total costs and expenses	146,065	168,741	464,551	579,128

Other operating income (loss), net	23	16,302	2,548	13,949
Gain on involuntary conversion of property, plant and equipment	4,522	—	4,522	—
Operating income	11,013	25,461	34,573	40,077

Other income (expense):
Interest expense, net	(12,943)	(11,973)	(32,245)	(40,630)
Gain on retirement of senior unsecured notes	—	—	3,484	—
Loss on exchange of senior unsecured notes	(8,516)	—	(8,516)	—
Other, net	—	(1)	7	3
Total other expense	(21,459)	(11,974)	(37,270)	(40,627)

Net income (loss) before taxes	(10,446)	13,487	(2,697)	(550)
Income tax expense	(373)	(237)	(1,510)	(1,572)
Income (loss) from continuing operations	(10,819)	13,250	(4,207)	(2,122)
Income from discontinued operations, net of income taxes	—	—	—	(179,466)
Net income (loss)	(10,819)	13,250	(4,207)	(181,588)
Less general partner's interest in net (income) loss	216	(265)	84	3,632
Less (income) loss allocable to unvested restricted units	53	(72)	8	(5)
Limited partners' interest in net income (loss)	$(10,550)	$12,913	$(4,115)	$(177,961)
See accompanying notes to consolidated and condensed financial statements.

*Related Party Transactions Shown Below

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:*
Terminalling and storage	$15,902	$17,538	$47,718	$53,987
Transportation	5,514	6,442	16,801	17,941
Product Sales	69	122	199	829
Costs and expenses:*
Cost of products sold: (excluding depreciation and amortization)
Sulfur services	2,512	2,620	7,833	8,078
Terminalling and storage	4,303	6,300	14,329	19,412
Expenses:
Operating expenses	18,915	21,745	60,126	66,409
Selling, general and administrative	8,356	8,358	24,723	24,148

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Allocation of net income (loss) attributable to:
Limited partner interest:
Continuing operations	$(10,550)	$12,913	$(4,115)	$(2,080)
Discontinued operations	—	—	—	(175,881)
	$(10,550)	$12,913	$(4,115)	$(177,961)
General partner interest:
Continuing operations	$(216)	$265	$(84)	$(42)
Discontinued operations	—	—	—	(3,590)
	$(216)	$265	$(84)	$(3,632)

Net income (loss) per unit attributable to limited partners:
Basic:
Continuing operations	$(0.27)	$0.33	$(0.11)	$(0.05)
Discontinued operations	—	—	—	(4.55)
	$(0.27)	$0.33	$(0.11)	$(4.60)
Weighted average limited partner units - basic	38,662	38,653	38,655	38,661
Diluted:
Continuing operations	$(0.27)	$0.33	$(0.11)	$(0.05)
Discontinued operations	—	—	—	(4.55)
	$(0.27)	$0.33	$(0.11)	$(4.60)
Weighted average limited partner units - diluted	38,662	38,653	38,655	38,661

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL (DEFICIT)
(Unaudited)
(Dollars in thousands)

		Partners’ Capital (Deficit)
	Parent Net Investment	Common Limited		General Partner Amount
		Units	Amount		Total
Balances - January 1, 2019	$23,720	39,032,237	$258,085	$6,627	$288,432
Net loss	—	—	(177,956)	(3,632)	(181,588)
Issuance of common units, net	—	—	(289)	—	(289)
Issuance of restricted units	—	16,944	—	—	—
Forfeiture of restricted units	—	(154,288)	—	—	—
Cash distributions	—	—	(38,480)	(785)	(39,265)
Unit-based compensation	—	—	1,064	—	1,064
Purchase of treasury units	—	(31,504)	(392)	—	(392)
Excess purchase price over carrying value of acquired assets	—	—	(102,393)	—	(102,393)
Deferred taxes on acquired assets and liabilities	—	—	24,781	—	24,781
Contribution to parent	(23,720)	—	—	—	(23,720)
Balances - September 30, 2019	$—	38,863,389	$(35,580)	$2,210	$(33,370)

Balances - January 1, 2020	$—	38,863,389	$(38,342)	$2,146	$(36,196)
Net income	—	—	(4,123)	(84)	(4,207)
Issuance of restricted units	—	81,000	—	—	—
Forfeiture of restricted units	—	(84,134)	—	—	—
Cash distributions	—	—	(5,019)	(102)	(5,121)
Unit-based compensation	—	—	1,070	—	1,070
Purchase of treasury units	—	(7,748)	(9)	—	(9)
Balances - September 30, 2020	$—	38,852,507	$(46,423)	$1,960	$(44,463)

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,207)	$(181,588)
Less: Loss from discontinued operations, net of income taxes	—	179,466
Net loss from continuing operations	(4,207)	(2,122)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	45,858	44,997
Amortization and write-off of deferred debt issuance costs	2,674	3,558
Amortization of premium on notes payable	(191)	(230)
Deferred income tax expense	1,202	1,100
(Gain) loss on sale of property, plant and equipment, net	153	(13,949)
Gain on involuntary conversion of property, plant and equipment	(4,522)	—
Non-cash impact related to exchange of senior unsecured notes	(749)	—
Gain on retirement of senior unsecured notes	(3,484)	—
Derivative (income) loss	(815)	(280)
Net cash paid for commodity derivatives	539	(249)
Unit-based compensation	1,070	1,064
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	30,012	25,748
Product exchange receivables	(212)	164
Inventories	(15,184)	(11,707)
Due from affiliates	(1,103)	1,150
Other current assets	(6,130)	(2,654)
Trade and other accounts payable	(17,117)	(10,577)
Product exchange payables	(1,278)	(7,257)
Due to affiliates	(1,003)	(1,468)
Income taxes payable	(137)	65
Other accrued liabilities	(5,534)	(8,904)
Change in other non-current assets and liabilities	(692)	(600)
Net cash provided by continuing operating activities	19,150	17,849
Net cash provided by discontinued operating activities	—	7,770
Net cash provided by operating activities	19,150	25,619
Cash flows from investing activities:
Payments for property, plant and equipment	(23,705)	(22,797)
Acquisitions	—	(23,720)
Payments for plant turnaround costs	(637)	(5,117)
Proceeds from involuntary conversion of property, plant and equipment	7,203	—
Proceeds from sale of property, plant and equipment	4,392	18,303
Net cash used in continuing investing activities	(12,747)	(33,331)
Net cash provided by discontinued investing activities	—	209,155
Net cash provided by (used in) investing activities	(12,747)	175,824
Cash flows from financing activities:
Payments of long-term debt and finance lease obligations	(257,658)	(639,308)
Proceeds from long-term debt	259,019	586,000
Proceeds from issuance of common units, net of issuance related costs	—	(289)
Purchase of treasury units	(9)	(392)
Payment of debt issuance costs	(3,628)	(4,294)
Excess purchase price over carrying value of acquired assets	—	(102,393)
Cash distributions paid	(5,121)	(39,265)
Net cash used in financing activities	(7,397)	(199,941)
Net increase (decrease) in cash	(994)	1,502
Cash at beginning of period	2,856	300
Cash at end of period	$1,862	$1,802
Non-cash additions to property, plant and equipment	$1,432	$1,045
See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2020
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

    Divestiture of Natural Gas Storage Assets. On June 28, 2019, the Partnership completed the sale of its membership interests in Arcadia Gas Storage, LLC, Cadeville Gas Storage LLC, Monroe Gas Storage Company, LLC and Perryville Gas Storage LLC (the "Natural Gas Storage Assets") to Hartree Cardinal Gas, LLC ("Hartree"), a subsidiary of Hartree Bulk Storage, LLC. The Natural Gas Storage Assets consist of approximately 50 billion cubic feet of working capacity located in northern Louisiana and Mississippi. In consideration of the sale of the Natural Gas Storage Assets, the Partnership received cash proceeds of $210,067 after transaction fees and expenses. The net proceeds were used to reduce outstanding borrowings under the Partnership's revolving credit facility. The Partnership concluded the disposition represented a strategic shift which had a major effect on its financial results going forward. As a result, the Partnership has presented the results of operations and cash flows relating to the Natural Gas Storage Assets as discontinued operations for the three and nine months ended September 30, 2019. See Note 3 for more information.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2020
(Unaudited)

    Management considered the impact of the COVID-19 pandemic on the assumptions and estimates used in the preparation of the financial statements. Management identified triggering events requiring the performance of impairment testing of long-lived assets and goodwill related to both the performance of the Partnership's unit price during the first quarter of 2020 and certain of the Partnership's businesses that are sensitive to reductions in refined product demand and refinery utilization. As a result, the Partnership recorded impairment charges totaling $4,352 related to long-lived assets during the first quarter of 2020. See Note 3 for more information. No impairments were identified related to goodwill. A sustained reduction in refinery demand and utilization could lead to future asset impairments as well as adversely affect access to capital and financing to be able to meet future obligations. Management also assessed the extent to which the current macroeconomic events brought about by COVID-19 and significant declines in refined product demand impacted the valuation of expected credit losses on accounts receivable and certain inventory items or resulted in modifications to any significant contracts. Ultimately the results of these assessments did not have a material impact on the Partnership's results as of September 30, 2020.

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

NOTE 3. DIVESTITURES AND DISCONTINUED OPERATIONS

Divestiture of Natural Gas Storage Assets. On June 28, 2019, the Partnership completed the sale of the Natural Gas Storage Assets to Hartree, a subsidiary of Hartree Bulk Storage, LLC. The Natural Gas Storage Assets consist of approximately 50 billion cubic feet of working capacity located in northern Louisiana and Mississippi. In consideration of the sale of these assets, the Partnership received cash proceeds of $210,067 after transaction fees and expenses. The net proceeds were used to reduce outstanding borrowings under the Partnership's revolving credit facility. The Partnership has concluded the disposition represents a strategic shift and will have a major effect on its financial results going forward. As a result, the Partnership has presented the results of operations and cash flows relating to the Natural Gas Storage Assets as discontinued operations for the three and nine months ended September 30, 2019.

    The operating results, which are included in income from discontinued operations, were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Total revenues	$—	$22,836
Total costs and expenses and other, net, excluding depreciation and amortization	—	(15,360)
Depreciation and amortization	—	(8,161)
Other operating loss[1]	—	(178,781)
Loss from discontinued operations before income taxes	—	(179,466)
Income tax expense	—	—
Loss from discontinued operations, net of income taxes	$—	$(179,466)

1 The nine months ended September 30, 2019 includes a loss on the disposition of the Natural Gas Storage Assets of $178,781.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2020
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

	September 30, 2020	December 31, 2019

Terminalling and storage	$—	$3,552
Transportation	—	1,500
Assets held for sale	$—	$5,052

    In the first quarter of 2020, the Partnership identified a triggering event related to a decline in the fair value related to the assets classified as held for sale at December 31, 2019. As a result, an impairment charge of $3,052 and $1,300 was recorded in the Terminalling and Storage and Transportation segments, respectively, during the three months ended March 31, 2020 and was recorded in "Other operating income (loss)" in the Partnership's Consolidated and Condensed Statements of Operations. At September 30, 2020, the remaining assets previously classified as held for sale in the amount of $700 no longer met the criteria to be classified as held for sale in accordance with ASC 360-10.

NOTE 4. REVENUE

    The following table disaggregates our revenue by major source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Terminalling and storage segment
Lubricant product sales	$25,659	$32,553	$80,119	$94,991
Throughput and storage	20,706	21,193	61,088	65,674
	$46,365	$53,746	$141,207	$160,665
Natural gas liquids segment
Natural gas liquids product sales	$52,350	$60,871	$164,860	$234,743
	$52,350	$60,871	$164,860	$234,743
Sulfur services segment
Sulfur product sales	$6,161	$6,398	$19,010	$24,554
Fertilizer product sales	12,804	13,815	55,869	57,391
Sulfur services	2,915	2,859	8,744	8,576
	$21,880	$23,072	$83,623	$90,521
Transportation segment
Land transportation	$21,879	$25,059	$65,986	$74,675
Inland transportation	9,294	13,588	33,611	40,253
Offshore transportation	765	1,564	2,767	4,399
	$31,938	$40,211	$102,364	$119,327

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
September 30, 2020
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

	2020	2021	2022	2023	2024	Thereafter	Total
Terminalling and storage
Throughput and storage	$11,575	$43,273	$40,394	$41,605	$42,854	$338,338	$518,039
Sulfur services
Sulfur product sales	4,327	17,025	14,879	13,834	975	975	52,015
Total	$15,902	$60,298	$55,273	$55,439	$43,829	$339,313	$570,054

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2020
(Unaudited)

NOTE 5. INVENTORIES

Components of inventories at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
Natural gas liquids	$45,261	$19,097
Sulfur	2,835	4,586
Fertilizer	8,894	15,852
Lubricants	16,544	18,925
Other	4,190	4,080
	$77,724	$62,540

NOTE 6. DEBT

At September 30, 2020 and December 31, 2019, long-term debt consisted of the following:

	September 30, 2020	December 31, 2019
$300,000 Revolving credit facility at variable interest rate (4.75%[1] weighted average at September 30, 2020), due August 2023[4] secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries, net of unamortized debt issuance costs of $4,030 and $4,586, respectively [2,6]	$200,970	$196,414
$400,000 Senior notes, 7.25% interest, net of unamortized debt issuance costs of $0 and $770, respectively, including unamortized premium of $0 and $344, respectively, issued $250,000 February 2013 and $150,000 April 2014, $26,200 repurchased during 2015, $9,344 repurchased during 2020, and $335,666 refinanced as part of the August 2020 Exchange offer, due February 2021, unsecured [2,3,4,5]	28,790	373,374
$53,750 Senior notes, 10.0% interest, net of unamortized debt issuance costs of $3,864 and $0, respectively, due February 2024 [2,3,4]	49,886	—
$291,970 Senior notes, 11.5% interest, net of unamortized debt issuance costs of $1,824 and $0, respectively, due February 2025 [2,3,4]	290,146	—
Total	569,792	569,788
Less: current portion	(28,790)	—
Total long-term debt, net of current portion	$541,002	$569,788

Current installments of finance lease obligations	$3,189	$6,758
Finance lease obligations	348	717
Total finance lease obligations	$3,537	$7,475

    1 Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at LIBOR plus an applicable margin or the base prime rate plus an applicable margin. All amounts outstanding at December 31, 2019 were at LIBOR plus an applicable margin. All amounts outstanding at September 30, 2020 were at LIBOR plus an applicable margin with LIBOR having a floor of 1.0% per annum in accordance with the July 8, 2020 amendment to the Partnership's revolving credit facility described in further detail below. The applicable margin for revolving loans that are LIBOR loans currently ranges from 2.75% to 4.00% and the applicable margin for revolving loans that are base prime rate loans currently ranges from 1.75% to 3.00%.  The applicable margin for existing LIBOR borrowings at September 30, 2020 is 3.75%. The credit facility contains various covenants which limit the Partnership’s ability to make distributions; make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management Corporation (the "Omnibus Agreement").

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2020
(Unaudited)

    2 The Partnership is in compliance with all debt covenants as of September 30, 2020 and December 31, 2019, respectively.

    3 The indentures for each of the outstanding senior notes restrict the Partnership’s ability to sell assets; pay distributions or repurchase units or redeem or repurchase subordinated debt; make investments; incur or guarantee additional indebtedness or issue preferred units; and consolidate, merge or transfer all or substantially all of its assets.

    4 On August 12, 2020 (the "Settlement Date"), the Partnership and Martin Midstream Finance Corp. (collectively, the "Issuers") completed an exchange offer (the "Exchange Offer") and consent solicitation to certain eligible holders of the Issuers’ 7.25% senior unsecured notes due 2021 (the "2021 Notes") and separate but related cash tender offer (the "Cash Tender Offer" and, together with the Exchange Offer, the "Offers") and consent solicitation to certain other holders of the 2021 Notes.

Pursuant to the Exchange Offer, in exchange for $334,441 in aggregate principal amount of 2021 Notes, representing approximately 91.76% of the outstanding aggregate principal amount of the 2021 Notes, the Issuers (i) paid $41,967 in cash, plus $11,854 of accrued and unpaid interest from and including February 15, 2020 until the Settlement Date, (ii) issued $291,970 in aggregate principal amount of the Issuers’ 11.50% senior secured second lien notes due 2025 (the "2025 Notes"), and (iii) pursuant to the rights offering in connection with the Exchange Offer, issued $53,750 aggregate principal amount of the Issuers’ 10.00% senior secured 1.5 lien notes due 2024 (the "2024 Notes"), which amount includes the previously disclosed $3,750 backstop commitment fee which was paid in 2024 Notes.

Pursuant to the Cash Tender Offer, in exchange for $1,225 in aggregate principal amount of 2021 Notes, representing approximately 0.34% of the outstanding aggregate principal amount of 2021 Notes, the Issuers paid $791 in cash, plus $43 of accrued and unpaid interest on such existing 2021 Notes from February 15, 2020 up to, but not including, the Settlement Date.

Whether a debt exchange should be accounted for pursuant to ASC 470-60, Troubled Debt Restructurings by Debtors, or pursuant to ASC 470-50, Modifications and Extinguishments, requires judgments to be made with respect to whether or not an entity is experiencing financial difficulty and if a concession was granted by the creditor. As it was determined that the Partnership did not experience a decrease in the effective borrowing rate of the Partnership’s restructured debt when compared to the Partnership’s existing debt, a concession was not provided and the accounting for troubled debt restructuring was not applied. Further, the Partnership applied the provisions of ASC 470-50 in determining whether to account for the debt exchange as a modification or extinguishment and concluded the debt instruments were not substantially different. Accordingly, the Partnership accounted for the debt exchange as a modification. In conjunction with the transactions above, the Partnership recorded a loss on the Exchange Offer in the amount of $8,516, which includes $9,264 in transaction costs related to the Exchange Offer, plus $189 in net unamortized issuance costs and premiums related to the 2021 Notes, offset by a gain on retirement of the 2021 Notes of $938. In accordance with ASC 470-50 related to debt modifications, the Partnership capitalized certain lender related costs of $5,883 (including the backstop commitment fee described above), which was allocated between the respective senior note issuances and will be amortized over the contractual terms of the 2025 Notes and 2024 Notes.

As of September 30, 2020, the remaining portion of the 2021 Notes were due within twelve months and have therefore been presented as a current liability on the Consolidated and Condensed Balance Sheets at September 30, 2020.

    5 In March 2020, the Partnership repurchased on the open market an aggregate $9,344 of the 2021 Notes, resulting in a gain on retirement of $3,484.

6 Amendment to Credit Facility. On July 8, 2020, the Partnership amended its revolving credit facility (the "Credit Facility Amendment") to, among other things, permit the Exchange Offer. On August 12, 2020, upon the closing of the Exchange Offer and Cash Tender Offer and satisfaction of certain other conditions set forth in the Credit Facility Amendment, the Credit Facility Amendment, among other things:

•reduced the aggregate amount of commitments under the revolving credit facility from $400 million to $300 million;

•requires an additional $25 million reduction in the commitments under the revolving credit facility if the Partnership receives $25 million or more in net cash proceeds from any asset sale;

•limits the Partnership’s ability to make quarterly distributions to its unitholders in excess of $0.005 per unit unless the Partnership’s Total Leverage Ratio (as defined in the Credit Facility Amendment) is below 3.75:1:00;

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2020
(Unaudited)

•increases the pricing under the revolving credit facility and adds a 1.0% LIBOR floor;

•requires the Partnership to maintain a minimum Interest Coverage Ratio (as defined in the revolving credit facility) of 2.0:1.0 with respect to the fiscal quarters ending in September and December of 2020, 1.75:1.0 with respect to each fiscal quarter ending in 2021, and 2.0:1.0 with respect to each fiscal quarter thereafter;

•requires the Partnership to maintain a maximum Total Leverage Ratio of not more than 5.75:1.0 with respect to the fiscal quarters ending in September and December of 2020 and March and June of 2021, 5.50 with respect to the fiscal quarter ending in September of 2021, 5.00 with respect to the fiscal quarter ending in December of 2021 and the fiscal quarters ending in March, June and September of 2022, and 4.50:1.0 with respect to each fiscal quarter thereafter, which financial covenant replaces the existing maximum Leverage Ratio (as defined in the revolving credit facility in effect prior to the Credit Facility Amendment);

•requires the Partnership to maintain a maximum First Lien Leverage Ratio (as defined in the Credit Facility Amendment) of not more than 2.25:1.0 with respect to the fiscal quarters ending in September and December of 2020 and each fiscal quarter ending in 2021, and 2.0:1.0 with respect to each fiscal quarter thereafter, which financial covenant replaces the existing maximum Senior Leverage Ratio (as defined in the revolving credit facility in effect prior to the Credit Facility Amendment).

In conjunction with the Credit Facility Amendment, the Partnership expensed $1,063 in unamortized debt issuance costs related to the revolving credit facility for the three and nine months ended September 30, 2020, the amount of which is included in "Interest expense" in the Partnership's Consolidated and Condensed Statements of Operations.

    The Partnership paid cash interest, net of capitalized interest, in the amount of $15,698 and $17,533 for the three months ended September 30, 2020 and 2019, respectively. The Partnership paid cash interest, net of capitalized interest, in the amount of $34,811 and $44,226 for the nine months ended September 30, 2020 and 2019, respectively.  Capitalized interest was $16 and $0 for the three months ended September 30, 2020 and 2019, respectively. Capitalized interest was $26 and $2 for the nine months ended September 30, 2020 and 2019, respectively.

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

Our leases have remaining lease terms of 1 year to 16 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year. The Partnership includes extension periods and excludes termination periods from its lease term if, at commencement, it is reasonably likely that the Partnership will exercise the option.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2020
(Unaudited)

    The components of lease expense for the nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$2,572	$2,704	$8,182	$8,085
Finance lease cost:
Amortization of right-of-use assets	$390	688	$1,505	1,998
Interest on lease liabilities	$62	164	$258	532
Short-term lease cost	$3,138	5,420	$10,054	10,642
Variable lease cost	$33	$30	$83	$80
Total lease cost	$6,195	$9,006	$20,082	$21,337

Supplemental balance sheet information related to leases at September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$23,201	$23,901

Current portion of operating lease liabilities included in "Other accrued liabilities"	$7,645	$7,722
Operating lease liabilities	$16,005	16,656
Total operating lease liabilities	$23,650	$24,378

Finance Leases
Property, plant and equipment, at cost	$10,352	$15,367
Accumulated depreciation	$(3,453)	(3,941)
Property, plant and equipment, net	$6,899	$11,426

Current installments of finance lease obligations	$3,189	$6,758
Finance lease obligations	$348	717
Total finance lease obligations	$3,537	$7,475

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2020
(Unaudited)

    The Partnership’s future minimum lease obligations as of September 30, 2020 consist of the following:

	Operating Leases	Finance Leases
Year 1	$8,603	$3,246
Year 2	6,309	252
Year 3	3,666	109
Year 4	1,717	—
Year 5	1,128	—
Thereafter	6,069	—
Total	$27,492	$3,607
Less amounts representing interest costs	(3,842)	(70)
Total lease liability	$23,650	$3,537

    The Partnership has non-cancelable revenue arrangements that are under the scope of ASC 842 whereby we have committed certain terminalling and storage assets in exchange for a minimum fee. Future minimum revenues the Partnership expects to receive under these non-cancelable arrangements as of September 30, 2020 are as follows: 2020 - $4,825; 2021 - $15,318; 2022 - $13,032; 2023 - $12,637; 2024 - $12,637; subsequent years - $50,842.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2020
(Unaudited)

NOTE 8. SUPPLEMENTAL BALANCE SHEET INFORMATION

    Components of "Other accrued liabilities" were as follows:

	September 30, 2020	December 31, 2019
Accrued interest	$5,737	$10,761
Asset retirement obligations	—	25
Property and other taxes payable	4,623	5,411
Accrued payroll	3,945	3,011
Operating lease liabilities	7,645	7,722
Other	1,203	1,859
	$23,153	$28,789

The schedule below summarizes the changes in our asset retirement obligations:

September 30, 2020

Beginning asset retirement obligations	$8,936
Additions to asset retirement obligations	379
Accretion expense	309
Liabilities settled	(871)
Ending asset retirement obligations	8,753
Current portion of asset retirement obligations[1]	—
Long-term portion of asset retirement obligations[2]	$8,753

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
September 30, 2020
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

(a)    Commodity Derivative Instruments

    The Partnership from time to time has used derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  The Partnership monitors and manages the commodity market risk associated with potential commodity risk exposure.  In addition, the Partnership has focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. These hedging arrangements are in the form of swaps for NGLs. At September 30, 2020, the Partnership had instruments totaling a gross notional quantity of 645,000 barrels settling during the period from October 31, 2020 through January 31, 2021. At December 31, 2019, the Partnership had instruments totaling a gross notional quantity of 452,000 barrels settling during the period from January 31, 2020 through February 29, 2020. These instruments settle against the applicable pricing source for each grade and location.

(b)    Interest Rate Derivative Instruments

    The Partnership is exposed to market risks associated with interest rates. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. From time to time, the Partnership enters into interest rate swaps to manage interest rate risk associated with the Partnership’s variable rate credit facility and its senior notes. At September 30, 2020 and December 31, 2019, the Partnership did not have any outstanding interest rate derivative instruments.

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

(c)    Tabular Presentation of Gains and Losses on Derivative Instruments

    The following table summarizes the fair value and classification of the Partnership’s derivative instruments in its Consolidated and Condensed Balance Sheets:

	Fair Values of Derivative Instruments in the Consolidated and Condensed Balance Sheets
	Derivative Assets			Derivative Liabilities
		Fair Values			Fair Values
	Balance Sheet Location	September 30, 2020	December 31, 2019	Balance Sheet Location	September 30, 2020	December 31, 2019
Derivatives not designated as hedging instruments:	Current:
Commodity contracts	Fair value of derivatives	$—	$—	Fair value of derivatives	$391	$667
Total derivatives not designated as hedging instruments		$—	$—		$391	$667

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2020
(Unaudited)

Effect of Derivative Instruments on the Consolidated and Condensed Statements of Operations
For the Three Months Ended September 30, 2020 and 2019

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2020	2019
Derivatives not designated as hedging instruments:
Commodity contracts	Cost of products sold	$(134)	$2,602
Total effect of derivatives not designated as hedging instruments		$(134)	$2,602

Effect of Derivative Instruments on the Consolidated and Condensed Statements of Operations
For the Nine Months Ended September 30, 2020 and 2019

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2020	2019
Derivatives not designated as hedging instruments:
Commodity contracts	Cost of products sold	$(263)	$280
Total effect of derivatives not designated as hedging instruments		$(263)	$280

NOTE 10. PARTNERS' CAPITAL

As of September 30, 2020, Partners’ capital consisted of 38,852,507 common limited partner units, representing a 98% partnership interest, and a 2% general partner interest. Martin Resource Management Corporation, through subsidiaries, owns 6,114,532 of the Partnership's common limited partner units representing approximately 15.7% of the Partnership's outstanding common limited partner units. Martin Midstream GP LLC ("MMGP"), the Partnership's general partner, owns the 2% general partnership interest. Martin Resource Management Corporation controls the Partnership's general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of the Partnership's general partner.

The partnership agreement of the Partnership (the "Partnership Agreement") contains specific provisions for the allocation of net income and losses to each of the partners for purposes of maintaining their respective partner capital accounts.

Incentive Distribution Rights

MMGP holds a 2% general partner interest and certain incentive distribution rights ("IDRs") in the Partnership. IDRs are a separate class of non-voting limited partner interest that may be transferred or sold by the general partner under the terms of the Partnership Agreement, and represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution and any cumulative arrearages on common units once certain target distribution levels have been achieved. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the Partnership Agreement. The general partner was allocated no incentive distributions during the nine months ended September 30, 2020 and 2019.

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
September 30, 2020
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Continuing operations:
Income (loss) from continuing operations	$(10,819)	$13,250	$(4,207)	$(2,122)
Less general partner’s interest in net income (loss):
Distributions payable on behalf of general partner interest	4	197	57	7
General partner interest in undistributed income (loss)	(220)	68	(141)	(49)
Less income (loss) allocable to unvested restricted units	(53)	72	(8)	—
Limited partners’ interest in net income (loss)	$(10,550)	$12,913	$(4,115)	$(2,080)

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2020
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Discontinued operations:
Income from discontinued operations	$—	$—	$—	$(179,466)
Less general partner’s interest in net income (loss):
Distributions payable on behalf of general partner interest	—	—	—	583
General partner interest in undistributed income	—	—	—	(4,173)
Less income allocable to unvested restricted units	—	—	—	5
Limited partners’ interest in net income	$—	$—	$—	$(175,881)

    The Partnership allocates the general partner's share of earnings between continuing and discontinued operations as a proportion of net income from continuing and discontinued operations to total net income.

    The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic weighted average limited partner units outstanding	38,661,852	38,652,606	38,654,891	38,660,995
Dilutive effect of restricted units issued	—	—	—	—
Total weighted average limited partner diluted units outstanding	38,661,852	38,652,606	38,654,891	38,660,995

    All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the periods presented. All common unit equivalents were antidilutive for the three and nine months ended September 30, 2020 and 2019 because the limited partners were allocated a net loss in this period.

NOTE 11. UNIT BASED AWARDS

    The Partnership recognizes compensation cost related to unit-based awards to both employees and non-employees in its consolidated and condensed financial statements in accordance with certain provisions of ASC 718. Amounts recognized in selling, general, and administrative expense in the consolidated and condensed financial statements with respect to these plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Employees	$607	$293	$1,209	$922
Non-employee directors	111	56	218	142
Total unit-based compensation expense	$718	$349	$1,427	$1,064

All of the Partnership's outstanding awards at September 30, 2020 met the criteria to be treated under equity classification.

    Long-Term Incentive Plans

      The Partnership's general partner has a long-term incentive plan for employees and directors of the general partner and its affiliates who perform services for the Partnership.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2020
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

On March 1, 2018, the Partnership issued 301,550 TBRU's and 317,925 PBRU's to certain employees of Martin Resource Management Corporation. The TBRU's vest in equal installments over a three-year service period. The PBRU's will vest at the conclusion of a three-year performance period based on certain performance targets. In addition, the PBRU's awarded on March 1, 2018 that are achieved will only vest if the grantee is employed by Martin Resource Management Corporation on March 31, 2021. As of September 30, 2020, the Partnership is unable to ascertain if certain performance conditions will be achieved and, as such, has not recognized compensation expense for the vesting of the units. The Partnership will record compensation expense for the vested portion of the units once the achievement of the performance condition is deemed probable.
    The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the nine months ended September 30, 2020 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	379,019	$13.91
Granted (TBRU)	81,000	$2.53
Vested	(101,128)	$13.95
Forfeited	(84,134)	$13.90
Non-Vested, end of period	274,757	$10.54

Aggregate intrinsic value, end of period	$321

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2020
(Unaudited)

    A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three and nine months ended September 30, 2020 and 2019 is provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Aggregate intrinsic value of units vested	$—	$—	$151	$1,351
Fair value of units vested	—	—	1,427	1,551

    As of September 30, 2020, there was $889 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 1.31 years.

NOTE 12. RELATED PARTY TRANSACTIONS

As of September 30, 2020, Martin Resource Management Corporation owns 6,114,532 of the Partnership’s common units representing approximately 15.7% of the Partnership’s outstanding limited partner units.  Martin Resource Management Corporation controls the Partnership's general partner by virtue of its 51% voting interest in Holdings, the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership and the Partnership’s IDRs.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management Corporation’s ownership as of September 30, 2020, effectively gives Martin Resource Management Corporation the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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
September 30, 2020
(Unaudited)

◦distributing fuel oil, marine fuel and other liquids;

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

    Effective January 1, 2020, through December 31, 2020, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $16,410.  The Partnership reimbursed Martin Resource Management Corporation for $4,103 and $4,164 of indirect expenses for the three months ended September 30, 2020 and 2019, respectively. The Partnership reimbursed Martin Resource Management Corporation for $12,364 and $12,492 of indirect expenses for the nine months ended September 30, 2020 and 2019, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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
September 30, 2020
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
September 30, 2020
(Unaudited)

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

    The impact of related party revenues from sales of products and services is reflected in the consolidated and condensed financial statements as follows:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2020
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Terminalling and storage	$15,902	$17,538	$47,718	$53,987
Transportation	5,514	6,442	16,801	17,941
Product sales:
Sulfur services	5	11	33	27
Terminalling and storage	64	111	166	802
	69	122	199	829
	$21,485	$24,102	$64,718	$72,757

    The impact of related party cost of products sold is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of products sold:
Sulfur services	$2,512	$2,620	$7,833	$8,078
Terminalling and storage	4,303	6,300	14,329	19,412
	$6,815	$8,920	$22,162	$27,490

    The impact of related party operating expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Transportation	$13,009	$14,858	$41,950	$46,157
Natural gas liquids	486	902	1,481	2,702
Sulfur services	1,120	1,177	3,403	3,503
Terminalling and storage	4,300	4,808	13,292	14,047
	$18,915	$21,745	$60,126	$66,409

    The impact of related party selling, general and administrative expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Selling, general and administrative:
Transportation	$1,803	$1,941	$5,459	$5,398
Natural gas liquids	772	535	2,009	1,549
Sulfur services	765	786	2,254	2,212
Terminalling and storage	863	898	2,536	2,352
Indirect, including overhead allocation	4,153	4,198	12,465	12,637
	$8,356	$8,358	$24,723	$24,148

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2020
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

Three Months Ended September 30, 2020	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	48,188	(1,823)	46,365	7,294	6,426	1,863
Transportation	35,712	(3,774)	31,938	4,412	(2,673)	1,785
Sulfur services	21,880	—	21,880	2,953	7,115	1,393
Natural gas liquids	52,350	—	52,350	617	4,668	173
Indirect selling, general and administrative	—	—	—	—	(4,523)	—
Total	$158,130	$(5,597)	$152,533	$15,276	$11,013	$5,214

Three Months Ended September 30, 2019	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	55,376	(1,630)	53,746	7,690	5,393	1,616
Transportation	44,631	(4,420)	40,211	3,877	—	2,449
Sulfur services	23,072	—	23,072	2,831	2,384	3,138
Natural gas liquids	60,871	—	60,871	611	22,199	664
Indirect selling, general and administrative	—	—	—	—	(4,515)	—
Total	$183,950	$(6,050)	$177,900	$15,009	$25,461	$7,867

Nine Months Ended September 30, 2020	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$146,298	$(5,091)	$141,207	$22,022	$10,153	$8,885
Transportation	116,145	(13,781)	102,364	13,020	(9,772)	6,483
Sulfur services	83,636	(13)	83,623	8,978	29,787	6,267
Natural gas liquids	164,865	(5)	164,860	1,838	17,661	348
Indirect selling, general and administrative	—	—	—	—	(13,256)	—
Total	$510,944	$(18,890)	$492,054	$45,858	$34,573	$21,983

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2020
(Unaudited)

Nine Months Ended September 30, 2019	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$165,619	$(4,954)	$160,665	$23,353	$14,462	$9,465
Transportation	137,050	(17,723)	119,327	11,225	(6,509)	5,656
Sulfur services	90,521	—	90,521	8,553	16,292	9,781
Natural gas liquids	234,743	—	234,743	1,866	29,513	1,891
Indirect selling, general and administrative	—	—	—	—	(13,681)	—
Total	$627,933	$(22,677)	$605,256	$44,997	$40,077	$26,793

    The Partnership's assets by reportable segment as of September 30, 2020 and December 31, 2019, are as follows:

	September 30, 2020	December 31, 2019
Total assets:
Terminalling and storage	$274,043	$292,136
Transportation	159,973	170,045
Sulfur services	99,314	110,780
Natural gas liquids	93,010	94,195
Total assets	$626,340	$667,156

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
September 30, 2020
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
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that reflect the entity's own assumptions and are not corroborated by market data.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 2
	September 30, 2020	December 31, 2019
Commodity derivative contracts, net	$(391)	$(667)
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

•Current and non-current portion of long-term debt: The carrying amount of the revolving credit facility approximates fair value due to the debt having a variable interest rate and is in Level 2. The estimated fair value of the 2021 Notes, 2024 Notes, and 2025 Notes (collectively, the "senior notes") is considered Level 1, as the fair value is based on quoted market prices in active markets.

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Notes	$28,790	$27,588	$373,374	$343,470
2024 Notes	$49,886	$54,407	$—	$—
2025 Notes	$290,146	$261,474	$—	$—
Total	$368,822	$343,469	$373,374	$343,470

NOTE 16. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

    The Partnership's operations are conducted by its operating subsidiaries as it has no independent assets or operations. Martin Operating Partnership L.P. (the "Operating Partnership"), the Partnership’s wholly-owned subsidiary, and the Partnership's other operating subsidiaries have issued in the past, and may issue in the future, unconditional guarantees of senior or subordinated debt securities of the Partnership. The guarantees that have been issued are full, irrevocable and unconditional and joint and several. In addition, the Operating Partnership may also issue senior or subordinated debt securities which, if issued, will be fully, irrevocably and unconditionally guaranteed by the Partnership. Substantially all of the Partnership's operating subsidiaries are subsidiary guarantors of its senior notes and any subsidiaries other than the subsidiary guarantors are minor.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2020
(Unaudited)

NOTE 17. INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Provision for income taxes	$373	$237	$1,510	$1,572

The operations of a partnership are generally not subject to income taxes, except for Texas margin tax, because its income is taxed directly to its partners. MTI, a wholly owned subsidiary of the Partnership, is subject to income taxes due to its corporate structure (the "Taxable Subsidiary"). Total income tax expense of $225 and $1,162, related to the operation of the Taxable Subsidiary, for the three and nine months ended September 30, 2020, resulted in an effective income tax rate ("ETR") of 45.72% and 80.42%, respectively. Total income tax expense of $237 and $1,114, related to the operation of the Taxable Subsidiary, for the three and nine months ended September 30, 2019, respectively, resulted in an effective income tax rate of 27.37% and 25.88%, respectively.

The following items caused the quarterly and year-to-date ETR to be significantly different from the historical annual effective income tax rate ("AETR"):

•Pretax loss recorded for the three months ended June 30, 2020 due to the economic downturn resulting from the coronavirus pandemic.

•The Taxable Subsidiary has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the AETR for the full year to "ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Taxable Subsidiary has used a discrete ETR method to calculate taxes for the three and nine month periods ended September 30, 2020. The Taxable Subsidiary determined that since small changes in estimated "ordinary” income would result in significant changes in the estimated AETR, the historical method would not provide a reliable estimate for the three and nine month periods ended September 30, 2020.

•During the nine months ended September 30, 2020, the Taxable Subsidiary recorded income tax expense of approximately $341 related to the filing of the 2019 Federal income tax return, which increased the year-to-date ETR by 23.60%.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was enacted on March 27, 2020, in response to the market volatility and instability resulting from the COVID-19 pandemic, and includes changes to various income tax provisions including, but not limited to, providing for a five-year carryback of net operating losses generated in taxable years beginning after December 31, 2017, and before January 1, 2021, suspension of the 80% taxable income limitation for net operating losses generated after December 31, 2017, and before January 1, 2021, and relaxation of the limitation of adjusted taxable income as determined under Internal Revenue Code Section 163(j) from 30% to 50% when determining the deduction for business interest expense for 2019 and 2020. Since, prior to its acquisition by the Partnership, MTI was a Qualified Subchapter S subsidiary ("QSub”) of Martin Resource Management Corporation, it is precluded from carrying back net operating losses to its QSub taxable years. The other applicable provisions of the CARES Act have no material impact on the annual effective tax rate ("AETR”), deferred taxes, or valuation allowances.

    A current federal income tax expense (benefit) of $0 and $(174), related to the operation of the Taxable Subsidiary, were recorded for the three and nine months ended September 30, 2020, respectively, and $(51) and $167, for the three and nine months ended September 30, 2019, respectively. A current state income tax expense (benefit) of $41 and $134, related to the operation of the Taxable Subsidiary, were recorded for the three and nine months ended September 30, 2020, respectively, and $45 and $(153) for the three and nine months ended September 30, 2019, respectively.

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
September 30, 2020
(Unaudited)

which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    A deferred tax expense related to the MTI temporary differences of $183 and $244 was recorded for the three months ended September 30, 2020 and 2019, respectively, and $1,202 and $1,100 was recorded for the nine months ended September 30, 2020 and 2019, respectively. A net deferred tax asset of $22,220 and $23,422, related to the cumulative book and tax temporary differences, existed at September 30, 2020 and December 31, 2019, respectively.

    All income tax positions taken for all open years are more likely than not to be sustained based upon their technical merit under applicable tax laws.

NOTE 18. SUBSEQUENT EVENTS

    Quarterly Distribution. On October 21, 2020, the Partnership declared a quarterly cash distribution of $0.005 per common unit for the third quarter of 2020, or $0.020 per common unit on an annualized basis, which will be paid on November 13, 2020 to unitholders of record as of November 6, 2020.

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

    We were formed in 2002 by Martin Resource Management Corporation, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management Corporation has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management Corporation is an important supplier and customer of ours. As of September 30, 2020, Martin Resource Management Corporation owned 15.7% of our total outstanding common limited partner units. Furthermore, Martin Resource Management Corporation controls Martin Midstream GP LLC ("MMGP"), our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of MMGP. MMGP owns a 2.0% general partner interest in us and all of our incentive distribution rights. Martin Resource Management Corporation directs our business operations through its ownership interests in and control of our general partner.

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

Significant Recent Developments

Exchange Offer and Cash Tender Offer

On August 12, 2020, we successfully completed our previously announced Exchange Offer and consent solicitation to certain eligible holders of our 2021 Notes and separate but related Cash Tender Offer and consent solicitation to certain other holders of our 2021 Notes. Please see Note 6 in Part I of this Form 10-Q for more information about the Exchange Offer and related transactions.

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

    Due to the economic impacts of the COVID-19 pandemic, the markets have experienced a decline in oil prices in response to oil demand concerns. These concerns were further exacerbated by the price war among members of OPEC and other non-OPEC producer nations during the first quarter 2020 and global storage considerations. Travel restrictions and stay-at-home orders implemented by governments in many regions and countries across the globe, including the United States, have greatly impacted the demand for refined products resulting in a significant reduction in refinery utilization. The COVID-19 pandemic has impacted our 2020 performance to date. The impact of this outbreak started in February and continued through the third quarter, during which time we have seen unfavorable trends in certain key metrics across several of our business lines compared to recent periods.

    We expect to continue to experience the adverse impacts of COVID-19 on our business throughout the remainder of 2020 as a result of an expected continued reduction in refined product demand across the industries we serve. While the Gulf Coast Region where the majority of our refinery services is focused has reopened their economies, the increase in COVID-19 cases and the impact on refinery utilization due to demand destruction is not clear. As we look forward in our Terminalling and Storage segment, we continue to expect minimal impact on the storage component of this business due to minimum volume commitment contracts. However, downside risk remains in our packaged lubricant and grease businesses due to reduced demand from our oil and gas production customers and our construction customers. In our Transportation segment, reduced demand for refined products and chemicals is expected to continue to impact our marine and land transportation businesses. In our Natural Gas Liquids segment, our butane optimization business could be impacted by reduced butane production out of third-party refineries as they run at lower utilization rates during the economic shutdown. Looking forward in our Sulfur Services segment, we believe our molten sulfur business will not be affected as we are paid a monthly logistics fee by our primary customer. However, we continue to believe there will be reduced overall sulfur volumes from third-party refineries, which will negatively impact our prilling volume, reducing our operating fee revenue. We expect, however, to continue to receive our reservation fees regardless of the amount of sulfur volume processed through our prillers.

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

    Management also assessed the extent to which the current macroeconomic events brought about by COVID-19 and significant declines in refined product demand impacted the valuation of expected credit losses on accounts receivable and certain inventory items or resulted in modifications to any significant contracts. Ultimately the results of these assessments did not have a material impact on our results as of September 30, 2020.

Subsequent Events

    Quarterly Distribution. On October 21, 2020, we declared a quarterly cash distribution of $0.005 per common unit for the third quarter of 2020, or $0.020 per common unit on an annualized basis, which will be paid on November 13, 2020 to unitholders of record as of November 6, 2020.

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

Related Party Agreements

The Omnibus Agreement requires us to reimburse Martin Resource Management Corporation for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management Corporation for $29.9 million of direct costs and expenses for the three months ended September 30, 2020 compared to $34.8 million for the three months ended September 30, 2019. We reimbursed Martin Resource Management Corporation for $94.5 million of direct costs and expenses for the nine months ended September 30, 2020 compared to $105.4 million for the nine months ended September 30, 2019. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management Corporation for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.  For the three months ended September 30, 2020 and 2019, the conflicts committee of the board of directors of the general partner of the Partnership (the "Conflicts Committee") approved reimbursement amounts of $4.2 million and $4.2 million, respectively. In each of the nine months ended September 30, 2020 and 2019, the Conflicts Committee approved reimbursement amounts of $12.5 million and $12.6 million, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management Corporation provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management Corporation’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management Corporation also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

Commercial

We have been and anticipate that we will continue to be both a significant customer and supplier of products and services offered by Martin Resource Management Corporation. In the aggregate, the impact of related party transactions included in total costs and expenses accounted for approximately 23% and 23% of our total costs and expenses during the three months ended September 30, 2020 and 2019, respectively. In the aggregate, the impact of related party transactions included in total costs and expenses accounted for approximately 23% and 20% of our total costs and expenses during the nine months ended September 30, 2020 and 2019, respectively.

Correspondingly, Martin Resource Management Corporation is one of our significant customers. Our sales to Martin Resource Management Corporation accounted for approximately 14% and 14% of our total revenues for the three months ended September 30, 2020 and 2019, respectively. Our sales to Martin Resource Management Corporation accounted for approximately 13% and 12% of our total revenues for both the nine months ended September 30, 2020 and 2019, respectively.

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

Reconciliation of Non-GAAP Financial Measures

The following table reconciles the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the three and nine months ended September 30, 2020 and 2019.

Reconciliation of EBITDA, Adjusted EBITDA, and Distributable Cash Flow

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Net income (loss)	$(10,819)	$13,250	$(4,207)	$(181,588)
Less: Loss from discontinued operations, net of income taxes	—	—	—	179,466
Income (loss) from continuing operations	(10,819)	13,250	(4,207)	(2,122)
Adjustments:
Interest expense, net	12,943	11,973	32,245	40,630
Income tax expense	373	237	1,510	1,572
Depreciation and amortization	15,276	15,009	45,858	44,997
EBITDA from Continuing Operations	17,773	40,469	75,406	85,077
Adjustments:
(Gain) loss on sale of property, plant and equipment, net	(22)	(16,302)	153	(13,949)
Gain on involuntary conversion of property, plant and equipment	(4,522)	—	(4,522)	—
Unrealized mark-to-market on commodity derivatives	393	(2,602)	(276)	(529)
Transaction costs associated with acquisitions	—	—	—	224
Non-cash insurance related accruals	—	—	250	500
Lower of cost or market adjustments	35	104	370	407
Loss on exchange of senior unsecured notes	8,516	—	8,516	—
Gain on repurchase of senior unsecured notes	—	—	(3,484)	—
Unit-based compensation	361	349	1,070	1,064
Adjusted EBITDA from Continuing Operations	22,534	22,018	77,483	72,794
Adjustments:
Interest expense, net	(12,943)	(11,973)	(32,245)	(40,630)
Income tax expense	(373)	(237)	(1,510)	(1,572)
Amortization of debt premium	(38)	(77)	(191)	(230)
Amortization of deferred debt issuance costs	1,683	1,080	2,674	3,558
Deferred income tax expense	184	244	1,202	1,100
Payments for plant turnaround costs	(406)	(375)	(637)	(5,117)
Maintenance capital expenditures	(2,576)	(2,389)	(7,882)	(8,876)
Distributable Cash Flow from Continuing Operations	$8,065	$8,291	$38,894	$21,027

Loss from discontinued operations, net of income taxes	$—	$—	$—	$(179,466)
Adjustments:
Depreciation and amortization	—	—	—	8,161
EBITDA from Discontinued Operations	—	—	—	(171,305)
Loss on sale of property, plant and equipment, net	—	—	—	178,781
Non-cash insurance related accruals	—	—	—	3,213
EBITDA and Adjusted EBITDA from Discontinued Operations	—	—	—	10,689
Maintenance capital expenditures	—	—	—	(912)
Distributable Cash Flow from Discontinued Operations	$—	$—	$—	$9,777

Results of Operations

    The results of operations for the three and nine months ended September 30, 2020 and 2019 have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the three and nine months ended September 30, 2020 and 2019.  The results of operations for these interim periods are not necessarily indicative of the results of operations which might be expected for the entire year.

Our consolidated and condensed results of operations are presented on a comparative basis below.  There are certain items of income and expense which we do not allocate on a segment basis.  These items, including interest expense and indirect selling, general and administrative expenses, are discussed following the comparative discussion of our results within each segment.

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended September 30, 2020	(in thousands)
Terminalling and storage	$48,188	$(1,823)	$46,365	$6,975	$(549)	$6,426
Transportation	35,712	(3,774)	31,938	1,127	(3,800)	(2,673)
Sulfur services	21,880	—	21,880	5,580	1,535	7,115
Natural gas liquids	52,350	—	52,350	1,854	2,814	4,668
Indirect selling, general and administrative	—	—	—	(4,523)	—	(4,523)
Total	$158,130	$(5,597)	$152,533	$11,013	$—	$11,013

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended September 30, 2019	(in thousands)
Terminalling and storage	$55,376	$(1,630)	$53,746	$5,576	$(183)	$5,393
Transportation	44,631	(4,420)	40,211	4,446	(4,446)	—
Sulfur services	23,072	—	23,072	291	2,093	2,384
Natural gas liquids	60,871	—	60,871	19,663	2,536	22,199
Indirect selling, general and administrative	—	—	—	(4,515)	—	(4,515)
Total	$183,950	$(6,050)	$177,900	$25,461	$—	$25,461

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Nine Months Ended September 30, 2020	(in thousands)
Terminalling and storage	$146,298	$(5,091)	$141,207	$11,356	$(1,203)	$10,153
Transportation	116,145	(13,781)	102,364	4,071	(13,843)	(9,772)
Sulfur services	83,636	(13)	83,623	24,261	5,526	29,787
Natural gas liquids	164,865	(5)	164,860	8,141	9,520	17,661
Indirect selling, general and administrative	—	—	—	(13,256)	—	(13,256)
Total	$510,944	$(18,890)	$492,054	$34,573	$—	$34,573

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Nine Months Ended September 30, 2019	(in thousands)
Terminalling and storage	$165,619	$(4,954)	$160,665	$15,062	$(600)	$14,462
Transportation	137,050	(17,723)	119,327	11,290	(17,799)	(6,509)
Sulfur services	90,521	—	90,521	9,394	6,898	16,292
Natural gas liquids	234,743	—	234,743	18,012	11,501	29,513
Indirect selling, general and administrative	—	—	—	(13,681)	—	(13,681)
Total	$627,933	$(22,677)	$605,256	$40,077	$—	$40,077

Terminalling and Storage Segment

Comparative Results of Operations for the Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,		Variance	Percent Change
	2020	2019
	(In thousands, except BBL per day)
Revenues:
Services	$22,512	$22,806	$(294)	(1)%
Products	25,676	32,570	(6,894)	(21)%
Total revenues	48,188	55,376	(7,188)	(13)%

Cost of products sold	20,381	27,439	(7,058)	(26)%
Operating expenses	12,064	12,947	(883)	(7)%
Selling, general and administrative expenses	1,537	1,724	(187)	(11)%
Depreciation and amortization	7,294	7,690	(396)	(5)%
	6,912	5,576	1,336	24%
Other operating income, net	1	—	1
Gain on involuntary conversion of property, plant and equipment	62	—	62
Operating income	$6,975	$5,576	$1,399	25%

Shore-based throughput volumes (guaranteed minimum) (gallons)	20,000	20,000	—	—%
Smackover refinery throughput volumes (guaranteed minimum BBL per day)	6,500	6,500	—	—%

Services revenues. Services revenues decreased $0.3 million, of which $1.1 million was primarily a result of expiring capital recovery fees at our Smackover refinery and decreased fees related to a crude pipeline gathering rate adjustment. Offsetting this decrease, a $0.5 million increase at our shore-based terminals was primarily a result of $1.0 million in contract termination fees and $0.2 million in space rental income, offset by decreased throughput revenue of $0.6 million. In addition, an increase of $0.3 million was a result of increased throughput revenue at our specialty terminals.

Products revenues. A 4% decrease in sales volumes combined with a 13% decrease in average sales price at our blending and packaging facilities resulted in a $4.4 million decrease to products revenues. In addition, a 30% decrease in sales volumes combined with a 10% decrease in average sales price at our shore-based terminals resulted in a $2.5 million decrease to products revenues.

Cost of products sold. A 4% decrease in sales volumes combined with a 20% decrease in average cost per gallon at our blending and packaging facilities resulted in a $4.8 million decrease in cost of products sold. In addition, a 30% decrease in sales volumes combined with a 10% decrease in average cost per gallon at our shore-based terminals resulted in a $2.3 million decrease in cost of products sold.

Operating expenses. Operating expenses decreased $0.9 million as a result of decreased compensation expense of $0.5 million, repairs and maintenance of $0.2 million, $0.1 million in wharfage fees, and outside services of $0.1 million.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.2 million primarily as a result of decreased professional fees.

Depreciation and amortization. The decrease in depreciation and amortization is the result of assets becoming fully depreciated.

Other operating income, net. Other operating income, net represents gains and losses from the disposition of property, plant and equipment.

Gain on involuntary conversion of property, plant and equipment.  The $0.1 million gain is due to insurance proceeds received related to structural damage of terminalling assets during a weather incident at our Neches Terminal in May of 2019.

Comparative Results of Operations for the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,		Variance	Percent Change
	2020	2019
	(In thousands, except BBL per day)
Revenues:
Services	$66,115	$70,572	$(4,457)	(6)%
Products	80,183	95,047	(14,864)	(16)%
Total revenues	146,298	165,619	(19,321)	(12)%

Cost of products sold	68,066	83,213	(15,147)	(18)%
Operating expenses	37,269	39,557	(2,288)	(6)%
Selling, general and administrative expenses	4,594	4,451	143	3%
Depreciation and amortization	22,022	23,353	(1,331)	(6)%
	14,347	15,045	(698)	(5)%
Other operating income (loss), net	(3,053)	17	(3,070)	(18,059)%
Gain on involuntary conversion of property, plant and equipment	62	—	62
Operating income	$11,356	$15,062	$(3,706)	(25)%

Shore-based throughput volumes (guaranteed minimum) (gallons)	60,000	60,000	—	—%
Smackover refinery throughput volumes (guaranteed minimum) (BBL per day)	6,500	6,500	—	—%

Services revenues. Services revenue decreased $4.5 million, of which $2.8 million was primarily a result of expiring capital recovery fees at our Smackover refinery and decreased fees related to a crude pipeline gathering rate adjustment. In addition, a decrease of $1.3 million was primarily a result of decreased throughput at our shore-based terminals combined with a decrease of $0.3 million as a result of decreased throughput rates at our specialty terminals.

Products revenues. A 16% decrease in sales volumes combined with a 16% decrease in average sales price at our shore-based terminals resulted in a $7.2 million decrease in products revenues. In addition, a 6% decrease in sales volumes combined with a 5% decrease in average sales price at our blending and packaging facilities resulted in a $7.9 million decrease to products revenues.

Cost of products sold. A 16% decrease in sales volumes combined with a 17% decrease in average cost per gallon at our shore-based terminals resulted in a $6.8 million decrease in cost of products sold. In addition, a 6% decrease in sales volumes combined with a 9% decrease in average cost per gallon at our blending and packaging facilities resulted in an $8.5 million decrease in cost of products sold.

Operating expenses. Operating expenses decreased $2.3 million primarily as a result of decreased compensation expense of $0.5 million, utilities of $0.4 million, operating supplies of $0.4 million, chemicals of $0.3 million, professional fees of $0.2 million, and other operating expenses of $0.2 million across our terminals.

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

Gain on involuntary conversion of property, plant and equipment.  The $0.1 million gain is due to insurance proceeds received related to structural damage of terminalling assets during a weather incident at our Neches Terminal in May of 2019.

Transportation Segment

Comparative Results of Operations for the Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,		Variance	Percent Change
	2020	2019
	(In thousands)
Revenues	$35,712	$44,631	$(8,919)	(20)%
Operating expenses	28,144	34,281	(6,137)	(18)%
Selling, general and administrative expenses	2,050	2,177	(127)	(6)%
Depreciation and amortization	4,412	3,877	535	14%
	1,106	4,296	(3,190)	(74)%
Other operating income, net	21	150	(129)	(86)%
Operating income	$1,127	$4,446	$(3,319)	(75)%

Marine Transportation Revenues. Inland revenue decreased $3.5 million, primarily related to decreased utilization and transportation rates. Offshore revenue decreased $0.8 million primarily due to a decrease in transportation rates. Additionally, ancillary revenue (primarily fuel) decreased $0.8 million.

Land Transportation Revenues. Freight revenue decreased $2.0 million. Miles decreased 9%, resulting in a $2.2 million decrease. Offsetting this decrease, transportation rates increased 1%, resulting in a $0.2 million increase. Additionally, fuel surcharge revenue decreased $1.8 million.

Operating expenses. The decrease in operating expenses is primarily a result of decreases in compensation expense of $2.3 million, pass through expenses (primarily fuel) of $1.9 million, repairs and maintenance of $1.1 million, lease expense of $0.3 million, and regulatory taxes and related expenses of $0.3 million.

Selling, general and administrative expenses. Selling, general and administrative expenses remained relatively consistent.

Depreciation and amortization. Depreciation and amortization increased as a result of recent capital expenditures offset by asset disposals.

Other operating income, net. Other operating income, net represents gains from the disposition of property, plant and equipment.

    Comparative Results of Operations for the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,		Variance	Percent Change
	2020	2019
	(In thousands)
Revenues	$116,145	$137,050	$(20,905)	(15)%
Operating expenses	91,637	106,058	(14,421)	(14)%
Selling, general and administrative expenses	6,243	6,242	1	—%
Depreciation and amortization	13,020	11,225	1,795	16%
	$5,245	$13,525	$(8,280)	(61)%
Other operating loss, net	(1,174)	(2,235)	1,061	47%
Operating income	$4,071	$11,290	$(7,219)	(64)%

Marine Transportation Revenues. Inland revenues decreased $4.8 million, primarily related to a decrease in tows, utilization and transportation rates. In addition, offshore revenue decreased $1.5 million primarily due to a decrease in transportation rates. Additionally, ancillary revenue (primarily fuel) decreased $1.9 million.

Land Transportation Revenues. Freight revenue decreased $8.1 million primarily due to an 11% decrease in miles. Additionally, fuel surcharge decreased $4.7 million.

Operating expenses. The decrease in operating expenses is primarily a result of decreases in pass through expenses (primarily fuel) of $5.4 million, compensation expense of $5.2 million, repairs and maintenance of $1.9 million, lease expense of $0.9 million, and regulatory taxes and related expenses of $0.5 million.

Selling, general and administrative expenses. Selling, general and administrative expenses remained relatively consistent.

Depreciation and amortization. Depreciation and amortization increased as a result of recent capital expenditures, offset by asset disposals.

Other operating loss, net. Other operating loss, net represents losses from the disposition of property, plant and equipment.

Sulfur Services Segment

Comparative Results of Operations for the Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,		Variance	Percent Change
	2020	2019
	(In thousands)
Revenues:
Services	$2,915	$2,859	$56	2%
Products	18,965	20,213	(1,248)	(6)%
Total revenues	21,880	23,072	(1,192)	(5)%

Cost of products sold	14,141	15,807	(1,666)	(11)%
Operating expenses	2,501	2,883	(382)	(13)%
Selling, general and administrative expenses	1,166	1,260	(94)	(7)%
Depreciation and amortization	2,953	2,831	122	4%
	1,119	291	828	285%
Other operating income (loss), net	1	—	1
Gain on involuntary conversion of property, plant and equipment	4,460	—	4,460
Operating income	$5,580	$291	$5,289	1,818%

Sulfur (long tons)	154	180	(26)	(14)%
Fertilizer (long tons)	44	59	(15)	(25)%
Total sulfur services volumes (long tons)	198	239	(41)	(17)%

Services revenues.  Services revenues increased slightly as a result of renegotiation of contract terms effective January 2020.

Products revenues.  Products revenues decreased $3.9 million as a result of a 17% decrease in sales volumes, primarily attributable to a 25% decrease in fertilizer volumes. A 13% increase in average sales price resulted in an offsetting $2.7 million increase in products revenues.

Cost of products sold.  A 17% decrease in sales volumes decreased our cost of products sold by $2.9 million. An 8% increase in average cost of products sold per ton resulted in an offsetting $1.2 million increase to our cost of products sold. Margin per ton increased $5.93, or 32%.

Operating expenses.  Operating expenses decreased $0.4 million. Marine fuel expense, assist tugs, marine repairs and maintenance, and insurance claims each decreased $0.1 million.

Selling, general and administrative expenses.   Selling, general and administrative expenses remained relatively consistent.

Depreciation and amortization.   Depreciation and amortization increased as a result of recent capital expenditures.

Gain on involuntary conversion of property, plant and equipment.  The $4.5 million gain is due to insurance proceeds received related to structural damage of our ship-loader assets during a weather incident at our Neches Terminal in May of 2019.

Comparative Results of Operations for the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,		Variance	Percent Change
	2020	2019
	(In thousands)
Revenues:
Services	$8,744	$8,576	$168	2%
Products	74,892	81,945	(7,053)	(9)%
Total revenues	83,636	90,521	(6,885)	(8)%

Cost of products sold	49,546	61,049	(11,503)	(19)%
Operating expenses	8,553	7,835	718	9%
Selling, general and administrative expenses	3,535	3,689	(154)	(4)%
Depreciation and amortization	8,978	8,553	425	5%
	13,024	9,395	3,629	39%
Other operating income (loss), net	6,777	(1)	6,778	677,800%
Gain on involuntary conversion of property, plant and equipment	4,460	—	4,460
Operating income	$24,261	$9,394	$14,867	158%

Sulfur (long tons)	503	471	32	7%
Fertilizer (long tons)	209	214	(5)	(2)%
Total sulfur services volumes (long tons)	712	685	27	4%

Services revenues.  Services revenues increased $0.2 million as a result of renegotiation of contract terms effective January 2020.

Products revenues.  Products revenue decreased $9.9 million as a result of a 12% decrease in average sales price. A 4% increase in sales volumes, primarily attributable to a 7% increase in sulfur volumes, resulted in an offsetting increase of $2.8 million.

Cost of products sold.  A 22% decrease in average cost of products sold per ton reduced cost of products sold by $13.4 million. A 4% increase in sales volumes resulted in an offsetting increase in cost of products sold of $1.9 million.  Margin per ton increased $5.09, or 17%.

Operating expenses.  Operating expenses increased as a result of a $0.3 million increase in insurance premiums and claims, a $0.4 million increase in outside towing, and a $0.2 million increase in harbor and agency fees. Offsetting was a decrease of $0.1 million in both marine fuel and assist tugs.

Selling, general and administrative expenses.   Selling, general and administrative expenses remained relatively consistent.

Depreciation and amortization.   Depreciation and amortization increased as a result of recent capital expenditures.

Other operating income (loss), net.  Other operating income, net increased $2.7 million as a result of business interruption recoveries related to downtime associated with the Neches ship-loader insurance claim received in the first quarter of 2020. An additional $4.1 million increase is related to a net gain from the disposition of property, plant and equipment.

Gain on involuntary conversion of property, plant and equipment.  The $4.5 million gain is due to insurance proceeds received related to structural damage of our ship-loader assets during a weather incident at our Neches Terminal in May of 2019.

Natural Gas Liquids Segment

Comparative Results of Operations for the Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,		Variance	Percent Change
	2020	2019
	(In thousands)
Products Revenues	$52,350	$60,871	$(8,521)	(14)%
Cost of products sold	47,723	54,273	(6,550)	(12)%
Operating expenses	1,039	1,624	(585)	(36)%
Selling, general and administrative expenses	1,117	852	265	31%
Depreciation and amortization	617	611	6	1%
	1,854	3,511	(1,657)	(47)%
Other operating income, net	—	16,152	(16,152)	(100)%
Operating income	$1,854	$19,663	$(17,809)	(91)%

NGL sales volumes (Bbls)	2,572	1,905	667	35%

    Products Revenues. Our average sales price per barrel decreased $11.60, or 36%, resulting in a decrease to revenues of $22.1 million. The decrease in average sales price per barrel was a result of a decrease in market prices. Sales volumes increased 35%, increasing revenues by $13.6 million.

Cost of products sold.  Our average cost per barrel decreased $9.94, or 35%, decreasing cost of products sold by $18.9 million.  The decrease in average cost per barrel was a result of a decrease in market prices.  The increase in sales volume of 35% resulted in a $12.4 million increase to cost of products sold. Our margins decreased $1.67 per barrel, or $2.0 million during the period.

Operating expenses.  Operating expenses decreased $0.6 million related to the divestiture of assets and the elimination of the associated expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased primarily due to increased compensation expense.

    Depreciation and amortization. Depreciation and amortization remained relatively consistent.

    Other operating income, net.  Other operating income, net represents gains and losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,		Variance	Percent Change
	2020	2019
	(In thousands)
Products Revenues	$164,865	$234,743	$(69,878)	(30)%
Cost of products sold	148,562	222,974	(74,412)	(33)%
Operating expenses	3,128	5,010	(1,882)	(38)%
Selling, general and administrative expenses	3,194	3,049	145	5%
Depreciation and amortization	1,838	1,866	(28)	(2)%
	8,143	1,844	6,299	342%
Other operating income (loss), net	(2)	16,168	(16,170)	(100)%
Operating income	$8,141	$18,012	$(9,871)	(55)%

NGL sales volumes (Bbls)	6,952	6,269	683	11%

    Products Revenues. Our average sales price per barrel decreased $13.73, or 37%, resulting in a decrease to revenues of $86.1 million. The decrease in average sales price per barrel was a result of a decrease in market prices. Sales volumes increased 11%, increasing revenues by $16.2 million.

Cost of products sold.  Our average cost per barrel decreased $14.20, or 40%, decreasing cost of products sold by $89.0 million.  The decrease in average cost per barrel was a result of a decrease in market prices.  The increase in sales volume of 11% resulted in a $14.6 million increase to cost of products sold. Our margins increased $0.47 per barrel, or $4.5 million, during the period.

    Operating expenses.  Operating expenses decreased $1.9 million related to the divestiture of assets and the elimination of the associated expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses remained relatively consistent.

Depreciation and amortization. Depreciation and amortization remained relatively consistent.

Other operating income (loss), net.  Other operating income, net represents gains and losses from the disposition of property, plant and equipment.

Interest Expense, Net

Comparative Components of Interest Expense, Net for the Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,		Variance	Percent Change
	2020	2019
	(In thousands)
Revolving loan facility	$2,200	$3,566	$(1,366)	(38)%
Senior notes	8,528	6,851	1,677	24%
Amortization of deferred debt issuance costs	1,683	1,080	603	56%
Amortization of debt discount	(38)	(77)	39	51%
Other	526	390	136	35%
Finance leases	61	164	(103)	(63)%
Capitalized interest	(17)	—	(17)
Interest income	—	(1)	1	100%
Total interest expense, net	$12,943	$11,973	$970	8

Comparative Components of Interest Expense, Net for the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,		Variance	Percent Change
	2020	2019
	(In thousands)
Revolving loan facility	$6,364	$15,356	$(8,992)	(59)%
Senior notes	21,738	20,175	1,563	8%
Amortization of deferred debt issuance costs	2,674	3,558	(884)	(25)%
Amortization of debt premium	(191)	(230)	39	17%
Other	1,426	1,331	95	7%
Finance leases	260	533	(273)	(51)%
Capitalized interest	(26)	(2)	(24)	(1,200)%
Interest income	—	(91)	91	100%
Total interest expense, net	$32,245	$40,630	$(8,385)	(21)%

Indirect Selling, General and Administrative Expenses

	Three Months Ended September 30,		Variance	Percent Change	Nine Months Ended September 30,		Variance	Percent Change
	2020	2019			2020	2019
	(In thousands)				(In thousands)
Indirect selling, general and administrative expenses	$4,523	$4,515	$8	—%	$13,256	$13,681	$(425)	(3)%

    Indirect selling, general and administrative expenses remained consistent for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Indirect selling, general and administrative expenses decreased for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to transaction expenses incurred in the first quarter of 2019 related to the acquisition of MTI of $0.2 million and decreased professional fees of $0.2 million.

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

    Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. The Conflicts Committee of our general partner approved the following reimbursement amounts during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Variance	Percent Change	Nine Months Ended September 30,		Variance	Percent Change
	2020	2019			2020	2019
	(In thousands)				(In thousands)
Conflicts Committee approved reimbursement amount	$4,103	$4,164	$(61)	(1)%	$12,364	$12,492	$(128)	(1)%

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

Cash Flows - Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

    The following table details the cash flow changes between the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Variance	Percent Change
	2020	2019
	(In thousands)
Net cash provided by (used in):
Operating activities	$19,150	$25,619	$(6,469)	(25)%
Investing activities	(12,747)	175,824	(188,571)	(107)%
Financing activities	(7,397)	(199,941)	192,544	96%
Net increase (decrease) in cash and cash equivalents	$(994)	$1,502	$(2,496)	(166)%

    Net cash provided by operating activities. The decrease in net cash provided by operating activities for the nine months ended September 30, 2020 includes a $7.8 million decrease in net cash received from discontinued operating activities, a decrease in operating results of $2.1 million, an unfavorable variance in working capital of $2.2 million, and an unfavorable variance in other non-current assets and liabilities of $0.1 million. Offsetting this decrease was and a $5.7 million increase in other non-cash charges.

    Net cash provided by (used in) investing activities. Net cash provided by (used in) investing activities for the nine months ended September 30, 2020 decreased $188.6 million. Cash received from discontinued investing activities decreased $209.2 million. Net proceeds from the sale of property, plant and equipment decreased $13.9 million offset by $7.2 million in proceeds received from the involuntary conversion of property, plant and equipment. A decrease in cash used of $3.6 million resulted from higher payments for capital expenditures and plant turnaround costs in 2019 as well as a decrease of $23.7 million in cash used resulting from assets acquired from MTI in January of 2019.

    Net cash used in financing activities. Net cash used in financing activities for the nine months ended September 30, 2020 decreased primarily as a result of a $102.4 million decrease in cash used related to excess purchase price over the carrying value of acquired assets in common control transactions during 2019. Additionally, net payments of long-term borrowings decreased $54.7 million and cash distributions paid decreased $34.1 million. Costs associated with our credit facility decreased $0.7 million.

Total Contractual Obligations

A summary of our total contractual cash obligations as of September 30, 2020, is as follows:

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Revolving credit facility	$205,000	$—	$—	$205,000	$—
7.25% senior unsecured notes, due 2021	28,790	28,790	—	—	—
11.5% senior secured notes, due 2025	291,970	—	—	291,970	—
10.0% senior secured notes, due 2024	53,750	—	—	53,750	—
Throughput commitment	10,487	6,244	4,243	—	—
Operating leases	27,492	8,603	9,975	2,845	6,069
Finance lease obligations	3,537	3,189	348	—	—
Interest payable on finance lease obligations	70	57	13	—	—
Interest payable on fixed long-term debt obligations	167,445	39,735	77,903	49,807	—
Total contractual cash obligations	$788,541	$86,618	$92,482	$603,372	$6,069

The interest payable under our credit facility is not reflected in the above table because such amounts depend on the  outstanding balances and interest rates, which vary from time to time.

Letters of Credit.  At September 30, 2020, we had outstanding irrevocable letters of credit in the amount of $17.4 million, which were issued under our revolving credit facility.

Off Balance Sheet Arrangements.  We do not have any off-balance sheet financing arrangements.

Description of Our Indebtedness

Revolving Credit Facility

At September 30, 2020, we maintained a $300.0 million revolving credit facility, after giving effect to the Credit Facility Amendment. The revolving credit facility matures on August 31, 2023. Please see Note 6 in Part I of this Form 10-Q for more information about the Credit Facility Amendment.

As of September 30, 2020, we had $205.0 million outstanding under the revolving credit facility and $17.4 million of outstanding irrevocable letters of credit, leaving a maximum amount available to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $77.6 million. After giving effect to our then current borrowings, outstanding letters of credit and the financial covenants contained in our revolving credit facility, we had the ability to borrow approximately $77.6 million in additional amounts thereunder as of September 30, 2020.
The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.  During the nine months ended September 30, 2020, the level of outstanding draws on our credit facility has ranged from a low of $170.0 million to a high of $223.0 million.

The credit facility is guaranteed by substantially all of our subsidiaries. Obligations under the credit facility are secured by first priority liens on substantially all of our assets and those of the guarantors, including, without limitation, inventory, accounts receivable, bank accounts, marine vessels, equipment, fixed assets and the interests in our subsidiaries.

    We may prepay all amounts outstanding under the credit facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements. The credit facility requires mandatory prepayments of amounts outstanding thereunder with excess cash (as defined in the revolving credit facility) that exceeds $25.0 million and the net proceeds of certain asset sales, equity issuances and debt incurrences. If we sell assets and receive net cash proceeds in excess of $25.0 million, the commitments of the lenders under the revolving credit facility will be reduced by $25.0 million.

    Indebtedness under the credit facility bears interest at our option at the Eurodollar Rate (the British Bankers Association LIBOR Rate) plus an applicable margin, with a floor for LIBOR of 1%) or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin. We pay a per annum fee on all letters of credit issued under the credit facility, and we pay a commitment fee per annum on the unused revolving credit availability under the credit facility. The letter of credit fee, the commitment fee and the applicable margins for our interest rate vary quarterly based on our Total Leverage Ratio (as defined in the Credit Facility Amendment, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows as of September 30, 2020:

Leverage Ratio	Base Rate Loans	Eurodollar Rate Loans	Letters of Credit
Less than 3.00 to 1.00	1.75%	2.75%	2.75%
Greater than or equal to 3.00 to 1.00 and less than 3.50 to 1.00	2.00%	3.00%	3.00%
Greater than or equal to 3.50 to 1.00 and less than 4.00 to 1.00	2.25%	3.25%	3.25%
Greater than or equal to 4.00 to 1.00 and less than 4.50 to 1.00	2.50%	3.50%	3.50%
Greater than or equal to 4.50 to 1.00 and less than 5.00 to 1.00	2.75%	3.75%	3.75%
Greater than or equal to 5.00 to 1.00	3.00%	4.00%	4.00%

    At September 30, 2020, the applicable margin for revolving loans that are LIBOR loans ranges from 2.75% to 4.00%, with a 1% floor for LIBOR, and the applicable margin for revolving loans that are base prime rate loans ranges from 1.75% to 3.00%. The applicable margin for LIBOR borrowings at September 30, 2020 is 3.75%.

    The credit facility includes financial covenants that are tested on a quarterly basis, based on the rolling four quarter period that ends on the last day of each fiscal quarter.

    In addition, the credit facility contains various covenants, which, among other things, limit our and our subsidiaries’ ability to: (i) grant or assume liens; (ii) make investments (including investments in our joint ventures) and acquisitions; (iii) enter into certain types of hedging agreements; (iv) incur or assume indebtedness; (v) sell, transfer, assign or convey assets; (vi) repurchase our equity, make distributions (including a limit on our ability to make quarterly distributions to unitholders in excess of $0.005 per unit unless our Total Leverage Ratio (as defined in the Credit Facility Amendment) is below 3.75:1:00) and certain other restricted payments; (vii) change the nature of our business; (viii) engage in transactions with affiliates; (ix) enter into certain burdensome agreements; (x) make certain amendments to the Omnibus Agreement and our material agreements; (xi) make capital expenditures; and (xii) permit our joint ventures to incur indebtedness or grant certain liens.

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

2025 Senior Notes and Indenture

General

The 2025 Notes were issued to eligible holders that participated in the Exchange Offer pursuant to an indenture, dated as of August 12, 2020 (the "2025 Notes Indenture"), among the Issuers, the guarantors party thereto, U.S. Bank National Association, as trustee, and U.S. Bank National Association as collateral trustee.

The 2025 Notes are guaranteed on a full, joint and several basis by each of the Partnership’s existing domestic restricted subsidiaries (other than Finance Corp. and Talen’s Marine & Fuel, LLC) (the "Guarantors") and will be guaranteed in the future by any domestic restricted subsidiaries, in each case, if and so long as such entity guarantees (or is an obligor with respect to) any other indebtedness for borrowed money of either the Issuers or any Guarantor. The 2025 Notes and the guarantees thereof are secured on a third-priority basis by a lien on substantially all assets of the Issuers and the Guarantors, subject to the terms of an intercreditor agreement (the "Intercreditor Agreement") and certain other exceptions.

The 2025 Notes and the guarantees thereof are, pursuant to the Intercreditor Agreement, secured by third-priority liens and thus are effectively junior to any obligations under the Credit Facility, which are secured on a "first-lien" basis, and effectively junior to any obligations under the 2024 Notes Indenture (as defined below), which are secured on a "second-lien" basis, in each case, to the extent of the value of the collateral securing such first-lien obligations, second-lien obligations and third-lien obligations. The 2025 Notes and the guarantees thereof rank effectively senior to all of the Partnership’s existing and future unsecured indebtedness (including the 2021 Notes) to the extent of the value of the collateral securing the 2025 Notes and such guarantees.

Maturity and Interest

The 2025 Notes will mature on February 28, 2025. Interest on the 2025 Notes accrues at a rate of 11.50% per annum and is payable semi-annually in cash in arrears on February 15 and August 15 of each year, commencing on February 15, 2021.

Redemption

At any time prior to August 12, 2022, the Issuers may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 2025 Notes issued under the 2025 Notes Indenture at a redemption price of 111.5% of the principal amount of the 2025 Notes, plus accrued and unpaid interest to the redemption date, with an amount of cash equal to the net cash proceeds of certain equity offerings. On or after August 12, 2022, the Issuers may redeem all or part of the 2025 Notes at redemption prices equal to 100%, plus accrued and unpaid interest up to, but not including, the redemption date. In addition, at any time prior to August 12, 2022, the Issuers may redeem all or a part of the 2025 Notes at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed plus a make-whole premium, plus accrued and unpaid interest up to, but not including, the redemption date.

Also, if at any time the Total Leverage Ratio (as defined in the Credit Facility Amendment) is greater than 3.75:1:00, Issuers will use 25% of any excess cash flow (as defined in the 2025 Notes Indenture) to make an offer to all holders of the 2025 Notes to purchase the 2025 Notes at 100% of the principal amount thereof; provided, however, the Issuers, in their sole discretion, can allocate up to 100% of excess cash flow to offer to repurchase the 2025 Notes at 100% of the principal amount thereof, subject to restrictions in the revolving credit facility on prepaying junior debt.

Certain Covenants and Events of Default

The 2025 Notes Indenture contains customary covenants restricting the Partnership’s ability and the ability of its restricted subsidiaries to: (i) pay distributions on, purchase or redeem its common units or purchase or redeem its subordinated debt; (ii) incur or guarantee additional indebtedness or issue certain kinds of preferred equity securities; (iii) create or incur certain liens securing indebtedness; (iv) sell assets, including dispositions of the collateral securing the 2025 Notes; (v) consolidate, merge or transfer all or substantially all of its assets; (vi) enter into transactions with affiliates; and (vii) enter into agreements that restrict distributions or other payments from its restricted subsidiaries to the Partnership. The 2025 Notes Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the 2025 Notes Indenture, U.S. Bank National Association, as trustee, or the holders of at least 25% in aggregate principal amount of the then outstanding 2025 Notes may declare all of the 2025 Notes to be due and payable immediately and subject to the terms of the Intercreditor Agreement, foreclose upon the collateral for the 2025 Notes.

2024 Senior Notes and Indenture

General

The 2024 Notes were issued to eligible holders that participated in the Exchange Offer pursuant to an indenture, dated as of August 12, 2020 (the "2024 Notes Indenture"), among the Issuers, the guarantors party thereto, U.S. Bank National Association, as trustee, and U.S. Bank National Association as collateral trustee.

The 2024 Notes are guaranteed on a full, joint and several basis by the Guarantors and will be guaranteed in the future by any domestic restricted subsidiaries, in each case, if and so long as such entity guarantees (or is an obligor with respect to) any other indebtedness for borrowed money of either the Issuers or any Guarantor. The 2024 Notes and the guarantees thereof are secured on a second-priority basis by a lien on substantially all assets of the Issuers and the Guarantors, subject to the terms of the Intercreditor Agreement and certain other exceptions.

The 2024 Notes and the guarantees thereof are, pursuant to the Intercreditor Agreement, secured by second-priority liens and thus are effectively junior to any obligations under the Credit Facility, which are secured on a "first-lien" basis, and are effectively senior to the obligations under the 2025 Notes Indenture, which are secured on a "third-lien" basis, in each case, to the extent of the value of the collateral securing such first-lien, second-lien obligations and third-lien obligations. The 2024 Notes and the guarantees thereof rank effectively senior to all of the Issuers’ existing and unsecured indebtedness (including the 2021 Notes) to the extent of the value of the collateral securing the 2024 Notes and such guarantees.

Maturity and Interest

The 2024 Notes will mature on February 29, 2024. Interest on the 2024 Notes accrues at a rate of 10.00% per annum and will be payable semi-annually in cash in arrears on February 15 and August 15 of each year, commencing on February 15, 2021.

Redemption

At any time prior to August 12, 2021, the Issuers may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 2024 Notes issued under the 2024 Notes Indenture at a redemption price of 110% of the principal amount of the 2024 Notes, plus accrued and unpaid interest to the redemption date, with an amount of cash equal to the net cash proceeds of certain equity offerings. On or after August 12, 2021, the Issuers may redeem all or part of the 2024 Notes at redemption prices (expressed as percentages of the principal amount) equal to (i) 102% for the twelve-month period beginning on August 12, 2021; (ii) 101% for the twelve-month period beginning on August 12, 2022 and (iii) 100% at any time thereafter, plus accrued and unpaid interest up to, but not including, the redemption date. In addition, at any time prior to August 12, 2021, the Issuers may redeem all or a part of the 2024 Notes at a redemption price equal to 100% of the principal amount of the 2024 Notes to be redeemed plus a make-whole premium, plus accrued and unpaid interest up to, but not including, the redemption date.

Certain Covenants and Events of Default

The 2024 Notes Indenture contains covenants that are substantially the same as those contained in the 2025 Notes Indenture described above.

2021 Senior Notes

For a description of our 7.25% senior unsecured notes due 2021, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Description of Our Long-Term Debt" in our Annual Report on Form 10-K for the year ended December 31, 2019, as amended. In connection with the completion of the Exchange Offer and consent solicitation to certain eligible holders of the 2021 Notes, on August 12, 2020, we entered into a supplemental indenture to eliminate substantially all of the restrictive covenants in the indenture governing the 2021 Notes.

    Capital Resources and Liquidity

    Historically, we have generally satisfied our working capital requirements and funded our debt service obligations and capital expenditures with cash generated from operations and borrowings under our revolving credit facility.

    At September 30, 2020, we had cash and cash equivalents of $1.9 million and available borrowing capacity of $77.6 million under our revolving credit facility with $205.0 million of borrowings outstanding.  Our revolving credit facility matures on August 31, 2023

    We expect that our primary sources of liquidity to meet operating expenses, service our indebtedness, pay distributions to our unitholders and fund capital expenditures will be provided by cash flows generated by our operations, borrowings under our revolving credit facility and access to the debt and equity capital markets.  Our ability to generate cash from operations will depend upon our future operating performance, which is subject to certain risks.   For a discussion of such risks, please read "Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2019, filed with the SEC on February 14, 2020, as updated and supplemented in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarters ended March 31, 2020 and June 30, 2020, and as may be further updated and supplemented from time to time in our future Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  In addition, due to the covenants in our revolving credit facility, our financial and operating performance impacts the amount we are permitted to borrow under that facility.

    We are in compliance with all debt covenants as of September 30, 2020 and expect to be in compliance for the next twelve months.

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

Impact of Inflation

    Inflation did not have a material impact on our results of operations for the nine months ended September 30, 2020 or 2019.  Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

    Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the nine months ended September 30, 2020 or 2019.

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

We have entered into hedging transactions as of September 30, 2020 to protect a portion of our commodity price risk exposure. These hedging arrangements are in the form of swaps and options for NGLs. We have instruments totaling a gross notional quantity of 645,000 barrels settling during the period from October 31, 2020 through January 31, 2021. These instruments settle against the applicable pricing source for each grade and location. These instruments are recorded on our Consolidated and Condensed Balance Sheets at September 30, 2020 in "Fair value of derivatives" as a current liability of $0.4 million. Based on the current net notional volume hedged as of September 30, 2020, a $0.10 change in the expected settlement price of these contracts would result in an impact to our net income of approximately $2.7 million.

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 4.75% as of September 30, 2020.  Based on the amount of unhedged floating rate debt owed by us on September 30, 2020, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $2.1 million annually.

We are not exposed to changes in interest rates with respect to our 2021 Notes, 2024 Notes, and 2025 Notes as these obligations are fixed rate.  Based on the market prices of similar debt at September 30, 2020, the estimated fair value of the 2021 Notes, 2024 Notes and 2025 Notes was $27.6 million, $54.4 million and $261.5 million respectively. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of a 100 basis point increase in interest rates. Such an increase in interest rates at September 30, 2020, would result in no decrease in the fair value of our 2021 Notes, a $1.5 million decrease in the fair value of our 2024 Notes, and a $8.4 million decrease in the fair value of our 2025 Notes.

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

    There have been no material changes to the Partnership's risk factors since our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 14, 2020, as updated and supplemented in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarters ended March 31, 2020 and June 30, 2020.

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

4.1
Fifth Supplemental Indenture, to the Indenture dated February 11, 2013, dated as of August 11, 2020, by and among the Partnership, Martin Midstream Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed August 12, 2020 and incorporated herein by reference).

4.2
Indenture (including form of 11.50% Senior Secured Second Lien Notes due 2025), dated as of August 12, 2020, by and among the Partnership, Martin Midstream Finance Corp., the Guarantors named therein, U.S. Bank National Association as trustee, and U.S. Bank National Association as collateral trustee (filed as Exhibit 4.2 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed August 12, 2020 and incorporated herein by reference).

4.3
Indenture (including form of 10.00% Senior Secured 1.5 Lien Notes due 2024), dated as of August 12, 2020, by and among the Partnership, Martin Midstream Finance Corp., the Guarantors named therein, U.S. Bank National Association as trustee, and U.S. Bank National Association as collateral trustee (filed as Exhibit 4.3 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed August 12, 2020 and incorporated herein by reference).

10.1
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

10.2**
Backstop Agreement, dated as of July 9, 2020, among Martin Midstream Partners L.P., Martin Midstream Finance Corp., the other Credit Parties party thereto, and the backstop parties party thereto (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed July 9, 2020, and incorporated herein by reference).

10.3*
Retention Bonus Agreement, dated as of August 28, 2020, among Martin Operating Partnership and certain Named Executive Officers, the material provisions of which were disclosed in item 5.02 on Form 8-K (SEC File No. 000-50056), filed September 3, 2020.

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

101	Inline Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020, formatted in Extensible Business Reporting Language: (1) the Consolidated and Condensed Balance Sheets; (2) the Consolidated and Condensed Statements of Income; (3) the Consolidated and Condensed Statements of Cash Flows; (4) the Consolidated and Condensed Statements of Capital; and (5) the Notes to Consolidated and Condensed Financial Statements.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (contained in Exhibit 101).
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

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

October 26, 2020	By:	/s/ Robert D. Bondurant
Robert D. Bondurant
Executive Vice President, Treasurer, Chief Financial Officer, and Principal Accounting Officer