Form 10-K
period 2020-12-31
MARTIN MIDSTREAM PARTNERS L.P.
filed 2021-03-03
CIK 1176334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One	Annual Report Pursuant to Section 13 or 15(d) of the
☒	Securities Exchange Act of 1934

For the fiscal year ended	December 31, 2020
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the
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
mmlp
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
 Yes ☐                        No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                        No ☒

    As of June 30, 2020, 38,852,507 common units were outstanding.  The aggregate market value of the common units held by non-affiliates of the registrant as of such date approximated $37,935,739 based on the closing sale price on that date.  There were 38,893,342 of the registrant’s common units outstanding as of March 3, 2021.

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

Forward-Looking Statements

This annual report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Statements included in this annual report that are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), are forward-looking statements. These statements can be identified by the use of forward-looking terminology including "forecast," "may," "believe," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward-looking" information. We and our representatives may from time to time make other oral or written statements that are also forward-looking statements.

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

Overview

We are a publicly traded limited partnership with a diverse set of operations focused primarily in the United States ("U.S.") Gulf Coast region. Our four primary business lines include:

•Terminalling, processing, storage and packaging services for petroleum products and by-products, including the refining of naphthenic crude oil;

•Land and marine transportation services for petroleum products and by-products, chemicals, and specialty products;

•Sulfur and sulfur-based products processing, manufacturing, marketing, and distribution; and

•Natural gas liquids ("NGL") marketing, distribution, and transportation services.

    Our vertically integrated services have created longstanding relationships with a diversified customer base that includes major and independent oil and gas companies, independent refiners, chemical companies, and other wholesale purchasers of certain petroleum products and by-products, with significant business concentrated around the U.S. Gulf Coast refinery complex, which is a major hub for petroleum refining, natural gas gathering and processing, and support services for the exploration and production industry. The petroleum products and by-products we gather, transport, store and market are produced primarily by major and independent oil and gas companies who often rely on third parties, such as us, for the transportation and disposition of these products.

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

    We were formed in 2002 by Martin Resource Management Corporation, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management Corporation has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management Corporation is an important supplier and customer of ours. As of December 31, 2020, Martin Resource Management Corporation owned 15.7% of our total outstanding common limited partner units. Furthermore, Martin Resource Management Corporation controls Martin Midstream GP LLC ("MMGP"), our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of MMGP. MMGP owns a 2.0% general partner interest in us and all of our incentive distribution rights. Martin Resource Management Corporation directs our business operations through its ownership interests in and control of our general partner.

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

    Martin Resource Management Corporation has operated our business since its inception in 2002.  Martin Resource Management Corporation began operating our NGL business in the 1950s and our sulfur business in the 1960s. It began our land transportation business in the early 1980s and our marine transportation business in the late 1980s. It entered into our fertilizer and terminalling and storage businesses in the early 1990s.

Primary Business Segments

Our primary business segments can be generally described as follows:

•Terminalling and Storage.  We own or operate 17 marine shore-based terminal facilities and 13 specialty terminal facilities located primarily in the U.S. Gulf Coast region with aggregate storage capacity of 2.6 million barrels. We provide storage, refining, blending, packaging, and handling services for producers and suppliers of petroleum products and by-products, including the refining of naphthenic crude oil and the blending and packaging of various grades and quantities of industrial, commercial, and automotive lubricants and greases. Our facilities and resources provide us with the ability to handle various products that require specialized treatment, such as molten sulfur and asphalt. We also provide land rental to oil and gas companies along with storage and handling services for lubricants and fuels through our shore-based terminals. We provide these terminalling and storage services on a fixed-fee basis and a significant portion of the contracts in this segment provide for minimum fee arrangements that are not based on the volumes handled. We believe that our terminalling, processing, storage and packaging services for petroleum products and by-products would be difficult for our customers or competitors to replicate.

•Transportation.  We operate a fleet of both land transportation and marine transportation assets that transport petroleum products and by-products, petrochemicals, and chemicals. Our land transportation assets include approximately 560 trucks and 1,150 tank trailers which are based across 23 terminals strategically located throughout the U.S. Gulf Coast and southeastern United States. Our marine transportation assets include 31 inland marine tank barges, 14 inland push boats and one articulated offshore tug and barge unit that operate coastwise along the Gulf of Mexico and east coast and on the U.S. inland waterway system, primarily between domestic ports along the Gulf of Mexico, the Intracoastal Waterway, the Mississippi River system and the Tennessee-Tombigbee Waterway system. Our "refinery and petrochemical services" model is focused on transportation of heavy tank bottoms (by-products) and other petroleum products, hauling liquefied petroleum gas ("LPG"), molten sulfur, sulfuric acid, paper mill liquids, chemicals, dry bulk and numerous other bulk liquid commodities from refineries and petrochemical production locations to end markets. We provide these transportation services on a fee basis, and many of our customers have long standing contractual relationships with us. We believe our modernized asset base is attractive both to our existing customers as well as potential new customers. In addition, our fleet contains several vessels that reflect our focus on specialty products.

•Sulfur Services.  We own 21 railcars and lease 27 railcars equipped to transport molten sulfur and we lease 131 railcars to transport our fertilizer products. We have developed an integrated system of transportation assets and facilities relating to sulfur services. We process and distribute sulfur produced by oil refineries primarily located in the U.S. Gulf Coast region. We purchase and sell molten sulfur on contracts that are tied to sulfur indices to minimize margin fluctuations. We process molten sulfur into prilled or pelletized sulfur at our facilities in Beaumont, Texas and Port of Stockton, California on contracts that traditionally provide guaranteed minimum fees. The sulfur we process and handle is primarily used in the production of fertilizers and industrial chemicals. We own and operate five sulfur-based fertilizer production plants and one emulsified sulfur blending plant. These plants are located in Texas and Illinois and manufacture primarily sulfur-based fertilizer products for wholesale distributors and industrial users. Demand for our sulfur products exists across the globe, and our asset base provides additional opportunities to handle increases in U.S. supply and access to foreign demand.

•Natural Gas Liquids.  We sell and distribute NGLs that we primarily purchase from refineries and natural gas processors. We store and transport NGLs for wholesale deliveries to refineries, industrial NGL users and propane retailers in the southeastern U.S. We own approximately 2.1 million barrels of underground storage capacity for NGLs. This segment is primarily driven by the purchase of butane in the summer months, when demand is typically low, and sale in the winter months, when demand is typically higher.

Significant Developments in 2020

Sale of Mega Lubricants

On December 22, 2020, we entered into an asset purchase and sale agreement to sell certain assets used in connection with our Mega Lubricants shore-based terminals business ("Mega Lubricants") to John W. Stone Oil Distributor, LLC ("Stone Oil") for $22.4 million. Mega Lubricants is engaged in the business of blending, manufacturing and delivering various marine application lubricants, sub-sea specialty fluids, and proprietary commercial and industrial products. The transaction closed on December 22, 2020. The proceeds from the transaction were used to reduce outstanding borrowings under our revolving credit facility.

Exchange Offer and Cash Tender Offer

On August 12, 2020, (the "Settlement Date") we successfully completed our exchange offer (the "Exchange Offer") and consent solicitation to certain eligible holders of our 7.25% senior unsecured notes due 2021 ("2021 Notes") and separate but related cash tender offer and consent solicitation to certain other holders of our 2021 Notes. Please see Note 15 in Part II of this Form 10-K for more information about the Exchange Offer and related transactions.

COVID-19

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

Due to the economic impacts of the COVID-19 pandemic, the markets experienced a decline in oil prices in response to oil demand concerns. These concerns were further exacerbated by the price war among members of the Organization of Petroleum Exporting Countries ("OPEC") and other non-OPEC producer nations during the first quarter of 2020 and global storage considerations. Travel restrictions and stay-at-home orders implemented by governments in many regions and countries across the globe, including the United States, have greatly impacted the demand for refined products resulting in a significant reduction in refinery utilization, which has impacted our 2020 performance. This impact started in February of 2020 and continued through the end of the year, during which time we have seen unfavorable trends in certain key metrics across several of our business lines compared to historical periods. The significant reduction in refinery utilization as a result of reduced refined products demand significantly impacted our Transportation and NGL segments. As the volume of products produced or purchased by refineries has been reduced, demand for our services has decreased.

Looking forward, we expect to continue to experience some adverse impacts of COVID-19 in our transportation segment during the first half of 2021 but we believe that refinery utilization will continue to increase in the second half of 2021 as a result of widespread vaccinations, government stimulus, and a rebounding economy. This should ultimately improve refined product demand as people get back to work and begin traveling again. We expect this will positively impact our transportation segment as demand for our services improves.

The extent to which the duration and severity of the pandemic impacts our business, results of operations, and financial condition, will depend on future developments, which are highly uncertain and cannot be predicted at this time. Accordingly, the full impact of COVID-19 will not be reflected in our results of operations and overall financial performance until future periods. Management also assessed the extent to which the current macroeconomic events brought about by COVID-19 and significant declines in refined product demand impacted the valuation of expected credit losses on accounts receivable and certain inventory items or resulted in modifications to any significant contracts. Ultimately the results of these assessments did not have a material impact on our results as of December 31, 2020.

Subsequent Events

Retirement of 2021 Notes. On February 15, 2021, our 2021 Notes matured and we retired the outstanding balance of $28.8 million using our revolving credit facility.

Quarterly Distribution. On January 25, 2021, we declared a quarterly cash distribution of $0.005 per common unit for the fourth quarter of 2020, or $0.02 per common unit on an annualized basis, which was paid on February 12, 2021 to unitholders of record as of February 5, 2021.

Our Growth Strategy

The key components of our growth strategy are:

•Pursue Organic Growth Projects. We continually evaluate organic expansion opportunities in existing areas of operation that will allow us to leverage our existing market position and increase the revenues from our existing assets through improved utilization and efficiency.

•Spur Internal Organic Growth by Attracting New Customers and Expanding Services Provided to Existing Customers. Opportunities exist to expand our customer base and provide additional services and products to existing customers. We generally begin a relationship with a customer by transporting, storing or marketing a limited range of products and services. Expanding our customer base and our service and product offerings to existing customers is an efficient and cost effective method of achieving organic growth in revenues and cash flow. We plan to focus on growth in our business segments with a stronger economic outlook.
•Establish Strategic Commercial Alliances. Many of our larger customers, which include major integrated energy companies, have established strategic alliances with midstream service providers such as us to address logistical and transportation challenges or to achieve operational synergies. We intend to utilize our industry knowledge, network of customers and suppliers, and strategic asset base to expand commercial alliances to drive revenue and cash flow growth in the future.

•Maintain a Disciplined Financial Policy. We intend to continue pursuing a disciplined financial policy that includes continuing to evaluate the sale of non-core assets and conservative capital spending to pay down debt, and prudent control of distributions.

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

    Strategically Located Assets. A significant portion of our cash flow comes from providing various services to the oil refining industry.  Accordingly, a significant portion of our assets are located in proximity to refining operations along the U.S. Gulf Coast.  For example, our land transportation assets are based out of terminals located to serve refineries and chemical companies across the U.S. Gulf Coast. Many of our sulfur services assets are located to source sulfur from the largest refinery sources in the United States. Finally, our terminalling and storage assets are located in areas across the U.S. Gulf Coast to support our refinery-based customers.

    Specialized Transportation Equipment and Storage Facilities. We have the assets and expertise to handle and transport an array of petroleum products and by-products with unique requirements for transportation and storage. For example, we own facilities and resources to transport a variety of specialty products, including ammonia, molten sulfur and asphalt. Some of these specialty products require treatment across a wide range of temperatures (between approximately -30 to +400 degrees Fahrenheit) to remain in liquid form, which our facilities are designed to accommodate. These capabilities help us enhance relationships with our customers by offering them services to handle their unique product requirements.

Strong Industry Reputation and Established Relationships with Suppliers and Customers. We have established a reputation in our industry as a reliable and cost-effective supplier of services to our customers and have a track record of safe, efficient operation of our facilities. Our management has also established long-term relationships with many of our suppliers and customers. We benefit from our management’s reputation and track record and from these long-term relationships. We provide specialized value-added services to our customers and believe we have become an integral part of their value chain.

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

    Strong Parent Support. Martin Resource Management Corporation, our general partner, which is privately owned, assumes a significant amount of the working capital demands and margin risk, providing stable fee-based cash flows to our limited partners.

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

The marine and offshore oil and gas exploration and production industries use terminal facilities in the U.S. Gulf Coast region as shore bases that provide them logistical support services as well as a broad range of products, including fuel oil, lubricants, chemicals and supplies. The demand for these types of terminals, services and products is driven primarily by offshore exploration, development and production in the Gulf of Mexico. Offshore activity is greatly influenced by current and projected prices of oil and natural gas and regulatory requirements.

Specialty Petroleum Terminals.  We own or operate 13 terminalling facilities providing storage, handling and transportation of various petroleum products and by-products as well as the blending and packaging of naphthenic lubricants and automotive, commercial, industrial, and post-tension greases. The locations and capabilities of our terminals are structured to complement our other businesses and reflect our strategy to provide a broad range of integrated services in the storage, handling and transportation of products. We developed our terminalling and storage assets by acquisition and upgrades of existing facilities as well as developing our own properties strategically located near rail, waterways and pipelines. We anticipate further expansion of our terminalling facilities through primarily organic growth.

At the Neches, Stanolind, and Tampa terminals, our customers are primarily energy and petrochemical companies. In addition, Martin Resource Management Corporation pays us for terminalling and storage of asphalt at our Tampa facility through a terminalling service agreement that includes a provision for minimum volume throughput requirements. We charge either a fixed monthly fee or a throughput fee for the use of services we perform at our facilities based on the capacity of the applicable tank. We conduct a substantial portion of our terminalling and storage operations under long-term contracts, which enhances the stability and predictability of our operations and cash flow. We attempt to balance our short-term and long-term terminalling contracts in order to allow us to maintain a consistent level of cash flow while maintaining flexibility to earn higher storage revenues when demand for storage space increases. In addition, a significant portion of the contracts for our specialty terminals provide for minimum fee arrangements that are not based on the volume handled.

In Smackover, Arkansas, we own a refinery and terminal where we process crude oil into finished products that include naphthenic lubricants, distillates, asphalt and other intermediates.  This process is dedicated to a subsidiary of Martin Resource Management Corporation through a long-term tolling agreement based on throughput rates and a monthly reservation fee.

    In Smackover, Arkansas, we own and operate a terminal used for lubricant blending, processing, packaging, marketing and distribution. This terminal is used as our central hub for branded and private label packaged lubricants where we receive, package and ship heavy-duty, passenger car, and industrial lubricants to a network of retailers and distributors.

    In Kansas City, Missouri, we lease and operate a plant that specializes in the production, packaging and distribution of automotive, commercial and industrial greases. In Houston, Texas, we own and operate a plant that specializes in the production and distribution of commercial and industrial greases. In Phoenix, Arizona, we lease and operate a plant that specializes in the production and distribution of commercial and industrial greases.

We own asphalt terminals in each of Hondo, South Houston, and Port Neches, Texas and Omaha, Nebraska, each dedicated to a subsidiary of Martin Resource Management Corporation through a terminalling service agreement based on throughput rates.

In Beaumont, Texas, we own a terminal where we receive natural gasoline via pipeline and then ship the product to our customers via other pipelines to which the facility is connected, referred to as the "Spindletop Terminal."  Our fees for the use of this facility are based on the volume of barrels shipped from the terminal.

    The following is a summary description of our shore-based specialty terminals:

Terminal	Location	Aggregate Capacity (in barrels)	Products	Description
Tampa (1)	Tampa, Florida	662,000	Asphalt, crude oil, and diesel	Marine terminal, loading/unloading for vessels, barges, railcars and trucks
Stanolind	Beaumont, Texas	619,000	Asphalt, crude oil, sulfur, sulfuric acid and fuel oil	Marine terminal, marine dock for loading/unloading of vessels, barges, railcars and trucks
Neches (2)	Beaumont, Texas	551,000	Molten sulfur, formed sulfur, ammonia, asphalt, fuel oil, crude oil and sulfur-based fertilizer	Marine terminal, loading/unloading for vessels, barges, railcars and trucks

(1)This terminal is located on land owned by the Tampa Port Authority that was leased to us under a 10-year lease that expires in December 2021. This lease may be extended at the option of the tenant for one option period of five years.

(2)The Neches terminal is a deep water marine terminal located near Beaumont, Texas, on approximately 50 acres of land owned by us, and an additional 96 acres leased to us under terms of a 20-year lease commencing May 1, 2014 with three five-year options.

The following is a summary description of our non shore-based specialty terminals:

Terminal	Location	Aggregate Capacity	Products	Description
Smackover Refinery	Smackover, Arkansas	7,700 barrels per day; 275,000 barrels of crude bulk storage; 647,000 barrels of lubricant storage	Naphthenic lubricants, distillates, asphalt, crude oil	Crude refining facility
Martin Lubricants	Smackover, Arkansas	4.0 million gallons bulk storage	Agricultural, automotive, and industrial lubricants and grease	Lubricants packaging facility
Martin Specialty Products (1)	Kansas City, Missouri	0.2 million gallons of bulk storage	Automotive, commercial and industrial greases	Grease manufacturing and packaging facility
Martin Specialty Products	Houston, Texas	0.2 million gallons of bulk storage	Commercial and industrial greases	Grease manufacturing and packaging facility
Martin Specialty Products (2)	Phoenix, Arizona	0.1 million gallons of bulk storage	Commercial and industrial greases	Grease manufacturing and packaging facility
Hondo Asphalt	Hondo, Texas	182,000 barrels	Asphalt	Asphalt processing and storage
South Houston Asphalt	Houston, Texas	95,000 barrels	Asphalt	Asphalt processing and storage
Port Neches Asphalt	Port Neches, Texas	17,500 barrels	Asphalt	Asphalt processing and storage
Omaha Asphalt	Omaha, Nebraska	112,000 barrels	Asphalt	Asphalt processing and storage
Spindletop	Beaumont, Texas	90,000 barrels	Natural gasoline	Pipeline receipts and shipments

(1)This terminal contains a warehouse owned by third parties and leased under a lease that expires in December 2025 and can be extended by us for one five-year period.
(2)This terminal contains a warehouse owned by third parties and leased under a lease that expires in October 2024 and can be extended by us for one five-year period.

Marine Shore-Based Terminals.  We own or operate 17 marine shore-based terminals along the U.S. Gulf Coast from Theodore, Alabama to Corpus Christi, Texas.   Our terminalling assets are located at strategic distribution points for the products we handle and are in close proximity to our customers. We are one of the largest operators of marine shore-based terminals in the U.S. Gulf Coast region. These terminals are used to distribute and market fuel and lubricants. Additionally, full service terminals also provide shore bases for companies that are operating in the offshore exploration and production industry. Customers are primarily oil and gas exploration and production companies and oilfield service companies, such as drilling fluid companies, marine transportation companies and offshore construction companies. Shore bases typically provide logistical support, including the storing and handling of tubular goods, loading and unloading bulk materials, providing facilities from which major and independent oil companies can communicate with and control offshore operations and leasing dockside facilities to companies which provide complementary products and services such as drilling fluids and cementing services. We generate revenues from our terminals that have shore bases by fees that we charge our customers under land rental contracts for the use of our terminal facility for these shore bases. These contracts generally provide us a fixed land rental fee and additional rental fees that are determined based on a percentage of the sales value of the products and services delivered from the shore base. In addition, Martin Resource Management Corporation, through terminalling service agreements, pays us for terminalling and storage of fuels and lubricants at these terminal facilities and includes a provision for minimum volume throughput requirements.

Our marine shore-based terminals are divided into two classes of terminals: (i) full service terminals and (ii) fuel and lubricant terminals.

Full Service Terminals.  We own or operate four full service terminals. These facilities provide logistical support services and storage and handling services for fuel and lubricants.  The significant difference between our full service terminals and our fuel and lubricant terminals is that our full service terminals generate additional revenues by providing shore bases to support our customer’s operating activities related to the offshore exploration and production industry. One typical use for our shore bases is for drilling fluids manufacturers to manufacture and sell drilling fluids to the offshore drilling industry. Offshore drilling companies may also set up service facilities at these terminals to support their offshore operations. Customers of our full service terminals are primarily oil and gas exploration and production companies, oilfield service companies such as drilling fluids companies, marine transportation companies and offshore construction companies.

    The following is a summary description of our full service terminals:

Terminal	Location	Aggregate Capacity (barrels)	End of Lease (Including Options)
Fourchon 15	Fourchon, Louisiana	7,600	February 2047
Harbor Island (1)	Port Aransas, Texas	6,800	December 2039
Pelican Island	Galveston, Texas	87,600	Own
Theodore	Theodore, Alabama	19,900	Own

(1)A portion of this terminal is owned.

Fuel and Lubricant Terminals.  We own or operate 13 fuel and lubricant terminals located in the U.S. Gulf Coast region that provide storage and handling services for lubricants and fuel oil.

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

(1)This terminal is currently in caretaker status and the lease will not be renewed at the end of the current option.
(2)This terminal is currently in caretaker status.
(3)A portion of this terminal is owned.

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

Land Fleet.  We operate a fleet of land transportation assets comprising approximately 560 trucks and 1,150 tank trailers that transport petroleum products and by-products, petrochemicals, and chemicals. Our land transportation assets operate out of 23 strategically located terminals throughout the U.S. Gulf Coast and Southeastern United States.

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
Plainview

Our largest land transportation customers include petroleum, petrochemical, and chemical companies and Martin Resource Management Corporation. We conduct our land transportation services under fee-based transportation agreements with customers in which we have long term relationships.

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

    The following is a summary description of the marine vessels we use in our marine transportation business :

Class of Equipment	Number in Class	Capacity/Horsepower	Products Transported
Inland tank barges	5	Under 20,000 barrels	Asphalt, crude oil, fuel oil, gasoline and sulfur
Inland tank barges	26	20,000 - 31,000 barrels	Asphalt, crude oil, fuel oil and gasoline
Inland push boats	14	800 - 2,650 horsepower	N/A
Offshore tank barge	1	59,000 barrels	Diesel fuel
Offshore tugboat	1	5,100 horsepower	N/A

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

Sulfur Services Segment

Industry Overview.  Sulfur is a natural element and is required to produce a variety of industrial products. Sulfur demand in the U.S. generally averages 8.5 million to 9.5 million tons annually, and is concentrated around large phosphate fertilizer operations primarily located in the southeastern parts of the country. Currently, all sulfur produced in the U.S. is "recovered sulfur," or sulfur that is a by-product from oil refineries and natural gas processing plants.  Sulfur production in the U.S. is principally located along the U.S. Gulf Coast, along major inland waterways and in some areas of the western United States.

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

We manufacture and market the following sulfur-based fertilizer and related sulfur products:

•Plant nutrient sulfur products.  We produce plant nutrient and agricultural ground sulfur products at our facilities in Odessa, Texas, Seneca, Illinois and Cactus, Texas. Our plant nutrient sulfur product is a 90% degradable sulfur product marketed under the Disper-Sul® trade name and sold throughout the U.S. to direct application agricultural markets.

•Ammonium sulfate products.  We produce various grades of ammonium sulfate including granular, coarse, standard, and 40% ammonium sulfate solution.  These products primarily serve direct application agricultural markets. We package these custom grade products under both proprietary and private labels and sell them to major retail distributors and other retail customers.

•Sulfuric acid. Our sulfuric acid production facility at our Plainview, Texas location processes molten sulfur to produce a dedicated supply of raw material sulfuric acid to our ammonium sulfate production plant.  The ammonium sulfate plant produces approximately 400 tons per day of quality ammonium sulfate and is marketed to our customers throughout the U.S.  The sulfuric acid produced and not consumed by the captive ammonium sulfate production is sold to third parties.

•Industrial sulfur products.  We produce industrial sulfur products such as elemental pastille sulfur, industrial ground sulfur products, and emulsified sulfur. We produce elemental pastille sulfur at our Odessa, Texas and Seneca, Illinois facilities. Elemental pastille sulfur is used to increase the efficiency of the coal-fired precipitators in the power industry. These industrial ground sulfur products are also used in a variety of dusting and wettable sulfur applications such as rubber manufacturing, fungicides, sugar and animal feeds. We produce emulsified sulfur at our Nash, Texas facility. Emulsified sulfur is primarily used to control the sulfur content in the pulp and paper manufacturing processes.

•Liquid sulfur products.  We produce ammonium thiosulfate at our Neches terminal facility in Beaumont, Texas. This agricultural sulfur product is a clear liquid containing 12% nitrogen and 26% sulfur. This product serves as a liquid plant nutrient used directly through spray rigs or irrigation systems. It is also blended with other nitrogen phosphorus potassium liquids or suspensions as well. Our market is predominantly the Mid-South U.S. and Coastal Bend area of Texas.

Our Sulfur Services Facilities. We own 21 railcars and lease 27 railcars equipped to transport molten sulfur. We own the following marine assets and use them to transport molten sulfur between U.S. Gulf Coast storage terminals (including our terminal in Beaumont, Texas) under third-party marine transportation agreements:

Class of Equipment	Number in Class	Capacity/Horsepower	Products Transported
Offshore tank barge	1	10,500 long tons	Molten sulfur
Offshore tugboat	1	7,130 horsepower	N/A
Inland push boat	1	1,200 horsepower	N/A
Inland tank barge	2	2,500 long tons	Molten sulfur

We operate the following sulfur forming facilities as part of our sulfur services business:

Terminal	Location	Daily Production Capacity	Products Stored
Neches	Beaumont, Texas	5,500 metric tons per day	Molten, prilled and granulated sulfur
Stockton	Stockton, California	1,000 metric tons per day	Molten and prilled sulfur

We lease 131 railcars to transport our fertilizer products.  We own the following manufacturing plants as part of our sulfur services business:

Facility	Location	Annual Capacity	Description
Fertilizer plant	Plainview, Texas	150,000 tons	Fertilizer production
Fertilizer plant	Beaumont, Texas	110,000 tons	Liquid sulfur fertilizer production
Fertilizer plants	Odessa, Texas	35,000 tons	Dry sulfur fertilizer production
Fertilizer plant	Seneca, Illinois	36,000 tons	Dry sulfur fertilizer production
Fertilizer plant	Cactus, Texas	20,000 tons	Dry sulfur fertilizer production
Industrial sulfur plant	Nash, Texas	18,000 tons	Emulsified sulfur production
Sulfuric acid plant	Plainview, Texas	150,000 tons	Sulfuric acid production

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

Facilities.  We purchase NGLs primarily from major domestic oil refiners and natural gas processors.  We transport NGLs using Martin Transport Inc.'s ("MTI") land transportation fleet or by contracting with common carriers, owner-operators and railroad tank car transportation companies. We typically enter into annual contracts with independent retail propane distributors to deliver their estimated annual volume requirements based on prevailing market prices. Dependable delivery is very important to these customers and in some cases may be more important than price. We ensure adequate supply of NGLs through:

•term purchase contracts;

•storage of NGLs;

•efficient use of railroad tank cars;

•the transportation fleet owned by MTI; and

•product management expertise to obtain supplies when needed.

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

Our Relationship with Martin Resource Management Corporation

Martin Resource Management Corporation is engaged in the following principal business activities:

•distributing asphalt, marine fuel and other liquids;

•providing shore-based marine services in Texas, Louisiana, Mississippi, and Alabama;

•operating a crude oil gathering business in Stephens, Arkansas;

•providing crude oil gathering and marketing services of base oils, asphalt, and distillate products in Smackover, Arkansas;

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

Related Party Agreements

The Omnibus Agreement with Martin Resource Management Corporation requires us to reimburse Martin Resource Management Corporation for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management Corporation for $125.3 million, $138.7 million and $136.1 million of direct costs and expenses for the years ended December 31, 2020, 2019 and 2018, respectively.  There is no monetary limitation on the amount we are required to reimburse Martin Resource Management Corporation for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.  For the years ended December 31, 2020, 2019, and 2018, the board of directors of our general partner approved reimbursement amounts of $16.4 million, $16.7 million and $16.4 million, respectively, reflecting our allocable share of such expenses. The board of directors of our general partner will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management Corporation provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, environmental and safety compliance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management Corporation’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management Corporation also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

Other agreements include, but are not limited to, a master transportation services agreement, marine transportation agreements, terminal services agreements, a tolling agreement, and a sulfuric acid sales agency agreement.  Pursuant to the terms of the Omnibus Agreement, we are prohibited from entering into certain material agreements with Martin Resource Management Corporation without the approval of the conflicts committee of our general partner ("Conflicts Committee").

For a more comprehensive discussion concerning the Omnibus Agreement and the other agreements that we have entered into with Martin Resource Management Corporation, please see "Item 13. Certain Relationships and Related Transactions, and Director Independence."

Commercial

We have been and anticipate that we will continue to be both a significant customer and supplier of products and services offered by Martin Resource Management Corporation. In the aggregate, our purchases from Martin Resource Management Corporation accounted for approximately 19%, 17%, and 14% of our total costs and expenses during for the years ended December 31, 2020, 2019 and 2018, respectively.

Correspondingly, Martin Resource Management Corporation is one of our significant customers. Our sales to Martin Resource Management Corporation accounted for approximately 13%, 11%, and 11% of our total revenues for each of the years ended December 31, 2020, 2019 and 2018, respectively.

For a more comprehensive discussion concerning the Omnibus Agreement and the other agreements that we have entered into with Martin Resource Management Corporation, please see "Item 13. Certain Relationships and Related Transactions, and Director Independence."

Approval and Review of Related Party Transactions

If we contemplate entering into a transaction, other than a routine or in the ordinary course of business transaction, in which a related person will have a direct or indirect material interest, the proposed transaction is submitted for consideration to the board of directors of our general partner or to our management, as appropriate. If the board of directors is involved in the approval process, it determines whether to refer the matter to the Conflicts Committee, as provided under our limited partnership agreement (the "Partnership Agreement"). If a matter is referred to the Conflicts Committee, it obtains information regarding the proposed transaction from management and determines whether to engage independent legal counsel or an independent financial advisor to advise the members of the committee regarding the transaction.  If the Conflicts Committee retains such counsel or financial advisor, it considers such advice and, in the case of a financial advisor, such advisor’s opinion as to whether the transaction is fair and reasonable to us and to our unitholders.

Insurance

    Our deductible for onshore physical damage resulting from named windstorms is 5% of the total value of affected properties. Excluding Neches Industrial Park, which has no minimum deductible, the overall minimum deductible ranges from $1.0 million to $5.0 million for damage caused by the named windstorm. Our onshore program currently provides $40.0 million per occurrence for named windstorm events, including business interruption coverage in connection with a named windstorm event and has a waiting period of 45 days.

For non-named windstorms or events, our onshore physical damage deductible is $0.5 million per occurrence for all properties. Business interruption coverage in connection with a non-named windstorm or event is subject to a $200.0 million per occurrence and aggregate limit as the property damage coverage and has a waiting period of 30 days, excluding the Smackover Refinery which has a waiting period of 45 days.

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

The continuing trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and, thus, any changes in environmental laws and regulations that result in more stringent and costly pollutant control or waste handling, storage, transport, disposal, or remediation requirements could have a material adverse effect on our operations and financial position. Moreover, there is inherent risk of incurring significant environmental costs and liabilities in the performance of our operations due to our handling of petroleum products and by-products, chemical substances, and wastes as well as the accidental release or spill of such materials into the environment. Consequently, we cannot provide assurance that we will not incur significant costs and liabilities as result of such handling practices, releases or spills, including those relating to claims for damage to property and persons. In the event of future increases in costs, we may be unable to pass on those increases to our customers. While we believe that we are in substantial compliance with current environmental laws and regulations and that continued compliance with existing requirements would not have a material adverse impact on us, we cannot provide any assurance that our environmental compliance expenditures will not have a material adverse effect on us in the future.

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

Clean Air Act

Our operations are subject to the federal Clean Air Act ("CAA"), as amended, and comparable state statutes. The CAA contains provisions that may result in the imposition of increasingly stringent pollution control requirements with respect to air emissions from the operations of our terminal facilities, processing and storage facilities and fertilizer and related products manufacturing and processing facilities. Such air pollution control requirements may include specific equipment or technologies to control emissions, permits with emissions and operational limitations, pre-approval of new or modified projects or facilities producing air emissions, and similar measures. Failure to comply with applicable air statutes or regulations may lead to the assessment of administrative, civil or criminal penalties, and/or result in the limitation or cessation of construction or operation of certain air emission sources. We believe our operations, including our manufacturing, processing and storage facilities and terminals, are in substantial compliance with applicable requirements of the CAA and analogous state laws.

Climate Change. Scientific studies suggest that emissions of certain gases, commonly referred to as greenhouse gases ("GHGs") and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to such studies, the U.S. Congress has from time to time considered climate change-related legislation to restrict GHG emissions. Many states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Additionally, as a result of the April 2007 U.S. Supreme Court ruling in Massachusetts, et al. v. EPA that the EPA has authority to regulate carbon dioxide emissions under the CAA, the EPA has taken several steps towards implementing regulations regarding the emission of GHGs. In 2009, the EPA issued a final rule declaring that six GHGs "endanger both the public health and the public welfare of current and future generations." The issuance of this "endangerment finding" allows the EPA to regulate GHG emissions under existing provisions of the federal CAA.

Further, in December 2015, over 190 countries, including the United States, reached an agreement to reduce global GHG emissions ("Paris Agreement"). The Paris Agreement entered into force in November 2016, after over 70 countries, including the United States, ratified or otherwise consented to be bound by the agreement. In November 2020, the United States formally withdrew from the Paris Agreement. However, on January 20, 2021, President Biden signed an “Acceptance on Behalf of the United States of America” that will allow the U.S. to rejoin the Paris Agreement. The newly signed acceptance, deposited with the United Nations on January 20, 2021, reverses the prior withdrawal. The United States will officially rejoin the Paris Agreement on February 19, 2021. In addition, shortly after taking office in January 2021, President Biden issued a series of executive orders designed to address climate change. Reentry into the Paris Agreement and President Biden’s executive orders may result in the development of additional regulations or changes to existing regulations, which could have a material adverse effect on our business and that of our customers. Several states and local governments have also stated their commitment to the principles of the Paris Agreement in their effectuation of policy and regulations. To date, such applicable requirements have not had a substantial effect upon our operations. Still, new legislation or regulatory programs that restrict emissions of GHGs in areas in which we conduct business could adversely affect our operations and demand for our services.

    Moreover, climate change could have an effect on the severity of weather (including hurricanes and floods), sea levels, the arability of farmland, and water availability and quality. If such effects were to occur, our operations have the potential to be adversely affected. Potential adverse effects could include disruption of our business activities, including, for example, damages to our facilities from powerful winds or floods, or increases in our costs of operation or reductions in the efficiency of our operations, as well as potentially increased costs for insurance coverages in the aftermath of such effects. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the transportation or process related services provided by companies or suppliers with whom we have a business relationship. In addition, the demand for and consumption of our products and services (due to change in both costs and weather patterns), and the economic health of the regions in which we operate, could have a material adverse effect on our business, financial condition, results of operations and cash flows. We may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change.

Clean Water Act

The Federal Water Pollution Control Act of 1972, as amended, also known the Clean Water Act and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including hydrocarbon-bearing wastes, into state waters and waters of the United States. Pursuant to the Clean Water Act and similar state laws, a National Pollutant Discharge Elimination System permit, or a state permit, or both, must be obtained to discharge pollutants into federal and state waters. In addition, the Clean Water Act and comparable state laws require that individual permits or coverage under general permits be obtained by subject facilities for discharges of storm water runoff. Furthermore, the Clean Water Act potentially requires individual permits or qualification for nationwide permits for activities that involve the discharge of dredged or fill material into waters of the United States. In June 2015, the EPA and the U.S. Army Corps of Engineers finalized a rule intended to clarify the meaning of the term "waters of the United States," which established the scope of regulated waters under the Clean Water Act. However, in October 2019, the subject rule was repealed and the pre-2015 regulatory text was re-codified. In April 2020, the EPA and the Army Corps of Engineers issued the final Navigable Waters Protection Rule amending the definition of "water of the United States" and replacing the EPA's October 2019 final rule. Judicial challenges to EPA’s October 2019 and April 2020 final rules are currently before multiple federal district courts. Additionally, the rules are among agency actions listed for review in accordance with President Biden’s January 20, 2021 Executive Order: "Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis. " If the rules are vacated and the expanded scope of jurisdiction in the 2015 rule is ultimately implemented, or to the extent that any future rules expand the scope of the Clean Water Act's jurisdiction, we could face increased costs and delays with respect to permitting. We believe that we are in substantial compliance with Clean Water Act permitting requirements as well as the conditions imposed thereunder, and that our continued compliance with such existing permit conditions will not have a material adverse effect on our business, financial condition or results of operations.

Oil Pollution Act

The Oil Pollution Act of 1990, as amended ("OPA") imposes a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in U.S. waters. A "responsible party" includes the owner or operator of a facility or vessel or the lessee or permittee of the area in which an offshore facility is located. OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages including natural resource damages. Under OPA, vessels and shore facilities handling, storing, or transporting oil are required to develop and implement oil spill response plans, and vessels greater than 300 tons in weight must provide to the U.S. Coast Guard evidence of financial responsibility to cover the costs of cleaning up oil spills from such vessels. The OPA also requires that all newly constructed tank barges engaged in oil transportation in the U.S. be double hulled effective January 1, 2016. We believe we are in substantial compliance with all of the oil spill-related and financial responsibility requirements. Nonetheless, in the aftermath of the Deepwater Horizon incident in 2010, Congress has from time to time considered oil spill related legislation that could have the effect of substantially increasing financial responsibility requirements and potential fines and damages for violations and discharges subject to OPA, and similar legislation.  Any such changes in law affecting areas where we conduct business could materially affect our operations.

Safety Regulation

The Partnership’s marine transportation operations are subject to regulation by the U.S. Coast Guard, federal laws, state laws and certain international treaties. Tank ships, push boats, tugboats and barges are required to meet construction and repair standards established by the American Bureau of Shipping, a recognized classification society, and the U.S. Coast Guard and to meet operational and safety standards presently established by the U.S. Coast Guard. We believe our marine operations and our terminals are in substantial compliance with current applicable safety requirements.

Occupational Safety and Health Regulations

The workplaces associated with our manufacturing, processing, terminal and storage facilities are subject to the requirements of the federal Occupational Safety and Health Act ("OSH Act") and comparable state statutes. We believe we have conducted our operations in substantial compliance with OSH Act requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances.  Our marine vessel operations are also subject to safety and operational standards established and monitored by the U.S. Coast Guard.

In general, we expect to increase our expenditures relating to compliance with likely higher industry and regulatory safety standards such as those described above. These expenditures cannot be accurately estimated at this time, but we do not expect them to have a material adverse effect on our business.

Jones Act

The Jones Act is a federal law that restricts maritime transportation between locations in the U.S. to vessels built and registered in the U.S. and owned and manned by U.S. citizens. Since we engage in maritime transportation between locations in the U.S., we are subject to the provisions of the law. As a result, we are responsible for monitoring the ownership of our subsidiaries that engage in maritime transportation and for taking any remedial action necessary to ensure that no violation of the Jones Act ownership restrictions occurs. The Jones Act also requires that all U.S.-flagged vessels be manned by U.S. citizens. Foreign-flagged seamen generally receive lower wages and benefits than those received by U.S. citizen seamen. This requirement significantly increases operating costs of U.S.-flagged vessel operations compared to foreign-flagged vessel operations. Certain foreign governments subsidize their nations’ shipyards. This results in lower shipyard costs both for new vessels and repairs than those paid by U.S.-flagged vessel owners. The U.S. Coast Guard and American Bureau of Shipping maintain a stringent regimen of vessel inspections, which tends to result in higher regulatory compliance costs for U.S.-flagged operators than for owners of vessels registered under foreign flags of convenience.

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

Human Capital

We do not have any employees.  Under our Omnibus Agreement with Martin Resource Management Corporation, Martin Resource Management Corporation provides us with corporate staff and support services.  These services include centralized corporate functions, such as accounting, treasury, engineering, information technology, insurance, administration of employee benefit plans and other corporate services.  Martin Resource Management Corporation has approximately 1,500 employees of which 1,130 individuals, including 59 individuals represented by labor unions, provide direct support to our operations as of December 31, 2020. Martin Resource Management Corporation employees are responsible for conducting our business and operating our assets on our behalf. In addition, we benefit from our relationship with Martin Resource Management Corporation through access to a significant pool of management expertise and established relationships throughout the energy industry.

Financial Information about Segments

Information regarding our operating revenues and identifiable assets attributable to each of our segments is presented in Note 20 to our consolidated financial statements included in this annual report on Form 10-K.

Access to Public Filings

We provide public access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with the U.S. Securities and Exchange Commission (the "SEC") under the Exchange Act.  These documents may be accessed free of charge on our website at the following address: www.MMLP.com.  These documents are provided as soon as is reasonably practicable after their filing with the SEC.  This website address is intended to be an inactive, textual reference only, and none of the material on this website is part of this report.  These documents may also be found at the SEC’s website at www.sec.gov.

Item 1A.	Risk Factors

    Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a business similar to ours. If any of the following risks were actually to occur, our business, financial condition or results of operations could be materially adversely affected. In this case, we might not be able to pay distributions on our common units, the trading price of our common units could decline and unitholders could lose all or part of their investment. These risk factors should be read in conjunction with the other detailed information concerning us set forth herein, including our accompanying financial statements and notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

Risk Factor Summary

The following is a summary of risk factors that could adversely impact our business, financial condition, results of operations or our ability to make quarterly distributions to our unitholders:

1	The reduction in demand for refined products resulting from measures taken to prevent the spread of the COVID-19 virus has and is likely to continue to adversely affect our results of operations, cash flows and financial condition for an indeterminate amount of time.
2	We may not have sufficient cash after the establishment of cash reserves and payment of our general partner's expenses to enable us to pay a distribution each quarter.
3	Restrictions in our debt instruments could prevent us from making distributions to our unitholders or limit our ability to pursue opportunities that would increase our distributions to unitholders.
4	Demand for a portion of our terminalling and storage services is substantially dependent on the level of offshore oil and gas exploration, development and production activity.
5	We have a significant amount of indebtedness. Debt we owe or incur in the future could limit our flexibility to obtain financing, to pursue other business opportunities, and to pay distributions to our unitholders.
6	We have significant capital needs, and our ability to access the capital and credit markets to raise capital on favorable terms is limited by our debt level, industry conditions, and financial covenants in our debt instruments.

7	Fluctuations in interest rates could materially affect our financial results, and the phase-out of LIBOR may adversely affect interest expense related to our floating rate debt.
8	We are exposed to counterparty risk in our credit facility and related interest rate protection agreements and we may not be able to access funds under our credit facility if there is a default.
9	We are exposed to counterparty credit risk. Nonpayment and nonperformance by our customers, suppliers or vendors could reduce our revenues, increase our expenses and otherwise have a negative impact on our ability to conduct our business, operating results, cash flows and ability to make distributions to our unitholders.
10	Our future acquisitions may not be successful, may substantially increase our indebtedness and contingent liabilities and may create integration difficulties.
11	Our and our customers’ operations are subject to a series of risks arising out of the threat of climate change that could result in increased operating costs and reduced demand for our services.
12	Subsidence and coastal erosion could damage our facilities along the U.S. Gulf Coast and offshore and the facilities of our customers, which could adversely affect our operations and financial condition.
13	Adverse weather conditions, including droughts, hurricanes, tropical storms and other severe weather, could reduce our results of operations and ability to make distributions to our unitholders.
14	If we incur material liabilities that are not fully covered by insurance, such as liabilities resulting from accidents on rivers or at sea, spills, fires or explosions, our results of operations and ability to make distributions to our unitholders could be adversely affected.
15	The price volatility of petroleum products and by-products could reduce our liquidity and results of operations and ability to make distributions to our unitholders.
16	Increasing energy prices could adversely affect our results of operations.
17	Decreasing energy prices could adversely affect our results of operations.
18	Our NGL and sulfur-based fertilizer products are subject to seasonal demand and could cause our revenues to vary.
19	The highly competitive nature of our industry could adversely affect our results of operations and ability to make distributions to our unitholders.
20	Our business is subject to compliance with environmental laws and regulations that could expose us to significant costs and liabilities and adversely affect our results of operations and ability to make distributions to our unitholders.
21	The loss or insufficient attention of key personnel could negatively impact our results of operations and ability to make distributions to our unitholders.
22	Our loss of significant commercial relationships with Martin Resource Management Corporation could adversely impact our results of operations and ability to make distributions to our unitholders.
23	Our business could be adversely affected if operations at our transportation, terminalling and storage and distribution facilities experienced significant interruptions. Our business could also be adversely affected if the operations of our customers and suppliers experienced significant interruptions.
24	NASDAQ does not require a publicly traded partnership like us to comply with certain of its corporate governance requirements, and therefore, unitholders do not have the same protections afforded to shareholders of corporations subject to all NASDAQ requirements.
25	Our marine transportation business could be adversely affected if we do not satisfy the requirements of the Jones Act or if the Jones Act were modified or eliminated.
26	Our marine transportation business could be adversely affected if the U.S. Government purchases or requisitions any of our vessels under the Merchant Marine Act.
27	Changes in transportation regulations may increase our costs and negatively impact our results of operations.
28	Our interest rate swap activities could have a material adverse effect on our earnings, profitability, liquidity, cash flows and financial condition.
29	The industry in which we operate is highly competitive, and increased competitive pressure could adversely affect our business and operating results.
30	Information technology systems present potential targets for cyber security attacks, which could adversely affect our business.
31	Units available for future sales by us or our affiliates could have an adverse impact on the price of our common units or on any trading market that may develop.
32	Unitholders have less power to elect or remove management of our general partner than holders of common stock in a corporation. It is unlikely that our common unitholders will have sufficient voting power to elect or remove our general partner without consent of Martin Resource Management Corporation and its affiliates.
33	Our general partner's discretion in determining the level of our cash reserves may adversely affect our ability to make cash distributions to our unitholders.
34	Unitholders may not have limited liability if a court finds that we have not complied with applicable statutes or that unitholder action constitutes control of our business.

35	Our Partnership Agreement contains provisions that reduce the remedies available to unitholders for actions that might otherwise constitute a breach of fiduciary duty by our general partner.
36	We may issue additional common units without unitholder approval, which would dilute unitholder ownership interests.
37	The control of our general partner may be transferred to a third party and that party could replace our current management team, without unitholder consent.
38	Our general partner has a limited call right that may require unitholders to sell their common units at an undesirable time or price.
39	Our common units have a limited trading volume compared to other publicly traded securities.
40	Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our unit price.
41	Cash reimbursements due to Martin Resource Management Corporation may be substantial and will reduce our cash available for distribution to our unitholders.
42	Martin Resource Management Corporation has conflicts of interest and limited fiduciary responsibilities, which may permit it to favor its own interest to detriment of our unitholders.
43	Martin Resource Management Corporation and its affiliates may engage in limited competition with us.
44	If Martin Resource Management Corporation were ever to file for bankruptcy or otherwise default on its obligations under its credit facility, amounts we owe under our credit facility may become immediately due and payable and our results of operations could be adversely affected.
45	The U.S. Internal Revenue Service ("IRS") could treat us as a corporation for tax purposes, which would substantially reduce the cash available for distribution to unitholders.
46	The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
47	A successful IRS contest of the federal income tax positions we take could adversely affect the market for our common units and the costs of any contest will be borne by our unitholders, debt security holders and our general partner.
48	If the IRS makes audit adjustments to our income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.
49	Unitholders may be required to pay taxes on income from us, including their share of income from the cancellation of debt, even if they do not receive any cash distributions from us.
50	Tax gain or loss on the disposition of our common units could be different than expected.
51	Unitholders may be subject to limitations on their ability to deduct interest expenses incurred by us.
52	Tax-exempt entities and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.
53	We treat a purchaser of our common units as having the same tax benefits without regard to the seller's identity. The IRS may challenge this treatment, which could adversely affect the value of the common units.
54	Entity level taxes on income from C Corporation subsidiaries will reduce cash available for distribution, and an individual unitholder's share of dividend and interest income from such subsidiaries would constitute portfolio income that could not be offset by the unitholder's share of our other losses or deductions.
55	Unitholders may be subject to state, local and foreign taxes and return filing requirements as a result of investing in our common units.
56	There are limits on the deductibility of our losses that may adversely affect our unitholders.
57	We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.
58	A unitholder whose units are loaned to a "short seller" to cover a short sale of units may be considered as having disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.
59	We have adopted certain valuation methodologies and monthly conventions for U.S. federal income tax purposes that may result in a shift of income, gain, loss and deduction among our unitholders. The IRS may challenge this treatment, which could adversely affect the value of our units.

Risks Relating to Our Business

Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the risks set forth below. The risks described below should not be considered to be comprehensive and all-inclusive. Many of such factors are beyond our ability to control or predict. Unitholders are cautioned not to put undue reliance on forward-

looking statements. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations, financial condition and results of operations.

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

    We may not have sufficient available cash each quarter in the future to pay distributions on our units. Under the terms of our Partnership Agreement, we must pay our general partner's expenses and set aside any cash reserve amounts before making a distribution to our unitholders. The amount of cash we can distribute on our common units principally depends upon the amount of net cash generated from our operations, which will fluctuate from quarter to quarter based on, among other things:

◦the costs of acquisitions, if any;

◦the prices of petroleum products and by-products;

◦fluctuations in our working capital;

◦the level of capital expenditures we make;

◦restrictions contained in our debt instruments and our debt service requirements;

◦our ability to make working capital borrowings under our credit facility; and

◦the amount, if any, of cash reserves established by our general partner in its discretion.

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

Restrictions in our debt instruments could prevent us from making distributions to our unitholders or limit our ability to pursue opportunities that would increase our distributions to unitholders.

The payment of principal and interest on our indebtedness reduces the cash available for distribution to our unitholders. In addition, our credit facility and the indentures governing our secured notes severely restrict our ability to make distributions until our total leverage ratio (as defined in the applicable debt instruments) is less than 3.75 to 1.0. After deleveraging, the covenants in our debt instruments will continue to restrict our ability to make distributions, including a prohibition in our credit facility from making cash distributions during a default or an event of default under our credit facility or if the payment of a distribution would cause a default or an event of default thereunder. Our leverage and various limitations in our debt instruments may reduce our ability to incur additional debt, engage in certain transactions, and capitalize on acquisition or other business opportunities that could increase cash flows and distributions to our unitholders.

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

    The level of offshore oil and gas exploration, development and production activity historically has been volatile and is likely to continue to be so in the future. The level of activity is subject to large fluctuations in response to relatively minor changes in a variety of factors that are beyond our control, including:

◦prevailing oil and natural gas prices and expectations about future prices and price volatility;

◦the ability of exploration and production companies to drill in other basins that have more attractive rates of return;

◦the cost of offshore exploration for and production and transportation of oil and natural gas;

◦worldwide demand for oil and natural gas (e.g., the reduced demand following the recent COVID-19 pandemic;

◦consolidation of oil and gas and oil service companies operating offshore;

◦availability and rate of discovery of new oil and natural gas reserves in offshore areas;

◦local and international political and economic conditions and policies;

◦technological advances affecting energy production and consumption;

◦weather conditions;
◦environmental regulation; and

◦the ability of oil and gas companies to generate or otherwise obtain funds for exploration and production

    As a result of the decline in commodity prices over the last several years, offshore development activity in the Gulf of Mexico declined substantially, diminishing demand for our terminalling and storage services. We can offer no assurance whether or when those activity levels will improve. Even if such activity levels improve, we expect such activity to continue to be volatile and affect demand for our terminalling and storage services.

We have a significant amount of indebtedness. Debt we owe or incur in the future could limit our flexibility to obtain financing, to pursue other business opportunities, and to pay distributions to our unitholders.

As of December 31, 2020, we had approximately $525.5 million in principal amount of debt outstanding (including $148.0 million outstanding under our revolving credit facility). Our indebtedness could have important consequences, including the following:

•our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;

•our funds available for operations, future business opportunities and distributions to unitholders will be reduced by that portion of our cash flows required to make interest payments on the debt;

•we may be more vulnerable to competitive pressures or a downturn in our business or the economy generally;

•we may be placed at a competitive disadvantage relative to competitors with lower levels of indebtedness in relation to their overall size, or those that have less restrictive terms governing their indebtedness, thereby enabling competitors to take advantage of opportunities that our indebtedness may prevent us from pursuing; and

•our flexibility in responding to changing business and economic conditions may be limited.

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

We have significant capital needs, and our ability to access the capital and credit markets to raise capital on favorable terms is limited by our debt level, industry conditions, and financial covenants in our debt instruments.

Our primary sources of liquidity to meet operating expenses, service our indebtedness, pay distributions to our unitholders and fund capital expenditures have historically been provided by cash flows generated by our operations, borrowings under our revolving credit facility and access to the debt and equity capital markets. Accessing capital in the capital markets has become difficult for many companies in the energy industry, in particular leveraged companies similar to us. Low and volatile commodity prices have also caused and may continue to cause lenders to increase interest rates, enact tighter lending standards, refuse to refinance existing debt around maturity on favorable terms or at all and may reduce or cease to provide funding to borrowers. Our inability to access the capital or credit markets on favorable terms could have a material adverse effect on our business, financial condition, results of operations, cash flows and liquidity and our ability to repay or refinance our debt.

The covenants in our debt instruments restrict our ability to incur additional indebtedness. For instance, while our revolving credit facility has $300.0 million in lender commitments, the amount we are able to borrow is limited by the financial covenants contained therein. As of December 31, 2020, we had the ability to borrow approximately $20.5 million under our revolving credit facility due to such financial covenants.

Fluctuations in interest rates could materially affect our financial results, and the phase-out of LIBOR may adversely affect interest expense related to our floating rate debt.

    Borrowings under our revolving credit facility are at variable rates and include a LIBOR floor of 1.00%. Because a significant portion of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense. Based on our debt outstanding as of December 31, 2020, if LIBOR exceeds the 1.00% floor the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $1.5 million annually.

    Further, the U.S. Dollar London Interbank Offered Rate ("LIBOR") and certain other interest rate "benchmarks" are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On November 30, 2020, ICE Benchmark Administration, the current administrator of LIBOR, announced that it intends to cease publication of 1-week and 2-month LIBOR at the end of 2021 and, subject to compliance with applicable regulations, including as to representativeness, it does not intend to cease publication of the remaining LIBOR tenors until June 30, 2023. It is uncertain whether LIBOR will be available as a benchmark for pricing our floating rate indebtedness until, or after, June 30, 2023. Our revolving credit facility includes a mechanism to amend the facility to reflect the establishment of an alternative rate of interest upon the occurrence of certain events related to the phase-out of LIBOR. However, we have not yet pursued any technical amendment or other contractual alternative to address this matter and are currently evaluating the impact of the potential replacement of LIBOR. If no such amendment or other contractual alternative is established on or prior to the phase-out of LIBOR, interest under our revolving credit facility will bear interest at higher rates based on the prime rate until such amendment or other contractual amendment is established. Even where we have entered into interest rate swaps or other derivative instruments for purposes of managing our interest rate exposure, our hedging strategies may not be effective as a result of the replacement or phasing out of LIBOR, and our earnings may be subject to volatility. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. The potential increase in our interest expense as a result of the phase-out of LIBOR and uncertainty as to the nature of such potential phase-out and alternative references rates or disruption in the financial market could have an adverse effect on our financial condition, results of operations and cash flows.

We are exposed to counterparty risk in our credit facility and related interest rate protection agreements and we may not be able to access funds under our credit facility if there is a default.

    We rely on our credit facility to assist in financing a significant portion of our working capital, acquisitions and capital expenditures. Our ability to borrow under our credit facility may be impaired because:

•one or more of our lenders may be unable or otherwise fail to meet its funding obligations;

◦the lenders do not have to provide funding if there is a default under the credit facility or if any of the representations or warranties included in the credit facility are false in any material respect; and

◦if any lender refuses to fund its commitment for any reason, whether or not valid, the other lenders are not required to provide additional funding to make up for the unfunded portion.

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

Our future acquisitions may not be successful, may substantially increase our indebtedness and contingent liabilities and may create integration difficulties.

    We may not be able to successfully integrate any future acquisitions into our existing operations or achieve the desired profitability from such acquisitions. These acquisitions may require substantial capital expenditures and the incurrence of additional indebtedness. If we make acquisitions, our capitalization and results of operations may change significantly. Further, any acquisition could result in:

◦post-closing discovery of material undisclosed liabilities of the acquired business or assets;

◦the unexpected loss of key employees or customers from the acquired businesses;

◦difficulties resulting from our integration of the operations, systems and management of the acquired business; and

◦an unexpected diversion of our management's attention from other operations.

    If any future acquisitions are unsuccessful or result in unanticipated events or if we are unable to successfully integrate acquisitions into our existing operations, such acquisitions could adversely affect our results of operations, cash flow and ability to make distributions to our unitholders.

Our and our customers’ operations are subject to a series of risks arising out of the threat of climate change that could result in increased operating costs and reduced demand for our services.

The threat of climate change continues to attract considerable attention in the United States and in foreign countries. Numerous proposals have been made and could continue to be made at the international, national, regional, and state levels to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions. As a result, our operations, as well as the operations of our customers, are subject to a series of regulatory, political, financial, and litigation risks associated with the processing, terminalling, storage, and transportation of fossil fuels, petroleum products, and emission of GHGs.

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and implement New Source Performance Standards directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and natural gas sector, including midstream sources. Despite potential changes with respect to the federal regulation of GHGs, various states and groups of states have adopted or are considering adopting legislation, regulations, or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and various other measures that would restrict emissions of GHGs from different industrial sectors. At the international level, pursuant to the Paris Agreement, over 190 countries have committed to limiting their GHG emissions through individually-determined reduction goals every five years after 2020. In November 2020, the United States formally withdrew from the Paris Agreement. However, on January 20, 2021, President Biden signed an “Acceptance on Behalf of the United States of America” that will allow the U.S. to rejoin the Paris Agreement. The newly signed acceptance, deposited with the United Nations on January 20, 2021, reverses the prior withdrawal. The United States will officially rejoin the Paris Agreement on February 19, 2021. State, federal, and international regulatory measures have the potential to increase our operating costs through direct regulation of GHG emissions resulting from our operations, and could also indirectly adversely affect our operations by decreasing demand for our services and products.

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

    National weather conditions have a substantial impact on the demand for our products. Extreme weather conditions (either wet or dry) has in recent years decreased the demand for fertilizer. For example, an unusually wet spring can delay planting of seeds, which can leave insufficient time to apply fertilizer at the planting stage. Conversely, drought conditions can kill or severely stunt the growth of crops, thus eliminating the need to nurture plants with fertilizer. Likewise, unusually warm weather during the winter months can cause a significant decrease in the demand for NGL products. Any of these or similar conditions could result in a decline in our net income and cash flow, which would reduce our ability to make distributions to our unitholders.

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

    Our operations are subject to the operating hazards and risks incidental to terminalling and storage, marine transportation and the distribution of petroleum products and by-products and other industrial products. These hazards and risks, many of which are beyond our control, include:

◦accidents on rivers or at sea and other hazards that could result in releases, spills and other environmental damages, personal injuries, loss of life and suspension of operations;

◦leakage of NGLs and other petroleum products and by-products;

◦fires and explosions;

◦damage to transportation, terminalling and storage facilities and surrounding properties caused by natural disasters; and

◦terrorist attacks or sabotage.

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

For example, due to the economic impacts of the COVID-19 pandemic in 2020, the markets experienced a decline in oil prices in response to oil demand concerns. These concerns were further exacerbated by the price war among members of the OPEC and other non-OPEC producer nations during the first quarter of 2020 and global storage considerations. Travel restrictions and stay-at-home orders implemented by governments in many regions and countries across the globe, including the United States, have greatly impacted the demand for refined products resulting in a significant reduction in refinery utilization, which has impacted our 2020 performance. This impact started in February of 2020 and continued through the end of the year, during which time we have seen unfavorable trends in certain key metrics across several of our business lines compared to historical periods. The significant reduction in refinery utilization as a result of reduced refined products demand significantly impacted our Transportation and NGL segments. As the volume of products produced or purchased by refineries has been reduced, demand for our services has decreased.

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

    Our business is subject to federal, state and local environmental laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of human health, natural resources and the environment. These laws and regulations may impose numerous obligations that are applicable to our operations, such as: requiring the acquisition of permits to conduct regulated activities; restricting the manner in which we can release materials into the environment; requiring remedial activities or capital expenditures to mitigate pollution from former or current operations; and imposing substantial liabilities on us for pollution resulting from our operations. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Many environmental laws and regulations can impose joint and several strict liability, and any failure to comply with environmental laws, regulations and permits may result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory and remedial obligations and, in some circumstances, the issuance of injunctions that can limit or prohibit our operations. The continuing trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and, thus, any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our operations and financial position.

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

    Our operations are dependent upon our terminalling and storage facilities and various means of transportation. We are also dependent upon the uninterrupted operations of certain facilities owned or operated by our suppliers and customers. Any significant interruption at these facilities or inability to transport products to or from these facilities or to or from our customers for any reason would adversely affect our results of operations, cash flow and ability to make distributions to our unitholders. Operations at our facilities and at the facilities owned or operated by our suppliers and customers could be partially or completely shut down, temporarily or permanently, as the result of any number of circumstances that are not within our control, such as:

◦catastrophic events, including hurricanes;

◦environmental remediation;

◦labor difficulties; and

◦disruptions in the supply of our products to our facilities or means of transportation.

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

    We are subject to various transportation regulations by the U.S. Department of Transportation and analogous state agencies, whose regulations include certain permit requirements of highway and safety authorities. These regulatory authorities exercise broad powers over our trucking operations, generally governing such matters as the authorization to engage in motor carrier operations, safety, equipment testing, driver requirements and specifications, and insurance requirements. The trucking industry is subject to possible regulatory and legislative changes that may impact our operations, such as changes in fuel emissions limits, hours of service regulations that govern the amount of time a driver may drive or work in any specific period, and limits on vehicle weight and size. As the federal government continues to develop and propose regulations relating to fuel quality, engine efficiency and GHG emissions, we may experience an increase in costs related to truck purchases and maintenance, impairment of equipment productivity, a decrease in the residual value of vehicles, and an increase in operating expenses. Increased truck traffic may contribute to deteriorating road conditions in some areas where we operate. Our operations could also be affected by road construction, road repairs, detours and state and local regulations and ordinances restricting access to certain roads. Proposals to increase federal, state, or local taxes, including taxes on motor fuels, are also made from time to time, and any such increase could increase our operating costs. Additionally, state and local regulation of permitted routes and times on specific roadways could adversely affect our operations. We cannot predict whether, or in what form, any legislative or regulatory changes or municipal ordinances applicable to our trucking operations will be enacted or to what extent any such legislation or regulations could increase our costs or otherwise adversely affect our business or operations.

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

             We are reliant on technology to improve efficiency in our business.  Information technology systems are critical to our operations.  These systems could be a potential target for a cyber security attack as they are used to store and process sensitive information regarding our operations, financial position, and information pertaining to our customers and vendors.  While we take the utmost precautions, we cannot guarantee safety from all threats and attacks.  Any successful breach of security could result in the spread of inaccurate or confidential information, disruption of operations, environmental harm, endangerment of employees, damage to our assets, and increased costs to respond.  Any of these instances could have a negative impact on cash flows, litigation status and/or our reputation, which could have a material adverse effect on our business, financial conditions and operations.  While we make significant investments in technology security and we carefully evaluate the security of selected cloud system providers and cloud storage providers, there can be no guarantee that information security efforts will be totally effective.

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

    If unitholders are dissatisfied with the performance of our general partner, they will have a limited ability to remove our general partner. Our general partner generally may not be removed except upon the vote of the holders of at least 66 2/3% of the outstanding units voting together as a single class. As of December 31, 2020, Martin Resource Management Corporation owned 15.7% of our total outstanding common limited partner units.

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

    The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some states. The holder of one of our common units could be held liable in some circumstances for our obligations to the same extent as a general partner if a court were to determine that:

◦we had been conducting business in any state without compliance with the applicable limited partnership statute; or

◦the right or the exercise of the right by our unitholders as a group to remove or replace our general partner, to approve some amendments to our Partnership Agreement, or to take other action under our Partnership Agreement constituted participation in the "control" of our business.

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

    Our Partnership Agreement limits the liability and reduces the fiduciary duties of our general partner to the unitholders. Our Partnership Agreement also restricts the remedies available to unitholders for actions that would otherwise constitute breaches of our general partner's fiduciary duties. For example, our Partnership Agreement:

◦permits our general partner to make a number of decisions in its "sole discretion." This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any limited partner;

◦provides that our general partner is entitled to make other decisions in its "reasonable discretion," which may reduce the obligations to which our general partner would otherwise be held;

◦generally provides that affiliated transactions and resolutions of conflicts of interest not involving a required vote of unitholders must be "fair and reasonable" to us and that, in determining whether a transaction or resolution is "fair and reasonable," our general partner may consider the interests of all parties involved, including its own; and

◦provides that our general partner and its officers and directors will not be liable for monetary damages to us, our limited partners or assignees for errors of judgment or for any acts or omissions if our general partner and those other persons acted in good faith.

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

Our general partner may also cause us to issue an unlimited number of additional common units or other equity securities of equal rank with the common units, without unitholder approval, in a number of circumstances such as:

◦the issuance of common units in additional public offerings or in connection with acquisitions that increase cash flow from operations on a pro forma, per unit basis;

◦the conversion of subordinated units into common units;

◦the conversion of units of equal rank with the common units into common units under some circumstances; or

◦the conversion of our general partner's general partner interest in us and its incentive distribution rights into common units as a result of the withdrawal of our general partner.

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

The issuance of additional common units or other equity securities of equal or senior rank will have the following effects:

◦our unitholders' proportionate ownership interest in us will decrease;

◦the amount of cash available for distribution on a per unit basis may decrease;

◦because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;

◦the relative voting strength of each previously outstanding unit will diminish;

◦the market price of the common units may decline; and

◦the ratio of taxable income to distributions may increase.

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

    As of December 31, 2020, Martin Resource Management Corporation owned 15.7% of our total outstanding common limited partner units and a 51% voting interest in Holdings, the sole member of MMGP. MMGP owns a 2% general partnership interest in us and all of our incentive distribution rights. Conflicts of interest may arise between Martin Resource Management Corporation and our general partner, on the one hand, and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of Martin Resource Management Corporation over the interests of our unitholders. Potential conflicts of interest between us, Martin Resource Management Corporation and our general partner could occur in many of our day-to-day operations including, among others, the following situations:

◦Officers of Martin Resource Management Corporation who provide services to us also devote significant time to the businesses of Martin Resource Management Corporation and are compensated by Martin Resource Management Corporation for that time;

◦Neither our Partnership Agreement nor any other agreement requires Martin Resource Management Corporation to pursue a business strategy that favors us or utilizes our assets or services. Martin Resource Management Corporation's directors and officers have a fiduciary duty to make these decisions in the best interests of the shareholders of Martin Resource Management Corporation without regard to the best interests of the unitholders;

◦Martin Resource Management Corporation may engage in limited competition with us;

◦Our general partner is allowed to take into account the interests of parties other than us, such as Martin Resource Management Corporation, in resolving conflicts of interest, which has the effect of reducing its fiduciary duty to our unitholders;

◦Under our Partnership Agreement, our general partner may limit its liability and reduce its fiduciary duties, while also restricting the remedies available to our unitholders for actions that, without the limitations and reductions, might constitute breaches of fiduciary duty. As a result of purchasing units, our unitholders will be treated as having consented to some actions and conflicts of interest that, without such consent, might otherwise constitute a breach of fiduciary or other duties under applicable state law;

◦Our general partner determines which costs incurred by Martin Resource Management Corporation are reimbursable by us;

◦Our Partnership Agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or from entering into additional contractual arrangements with any of these entities on our behalf;

◦Our general partner controls the enforcement of obligations owed to us by Martin Resource Management Corporation;

◦Our general partner decides whether to retain separate counsel, accountants or others to perform services for us;

◦The audit committee of our general partner retains our independent auditors;

◦In some instances, our general partner may cause us to borrow funds to permit us to pay cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions; and

◦Our general partner has broad discretion to establish financial reserves for the proper conduct of our business. These reserves also will affect the amount of cash available for distribution.

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

Additionally, we are required to designate a partner, or other person, with a substantial presence in the United States as the partnership representative ("Partnership Representative"). The Partnership Representative will have the sole authority to act on our behalf for purposes of, among other things, U.S. federal income tax audits and judicial review of administrative adjustments by the IRS. We have designated our general partner as our Partnership Representative. Further, any actions taken by us or by the Partnership Representative on our behalf with respect to, among other things, federal income tax audits and judicial review of administrative adjustments by the IRS, will be binding on us and all of our unitholders.

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

A unitholder’s share of our taxable income, and its relationship to any distributions we make, may be affected by a variety of factors, including our economic performance, which may be affected by numerous business, economic, regulatory, legislative, competitive and political uncertainties beyond our control. Additionally, we may engage in transactions to delever the partnership and manage our liquidity that may result in income to our unitholders without a corresponding cash distribution. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, you may be allocated taxable income and gain resulting from the sale without receiving a cash distribution. Further, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt could result in "cancellation of indebtedness income" (also referred to as "COD income") being allocated to our unitholders as taxable income. Unitholders may be allocated COD income, and income tax liabilities arising therefrom may exceed cash distributions or the value of the units. The ultimate effect of any such allocations will depend on the unitholder's individual tax position with respect to its units. Unitholders are encouraged to consult their tax advisor with respect to the consequences to them of COD income.

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

In general, the Partnership is entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during its taxable year. However, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, the deduction for "business interest" is limited to the sum of the Partnership’s business interest income and 30% of its "adjusted taxable income." For the purposes of this limitation, the Partnership’s adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion to the extent such depreciation, amortization, or depletion is not capitalized into cost of goods sold with respect to inventory. For our 2020 taxable year, the Coronavirus Aid, Relief, and Economic Security Act increases the 30% adjusted taxable income limitation to 50%, unless we elect not to apply such increase, and for purposes of determining our 50% adjusted taxable income limitation, we may elect to substitute our 2020 adjusted taxable income with our 2019 adjusted taxable income. If the Partnership’s "business interest" is subject to limitation under these rules, unitholders will be limited in their ability to deduct their share of any interest expense that has been allocated to them. As a result, unitholders may be subject to limitation on their ability to deduct interest expenses incurred by the Partnership.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

    Investment in common units by tax-exempt entities, such as employee benefit plans, individual retirement accounts (known as IRAs), Keogh plans and other retirement plans, regulated investment companies, real estate investment trusts, mutual funds and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income (“UBTI”) and will be taxable to them. An exempt organization is required to independently compute its UBTI from each separate unrelated trade or business which may prevent an exempt organization from utilizing losses we allocate to the organization against the organization’s UBTI from other sources and vice versa.

Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income. In addition,. under the Tax Cuts and Jobs Act, if a unitholder sells or otherwise disposes of a unit, the transferee is required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferee but were not withheld. However, the U.S. Treasury and the IRS have suspended these rules for transfers of certain publicly traded partnership interests, including transfers of our common units, that occur before January 1, 2022. Under recently finalized Treasury Regulations, in the case of transfers of our common units occurring on or after January 1, 2022, such withholding will be required on open market transactions, but in the case of a transfer made through a broker, the obligation to withhold will be imposed on the broker instead of the transferee (and we will generally not be required to withhold from the transferee amounts that should have been withheld by the transferee but were not withheld).

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

Entity level taxes on income from C corporation subsidiaries will reduce cash available for distribution, and an individual unitholder’s share of dividend and interest income from such subsidiaries would constitute portfolio income that could not be offset by the unitholder’s share of our other losses or deductions.

A portion of our taxable income is earned through Martin Transport Inc.(“MTI”), which is a C corporation for federal tax purposes. C corporations are subject to federal income tax on their taxable income at the corporate tax rate, which is currently 21%, and will likely pay state (and possibly local) income tax at varying rates on their taxable income. Any such entity level taxes will reduce the cash available for distribution to our unitholders. Distributions from any such C corporation are generally taxed again to unitholders as dividend income to the extent of current and accumulated earnings and profits of such C corporation. As of December 31, 2020, the maximum federal income tax rate applicable to such qualified dividend income that is allocable to individuals was 20% (plus a 3.8% net investment income tax that applies to certain net investment income earned by individuals, estates and trusts). An individual unitholders’ share of dividend and interest income from MTI or other C corporation subsidiaries would constitute portfolio income that could not be offset by the unitholders’ share of our other losses or deductions.

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

We have adopted certain valuation methodologies and monthly conventions for U.S. federal income tax purposes that may result in a shift of income, gain, loss and deduction among our unitholders. The IRS may challenge this treatment, which could adversely affect the value of our units.

When we issue additional units or engage in certain other transactions, we will determine the fair market value of our assets. Although we may from time to time consult with professional appraisers regarding valuation matters, we make many fair market value estimates using a methodology based on the market value of our units as a means to measure the fair market value of our assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.

A successful IRS challenge to these methods or allocations could adversely affect the amount, character and timing of taxable income or loss being allocated to our unitholders. It also could affect the amount of taxable gain from our unitholders' sale of units and could have a negative impact on the value of the units or result in audit adjustments to our unitholders' tax returns without the benefit of additional deductions.

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

Market Information and Holders

Our common units are traded on the NASDAQ under the symbol "MMLP." As of March 3, 2021, there were approximately 233 holders of record and approximately 13,757 beneficial owners of our common units.

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

    Quarterly Distribution. On January 25, 2021, we declared a quarterly cash distribution of $0.005 per common unit for the fourth quarter of 2020, or $0.02 per common unit on an annualized basis, which was paid on February 12, 2021 to unitholders of record as of February 5, 2021.

Item 6.	Selected Financial Data

    The following table sets forth selected financial data and other operating data of the Partnership for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 and is derived from the audited consolidated financial statements of the Partnership.
    The following selected financial data are qualified by reference to and should be read in conjunction with the Partnership's Consolidated Financial Statements and Notes thereto and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

	2020	2019	2018	2017	2016
	(Dollars in thousands, except per unit amounts)

Revenues	$672,142	$847,118	$1,020,104	$973,386	$857,522

Income (loss) from continuing operations	(6,771)	4,520	(7,831)	(1,183)	10,157
Income (loss) from discontinued operations, net of tax	—	(179,466)	63,486	21,099	20,806
Net income (loss)	$(6,771)	$(174,946)	$55,655	$19,916	$30,963
Net income (loss) attributable to limited partners	$(6,615)	$(171,488)	$43,195	$16,750	$23,143

Net income (loss) per limited partner unit – continuing operations	(0.17)	0.11	(0.49)	(0.1)	0.22
Net income (loss) per limited partner unit – discontinued operations	—	(4.55)	1.60	0.54	0.43
Net income (loss) per limited partner unit	$(0.17)	$(4.44)	$1.11	$0.44	$0.65

Total assets	$579,638	$667,156	$1,073,628	$1,285,621	$1,269,354
Long-term debt	484,886	570,505	662,731	814,874	808,150

Cash dividends per common unit (in dollars)	0.14	1.25	2.00	2.00	2.94

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Significant Recent Developments

Sale of Mega Lubricants.

On December 22, 2020, we entered into an asset purchase and sale agreement to sell Mega Lubricants to Stone Oil for $22.4 million. Mega Lubricants is engaged in the business of blending, manufacturing and delivering various marine application lubricants, sub-sea specialty fluids, and proprietary developed commercial and industrial products. The transaction closed on December 22, 2020. The proceeds from the transaction were used to reduce outstanding borrowings under our revolving credit facility.

Exchange Offer and Cash Tender Offer

On August 12, 2020, we successfully completed our exchange offer and consent solicitation to certain eligible holders of our 2021 Notes and separate but related cash tender offer and consent solicitation to certain other holders of our 2021 Notes. Please see Note 15 in Part II of this Form 10-K for more information about the exchange offer and related transactions.

COVID-19

COVID-19 surfaced in late 2019 and has spread around the world, including to the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic. The Partnership continues to prioritize the health and safety of our employees, the businesses we serve, and the communities where we live and work. To support the safety of all of our employees and operations, precautionary measures were implemented to prevent the COVID-19 virus from spreading in our workplace or the locations we serve, including suspending non-essential travel, limiting the number of employees attending meetings, reducing the number of people at our locations at any one time, monitoring the health of all employees, and implementing work-from-home initiatives for all eligible employees. Further, we continue to provide awareness training for all of our drivers, vessel crews, blending operators and other affected personnel regarding preventative measures in or around our docks, vessels, and trucks and locations to which they are delivering. Our communication lines are open 24/7 for the environmental health and safety division, land and marine logistics, and sales and marketing teams.

Due to the economic impacts of the COVID-19 pandemic, the markets experienced a decline in oil prices in response to oil demand concerns. These concerns were further exacerbated by the price war among members of OPEC and other non-OPEC producer nations during the first quarter of 2020 and global storage considerations. Travel restrictions and stay-at-home orders implemented by governments in many regions and countries across the globe, including the United States, have greatly impacted the demand for refined products resulting in a significant reduction in refinery utilization, which has impacted our 2020 performance. This impact started in February of 2020 and continued through the end of the year, during which time we have seen unfavorable trends in certain key metrics across several of our business lines compared to historical periods. The significant reduction in refinery utilization as a result of reduced refined products demand significantly impacted our Transportation and NGL segments. As the volume of products produced or purchased by refineries has been reduced, demand for our services has decreased.

Looking forward, we expect to continue to experience some adverse impacts of COVID-19 in our transportation segment during the first half of 2021 but we believe that refinery utilization will continue to increase in the second half of 2021 as a result of widespread vaccinations, government stimulus, and a rebounding economy. This should ultimately improve refined product demand as people get back to work and begin traveling again. We expect this will positively impact our transportation segment as demand for our services improves.

The extent to which the duration and severity of the pandemic impacts our business, results of operations, and financial condition, will depend on future developments, which are highly uncertain and cannot be predicted at this time. Accordingly, the full impact of COVID-19 will not be reflected in our results of operations and overall financial performance until future periods. Management also assessed the extent to which the current macroeconomic events brought about by COVID-19 and significant declines in refined product demand impacted the valuation of expected credit losses on accounts receivable and certain inventory items or resulted in modifications to any significant contracts. Ultimately the results of these assessments did not have a material impact on our results as of December 31, 2020.

Subsequent Events

Retirement of 2021 Notes. On February 15, 2021, our 2021 Notes matured and we retired the outstanding balance of $28.8 million using our revolving credit facility.

Quarterly Distribution. On January 25, 2021, we declared a quarterly cash distribution of $0.005 per common unit for the fourth quarter of 2020, or $0.02 per common unit on an annualized basis, which was paid on February 12, 2021 to unitholders of record as of February 5, 2021.

Critical Accounting Policies and Estimates

    Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated financial statements included elsewhere herein. We prepared these financial statements in conformity with United States generally accepted accounting principles ("U.S. GAAP" or "GAAP"). The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. You should also read Note 2, "Significant Accounting Policies" in Notes to Consolidated Financial Statements. The following table evaluates the potential impact of estimates utilized during the periods ended December 31, 2020 and 2019:

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Estimates and Assumptions
Impairment of Long-Lived Assets
We periodically evaluate whether the carrying value of long-lived assets has been impaired when circumstances indicate the carrying value of the assets may not be recoverable. These evaluations are based on undiscounted cash flow projections over the remaining useful life of the asset. The carrying value is not recoverable if it exceeds the sum of the undiscounted cash flows. Any impairment loss is measured as the excess of the asset's carrying value over its fair value.	Our impairment analyses require management to use judgment in estimating future cash flows and useful lives, as well as assessing the probability of different outcomes.	Applying this impairment review methodology, we recorded an impairment charge of $3.1 million and $1.3 million in our Terminalling and Storage and Transportation segments, respectively, during the year ended December 31, 2020. No impairment of long-lived assets was recorded during the years ended December 31, 2019 or 2018.
Impairment of Goodwill
Goodwill is subject to a fair-value based
impairment test on an annual basis, or more frequently if events or changes in circumstances indicate that the fair value of any of our reporting units is less than its carrying amount. When assessing the recoverability of goodwill , we may first assess qualitative factors in determining
whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative assessment is not required. If an initial qualitative assessment indicates that it is more likely than not the carrying amount exceeds the fair value of a reporting unit, a quantitative analysis will be performed. We may also elect to bypass the qualitative assessment and proceed directly to a quantitative analysis depending on the facts and circumstances.	As part of the quantitative evaluation, we determine fair value using accepted valuation techniques, including discounted cash flow, the guideline public company method and the guideline transaction method. These analyses require management to make assumptions and estimates regarding industry and economic factors, future operating results and discount rates. We conduct impairment testing using present economic conditions, as well as future expectations.	Applying this impairment review methodology, we considered the impact that COVID-19 had on our cash flows and the value our unit price during 2020 and elected to bypass the qualitative assessment and perform a quantitative assessment. Based upon the most recent annual review as of August 31, 2020, no goodwill impairment exists within our reporting units for the year ended December 31, 2020. No goodwill impairment was recorded during the years ended December 31, 2019 or 2018.

Our Relationship with Martin Resource Management Corporation

Martin Resource Management Corporation directs our business operations through its ownership and control of our general partner and under the Omnibus Agreement. In addition to the direct expenses payable to Martin Resource Management Corporation under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. For the years ended December 31, 2020, 2019 and 2018, the board of directors of our general partner approved reimbursement amounts of $16.4 million, $16.7 million and $16.4 million, respectively, reflecting our allocable share of such expenses. The board of directors of our general partner will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

Non-GAAP Financial Measures

The following table reconciles the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the years ended December 31, 2020, 2019, and 2018, which represents EBITDA, Adjusted EBITDA and Distributable Cash Flow from continuing operations.

Reconciliation of EBITDA, Adjusted EBITDA, and Distributable Cash Flow

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net income (loss)	$(6,771)	$(174,946)	$55,655
Less: (Income) loss from discontinued operations, net of income taxes	—	179,466	(63,486)
Income (loss) from continuing operations	(6,771)	4,520	(7,831)
Adjustments:
Interest expense	46,210	51,690	52,349
Income tax expense	1,736	1,900	577
Depreciation and amortization	61,462	60,060	61,484
EBITDA from Continuing Operations	102,637	118,170	106,579
Adjustments:
Gain on sale of property, plant and equipment	(9,788)	(13,332)	(1,041)
Gain on involuntary conversion of property, plant and equipment	(4,907)	—	—
Gain on retirement of senior unsecured notes	(3,484)	—	—
Loss on exchange of senior unsecured notes	8,817	—	—
Unrealized mark-to-market on commodity derivatives	(460)	671	(76)
Non-cash insurance related accruals	250	500	—
Lower of cost or market adjustments	370	633	—
Unit-based compensation	1,422	1,424	1,224
Transaction costs associated with acquisitions	—	224	465
Adjusted EBITDA from Continuing Operations	94,857	108,290	107,151
Adjustments:
Interest expense	(46,210)	(51,690)	(52,349)
Income tax expense	(1,736)	(1,900)	(577)
Amortization of deferred debt issuance costs	3,422	4,041	3,445
Amortization of debt premium	(191)	(306)	(306)
Deferred income taxes	1,169	1,360	208
Payments for plant turnaround costs	(1,478)	(5,677)	(1,893)
Maintenance capital expenditures	(10,138)	(12,368)	(19,553)
Distributable Cash Flow from Continuing Operations	$39,695	$41,750	$36,126

Income (loss) from discontinued operations, net of income taxes	$—	$(179,466)	$63,486
Adjustments:
Depreciation and amortization	$—	$8,161	$18,795
EBITDA from Discontinued Operations	$—	$(171,305)	$82,281
Equity in earnings of unconsolidated entities	$—	$—	$(3,382)
Distributions from unconsolidated entities	$—	$—	$3,500
Gain on disposition of Investment in WTLPG	$—	$—	$(48,564)
Loss on sale of property, plant and equipment, net	$—	$178,781	$824
Non-cash insurance related accruals	$—	$3,213	$—
Adjusted EBITDA from Discontinued Operations	$—	$10,689	$34,659
Maintenance capital expenditures	$—	$(912)	$(1,952)
Distributable Cash Flow from Discontinued Operations	$—	$9,777	$32,707

Results of Operations

    The results of operations for the years ended December 31, 2020, 2019, and 2018 have been derived from our consolidated financial statements. Discussions of the year ended December 31, 2018 that are not included in this Annual Report on Form 10-K and year-to-year comparisons of the year ended December 31, 2019 and the year ended December 31, 2018 can be found in “Management’s Discussion and Analysis of Financial Condition and the Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The Natural Gas Liquids segment information below excludes the discontinued operations of the Natural Gas Storage Assets and WTLPG partnership interests disposed of on June 28, 2019 and July 31, 2018, respectively, for the years ended December 31, 2019 and 2018. See Item 8, Note 5.

The following table sets forth our operating revenues and operating income by segment for the years ended December 31, 2020, 2019, and 2018.

	Operating Revenues	Revenues Intersegment Eliminations	Operating Revenues after Eliminations	Operating Income (loss)	Operating Income Intersegment Eliminations	Operating Income (loss) after Eliminations
	(In thousands)
Year Ended December 31, 2020:
Terminalling and storage	$191,041	$(6,877)	$184,164	$23,969	$(1,816)	$22,153
Natural gas liquids	247,484	(5)	247,479	9,660	12,444	22,104
Sulfur services	108,020	(13)	108,007	29,001	7,255	36,256
Transportation	150,285	(17,793)	132,492	1,781	(17,883)	(16,102)
Indirect selling, general and administrative	—	—	—	(17,909)	—	(17,909)
Total	$696,830	$(24,688)	$672,142	$46,502	$—	$46,502

Year Ended December 31, 2019:
Terminalling and storage	$216,313	$(6,659)	$209,654	$17,670	$(938)	$16,732
Natural gas liquids	366,502	—	366,502	27,596	16,424	44,020
Sulfur services	111,340	—	111,340	13,989	8,732	22,721
Transportation	183,740	(24,118)	159,622	16,830	(24,218)	(7,388)
Indirect selling, general and administrative	—	—	—	(17,981)	—	(17,981)
Total	$877,895	$(30,777)	$847,118	$58,104	$—	$58,104

Year Ended December 31, 2018:
Terminalling and storage	$247,840	$(6,400)	$241,440	$17,820	$(280)	$17,540
Natural gas liquids	496,026	(19)	496,007	13,152	18,429	31,581
Sulfur services	132,536	—	132,536	17,216	10,181	27,397
Transportation	178,163	(28,042)	150,121	14,770	(28,330)	(13,560)
Indirect selling, general and administrative	—	—	—	(17,901)	—	(17,901)
Total	$1,054,565	$(34,461)	$1,020,104	$45,057	$—	$45,057

Terminalling and Storage Segment

Comparative Results of Operations for the Years Ended December 31, 2020 and 2019

	Year Ended December 31,		Variance	Percent Change
	2020	2019
	(In thousands)
Revenues:
Services	$87,661	$93,980	$(6,319)	(7)%
Products	103,380	122,333	(18,953)	(15)%
Total revenues	191,041	216,313	(25,272)	(12)%

Cost of products sold	87,495	107,081	(19,586)	(18)%
Operating expenses	50,421	53,279	(2,858)	(5)%
Selling, general and administrative expenses	6,159	5,997	162	3%
Depreciation and amortization	29,489	30,952	(1,463)	(5)%
	17,477	19,004	(1,527)	(8)%
Other operating income (loss), net	6,429	(1,334)	7,763	582%
Gain on involuntary conversion of property, plant and equipment	63	—	63
Operating income	$23,969	$17,670	$6,299	36%

Shore-based throughput volumes (guaranteed minimum) (gallons)	80,000	80,000	—	—%
Smackover refinery throughput volumes (guaranteed minimum BBL per day)	6,500	6,500	—	—%

Services revenues. Services revenue decreased $6.3 million, of which $3.8 million was primarily a result of expiring capital recovery fees at our Smackover refinery and decreased fees related to a crude pipeline gathering rate adjustment. In addition, revenue from shore-based terminals decreased $2.1 million primarily due to decreased throughput of $3.2 million and consigned lube revenue of $0.6 million, offset by $1.0 million related to contract termination fees, and $0.8 million in space rental income. Revenue from specialty terminals decreased $0.3 million due to $1.2 million in decreased throughput rates, offset by $0.8 million related to a new contract.

Products revenues. A 22% decrease in lubricant sales volumes combined with a 13% decrease in average sales price at our shore-based terminals resulted in a $10.3 million decrease to products revenues. In addition, a 7% decrease in average sales price combined with a 2% decrease in sales volumes at our blending and packaging facilities resulted in an $8.8 million decrease in products revenues.

Cost of products sold. A 22% decrease in sales volumes combined with a 14% decrease in average cost per gallon at our shore-based terminals resulted in a $9.8 million decrease in cost of products sold. In addition, an 11% decrease in average cost per gallon combined with a 2% decrease in sales volume at our blending and packaging facilities resulted in a $9.7 million decrease in cost of products sold.

Operating expenses. Operating expenses decreased $2.9 million, primarily as a result of decreases in repairs and maintenance of $1.0 million, miscellaneous operating expenses of $0.8, compensation expense of $0.7 million, and professional fees of $0.3 million across our terminals.

Selling, general and administrative expenses. Selling, general and administrative expenses increased primarily as a result of an increase in legal expenses.

Depreciation and amortization. The decrease in depreciation and amortization is due to the disposition of assets at several closed shore-based facilities, offset by recent capital expenditures.

Other operating income (loss), net. Other operating income (loss), net represents gains and losses from the disposition of property, plant and equipment.

Gain on involuntary conversion of property, plant and equipment.  The $0.1 million gain on involuntary conversion of property, plant and equipment is due to insurance proceeds received related to structural damage of terminalling assets during a weather incident at our Neches Terminal in May of 2019.

Transportation Segment

Comparative Results of Operations for the Years Ended December 31, 2020 and 2019

	Year Ended December 31,		Variance	Percent Change
	2020	2019
	(In thousands)
Revenues	$150,285	$183,740	$(33,455)	(18)%
Operating expenses	122,064	141,713	(19,649)	(14)%
Selling, general and administrative expenses	8,245	8,199	46	1%
Depreciation and amortization	17,505	15,307	2,198	14%
	2,471	18,521	(16,050)	(87)%
Other operating loss, net	(690)	(1,691)	1,001	59%
Operating income	$1,781	$16,830	$(15,049)	(89)%

Marine Transportation Revenues. Inland revenues decreased $11.2 million, primarily related to a decrease in tows, transportation rates and utilization. In addition, offshore revenue decreased $2.4 million due to a decrease in transportation rates and utilization. Revenue was also impacted by a decrease in pass-through revenue (primarily fuel) of $3.3 million.

Land Transportation Revenues. An 11% decrease in miles of product transported resulted in a decrease to freight revenue of $11.5 million. Transportation rates increased 2% resulting in an offsetting increase of $1.5 million. Additionally, fuel surcharge revenue decreased $6.6 million.

Operating expenses. The decrease in operating expenses is primarily a result of decreased pass through expenses (primarily fuel) of $8.5 million, compensation expense of $8.1 million, repairs and maintenance of $2.1 million, and outside services of $0.7 million.

Selling, general and administrative expenses. Selling, general and administrative expenses remained relatively consistent.

Depreciation and amortization. Depreciation and amortization increased as a result of recent capital expenditures offset by asset disposals.

Other operating income (loss), net. Other operating loss represents losses from the disposition of property, plant and equipment.

Sulfur Services Segment

Comparative Results of Operations for the Years Ended December 31, 2020 and 2019

	Year Ended December 31,		Variance	Percent Change
	2020	2019
	(In thousands)
Revenues:
Services	$11,659	$11,434	$225	2%
Products	96,361	99,906	(3,545)	(4)%
Total revenues	108,020	111,340	(3,320)	(3)%

Cost of products sold	62,920	71,806	(8,886)	(12)%
Operating expenses	10,891	10,639	252	2%
Selling, general and administrative expenses	4,791	4,784	7	—%
Depreciation and amortization	12,012	11,332	680	6%
	17,406	12,779	4,627	36%
Other operating income, net	6,751	1,210	5,541	458%
Gain on involuntary conversion of property, plant and equipment	4,844	—	4,844
Operating income	$29,001	$13,989	$15,012	107%

Sulfur (long tons)	642.0	665.0	(23.0)	(3)%
Fertilizer (long tons)	275.0	260.0	15.0	6%
Sulfur services volumes (long tons)	917.0	925.0	(8.0)	(1)%

    Services Revenues.  Services revenues increased slightly as a result of a contractually prescribed, index-based fee adjustment.

Products Revenues.  Products revenues decreased $2.7 million as a result of a 3% decline in average sulfur services sales prices. Products revenues decreased an additional $0.8 million due to a 1% decrease in sales volumes, primarily related to a 3% decrease in sulfur volumes.

Cost of products sold.  A 12% decline in product cost impacted cost of products sold by $8.3 million, resulting from a decrease in commodity prices. A 1% decrease in sales volumes resulted in an additional decrease in cost of products sold of $0.5 million. Margin per ton increased $6.09, or 20%.

Operating expenses. Our operating expenses increased $0.4 million due to insurance claims and $0.4 million due to outside towing. Offsetting were decreases in marine fuel and lube of $0.3 million, assist tugs of $0.1 million and repairs and maintenance of $0.1 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses remained relatively consistent.

Depreciation and amortization.  Depreciation and amortization expense increased $0.7 million as a result of recent capital expenditures.

    Other operating income (loss), net.  Other operating income, net increased $2.7 million as a result of business interruption recoveries related to downtime associated with the Neches ship-loader insurance claim received in the first quarter of 2020. An additional $4.1 million increase is related to a net gain from the disposition of property, plant and equipment.

Gain on involuntary conversion of property, plant and equipment.  The $4.8 million gain is primarily due to insurance proceeds received related to structural damage of our ship-loader assets during a weather incident at our Neches Terminal in May of 2019.

Natural Gas Liquids Segment

    Comparative Results of Operations for the Years Ended December 31, 2020 and 2019

	Year Ended December 31,		Variance	Percent Change
	2020	2019
	(In thousands)
Products Revenues	$247,484	$366,502	(119,018)	(32)%
Cost of products sold	228,345	341,800	(113,455)	(33)%
Operating expenses	3,008	6,300	(3,292)	(52)%
Selling, general and administrative expenses	4,013	4,739	(726)	(15)%
Depreciation and amortization	2,456	2,469	(13)	(1)%
	9,662	11,194	(1,532)	(14)%
Other operating income (loss), net	(2)	16,402	(16,404)	(100)%
Operating income	$9,660	$27,596	$(17,936)	(65)%

NGLs Volumes (barrels)	9,231	9,820	(589)	(6)%

    Products Revenues. Our NGL average sales price per barrel decreased $10.51, or 28%, resulting in a decrease to products revenues of $103.2 million. The decrease in average sales price per barrel was a result of a decrease in market prices. Product sales volumes decreased 6%, decreasing revenues $15.8 million.

    Cost of products sold.   Our average cost per barrel decreased $10.07, or 29%, decreasing cost of products sold by $98.9 million.  The decrease in average cost per barrel was a result of a decrease in market prices.  The decrease in sales volume of 6% resulted in a $14.6 million decrease to cost of products sold. Our margins decreased $0.44 per barrel, or 18% during the period.

    Operating expenses.  Operating expenses decreased $2.3 million related to the divestiture of assets and the elimination of the associated expenses. In addition, operating expenses decreased $1.0 million related to the settlement of an insurance claim for less than anticipated.

    Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $0.7 million as a result of decreased compensation expense.

    Other operating income (loss), net.  Other operating income (loss), net represents the gains associated with the disposition of the East Texas Pipeline in 2019.

Interest Expense

    Comparative Components of Interest Expense, Net for the Years Ended December 31, 2020 and 2019

	Year Ended December 31,		Variance	Percent Change
	2020	2019
	(In thousands)
Revolving credit facility	$8,719	$18,550	$(9,831)	(53)%
7.250% senior unsecured notes	16,969	27,101	(10,132)	(37)%
11.5% senior secured notes	13,151	—	13,151
10.0% senior secured notes	2,105	—	2,105
Amortization of deferred debt issuance costs	3,422	4,041	(619)	(15)%
Amortization of debt premium	(191)	(306)	115	38%
Other	1,787	1,728	59	3%
Finance leases	291	672	(381)	(57)%
Capitalized interest	(43)	(5)	(38)	(760)%
Interest income	—	(91)	91	100%
Total interest expense, net	$46,210	$51,690	$(5,480)	(11)%

Indirect Selling, General and Administrative Expenses

	Year Ended December 31,		Variance	Percent Change
	2020	2019
	(In thousands)
Indirect selling, general and administrative expenses	$17,909	$17,981	$(72)	—%

    Indirect selling, general and administrative expenses remained consistent from 2019 to 2020.

    Martin Resource Management Corporation allocates to us a portion of its indirect selling, general and administrative expenses for services such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management Corporation's retained businesses. This allocation is based on the percentage of time spent by Martin Resource Management Corporation personnel that provide such centralized services. GAAP also permits other methods for allocation of these expenses, such as basing the allocation on the percentage of revenues contributed by a segment. The allocation of these expenses between Martin Resource Management Corporation and us is subject to a number of judgments and estimates, regardless of the method used. We can provide no assurances that our method of allocation, in the past or in the future, is or will be the most accurate or appropriate method of allocation for these expenses. Other methods could result in a higher allocation of selling, general and administrative expense to us, which would reduce our net income.

    Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. The board of directors of our general partner approved the following reimbursement amounts:

	Year Ended December 31,		Variance	Percent Change
	2020	2019
	(In thousands)
Board approved reimbursement amount	$16,410	$16,657	$(247)	(1)%

    The amounts reflected above represent our allocable share of such expenses. The board of directors of our general partner will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

Cash Flows - Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

    The following table details the cash flow changes between the years ended December 31, 2020 and 2019:

	Years Ended December 31,		Variance	Percent Change
	2020	2019
	(In thousands)
Net cash provided by (used in):
Operating activities	$64,785	$75,815	$(11,030)	(15)%
Investing activities	2,604	174,828	(172,224)	(99)%
Financing activities	(65,287)	(248,087)	182,800	74%
Net decrease in cash and cash equivalents	$2,102	$2,556	$(454)	(18)%

    Net cash provided by operating activities. The decrease in net cash provided by operating activities for the year ended December 31, 2020 includes a $7.8 million decrease in net cash received from discontinued operating activities, a decrease in operating results of $11.3 million, and an unfavorable variance in other non-current assets and liabilities of $0.9 million. An additional $6.0 million decrease in other non-cash charges was primarily due to a $4.9 million gain on involuntary conversion of property, plant and equipment. Offsetting this decrease was a favorable variance in working capital of $15.0 million.

    Net cash provided by investing activities. Net cash provided by investing activities for the year ended December 31, 2020 decreased $172.2 million. Cash received from discontinued investing activities decreased $209.2 million. Offsetting such decrease, net proceeds from the sale of property, plant and equipment increased $4.5 million and proceeds received from the involuntary conversion of property, plant and equipment increased $2.5 million. A decrease in cash used of $6.2 million resulted from higher payments for capital expenditures and plant turnaround costs in 2019 as well as a decrease of $23.7 million in cash used resulting from assets acquired from MTI in January of 2019.

    Net cash used in financing activities. Net cash used in financing activities for the year ended December 31, 2020 decreased primarily as a result of a $102.4 million decrease in cash used related to excess purchase price over the carrying value of acquired assets in common control transactions during 2019. Additionally, net payments of long-term borrowings decreased $35.3 million and cash distributions paid decreased $43.8 million. Offsetting such decrease, costs associated with our credit facility increased $0.6 million.

Total Contractual Obligations

A summary of our total contractual obligations as of December 31, 2020 is as follows (dollars in thousands):

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Revolving credit facility	$148,000	$—	$148,000	$—	$—
7.25% senior unsecured notes, due 2021	28,790	28,790	—	—	—
10.0% senior secured notes, due 2024	53,750	—	—	53,750	—
11.5% senior secured notes, due 2025	291,970	—	—	291,970	—
Throughput commitment	9,711	6,439	3,272	—	—
Operating leases	26,379	8,445	9,266	2,838	5,830
Finance lease obligations	2,996	2,707	289	—	—
Interest payable on finance lease obligations	35	26	9	—	—
Interest payable on fixed long-term debt obligations	157,633	39,213	77,903	40,517	—
Total contractual cash obligations	$719,264	$85,620	$238,739	$389,075	$5,830

The interest payable under our revolving credit facility is not reflected in the above table because such amounts depend on the outstanding balances and interest rates, which vary from time to time.

Letter of Credit.  At December 31, 2020, we had outstanding irrevocable letters of credit in the amount of $16.7 million, which were issued under our revolving credit facility.

Off Balance Sheet Arrangements.  We do not have any off-balance sheet financing arrangements.

Description of Our Indebtedness

Revolving Credit Facility

At December 31, 2020, we maintained a $300.0 million revolving credit facility which matures on August 31, 2023. On July 8, 2020, the Partnership amended its revolving credit facility to, among other things, permit the Exchange Offer. Please see Note 16 in Part II of this Form 10-K for more information about the July 8, 2020 amendment to our revolving credit facility ("the Credit Facility Amendment")..

As of December 31, 2020, we had $148.0 million outstanding under the revolving credit facility and $16.7 million of outstanding irrevocable letters of credit, leaving a maximum available to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $135.3 million. After giving effect to our then current borrowings, outstanding letters of credit and the financial covenants contained in our revolving credit facility, we had the ability to borrow approximately $20.5 million in additional amounts thereunder as of December 31, 2020.
The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.  During the year ended December 31, 2020, the outstanding balance of our revolving credit facility has ranged from a low of $148.0 million to a high of $223.0 million.

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

    Indebtedness under the credit facility bears interest at our option at the Eurodollar Rate (LIBOR), with a floor for LIBOR of 1%, plus an applicable margin, or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day

Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin. We pay a per annum fee on all letters of credit issued under the credit facility, and we pay a commitment fee per annum on the unused revolving credit commitments under the credit facility. The letter of credit fee, the commitment fee and the applicable margins for our interest rate vary quarterly based on our Total Leverage Ratio (as defined in the Credit Facility Amendment, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows as of December 31, 2020:

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

    The applicable margin for LIBOR borrowings at December 31, 2020 is 3.75%, with a 1% floor for LIBOR.

    The credit facility includes financial covenants that are tested on a quarterly basis, based on the rolling four quarter period that ends on the last day of each fiscal quarter.

    In addition, the credit facility contains various covenants, which, among other things, limit our and our subsidiaries’ ability to: (i) grant or assume liens; (ii) make investments (including investments in our joint ventures) and acquisitions; (iii) enter into certain types of hedging agreements; (iv) incur or assume indebtedness; (v) sell, transfer, assign or convey assets; (vi) repurchase our equity, make distributions (including a limit on our ability to make quarterly distributions to unitholders in excess of $0.005 per unit unless our Total Leverage Ratio (as defined in the Credit Facility Amendment) is below 3.75:1:00) and certain other restricted payments; (vii) change the nature of our business; (viii) engage in transactions with affiliates; (ix) enter into certain burdensome agreements; (x) make certain amendments to the Omnibus Agreement and our material agreements; and (xi) permit our joint ventures to incur indebtedness or grant certain liens.

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

2025 Senior Secured Notes and Indenture

General

Pursuant to the Exchange Offer, we and Martin Midstream Finance Corp., our wholly owned subsidiary (collectively the "Issuers") issued $292.0 million in aggregate principal amount of the Issuers’ 11.50% senior secured second lien notes due 2025 (the "2025 Notes"), the 2025 Notes were issued to eligible holders that participated in the Exchange Offer pursuant to an indenture, dated as of August 12, 2020 (the "2025 Notes Indenture"), among the Issuers, the guarantors party thereto, U.S. Bank National Association, as trustee, and U.S. Bank National Association as collateral trustee.

The 2025 Notes are guaranteed on a full, joint and several basis by each of the Partnership’s existing domestic restricted subsidiaries (other than Martin Midstream Finance Corp. and Talen’s Marine & Fuel, LLC) and will be guaranteed in the future by any domestic restricted subsidiaries, in each case, if and so long as such entity guarantees (or is an obligor with respect to) any other indebtedness for borrowed money of either the Issuers or any guarantor. The 2025 Notes and the guarantees thereof are secured on a third-priority basis by a lien on substantially all assets of the Issuers and the guarantors, subject to the terms of an intercreditor agreement (the "Intercreditor Agreement") and certain other exceptions.

The 2025 Notes and the guarantees thereof are, pursuant to the Intercreditor Agreement, secured by third-priority liens and thus are effectively junior to any obligations under our credit facility, which are secured on a "first-lien" basis, and effectively junior to any obligations under the 2024 Notes Indenture (as defined below), which are secured on a "second-lien" basis, in each case, to the extent of the value of the collateral securing such first-lien obligations, second-lien obligations and third-lien obligations. The 2025 Notes and the guarantees thereof rank effectively senior to all of our existing and future unsecured indebtedness to the extent of the value of the collateral securing the 2025 Notes and such guarantees.

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

Also, if at the end of any fiscal year (commencing with the fiscal year ending December 31, 2021) the Total Leverage Ratio (as defined in the Credit Facility Amendment) is greater than 3.75:1:00, the Issuers will use 25% of any excess annual cash flow (as defined in the 2025 Notes Indenture) to make an offer to all holders of the 2025 Notes to purchase the 2025 Notes at 100% of the principal amount thereof; provided, however, the Issuers, in their sole discretion, can allocate up to 100% of excess cash flow to offer to repurchase the 2025 Notes at 100% of the principal amount thereof, subject to restrictions in the revolving credit facility on prepaying junior debt.

Certain Covenants and Events of Default

The 2025 Notes Indenture contains customary covenants restricting the Partnership’s ability and the ability of its restricted subsidiaries to: (i) pay distributions on, purchase or redeem its common units or purchase or redeem its subordinated debt; (ii) incur or guarantee additional indebtedness or issue certain kinds of preferred equity securities; (iii) create or incur certain liens securing indebtedness; (iv) sell assets, including dispositions of the collateral securing the 2025 Notes; (v) consolidate, merge or transfer all or substantially all of its assets; (vi) enter into transactions with affiliates; and (vii) enter into agreements that restrict distributions or other payments from its restricted subsidiaries to the Partnership. The 2025 Notes Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the 2025 Notes Indenture, U.S. Bank National Association, as trustee, or the holders of at least 25% in aggregate principal amount of the then outstanding 2025 Notes may declare all of the 2025 Notes to be due and payable immediately and, subject to the terms of the Intercreditor Agreement, foreclose upon the collateral for the 2025 Notes.

2024 Senior Secured Notes and Indenture

General

Pursuant to the rights offering in connection with the Exchange Offer, the Issuers issued $53.8 million aggregate principal amount of the Issuers’ 10.00% senior secured 1.5 lien notes due 2024 (the "2024 Notes"). The 2024 Notes were issued to eligible holders that participated in the Exchange Offer pursuant to an indenture, dated as of August 12, 2020 (the "2024 Notes Indenture"), among the Issuers, the guarantors party thereto, U.S. Bank National Association, as trustee, and U.S. Bank National Association as collateral trustee.

The 2024 Notes are guaranteed on a full, joint and several basis by the guarantors of the 2025 Notes and will be guaranteed in the future by any domestic restricted subsidiaries, in each case, if and so long as such entity guarantees (or is an obligor with respect to) any other indebtedness for borrowed money of either the Issuers or any guarantor. The 2024 Notes and the guarantees thereof are secured on a second-priority basis by a lien on substantially all assets of the Issuers and the guarantors, subject to the terms of the Intercreditor Agreement and certain other exceptions.

The 2024 Notes and the guarantees thereof are, pursuant to the Intercreditor Agreement, secured by second-priority liens and thus are effectively junior to any obligations under the Credit Facility, which are secured on a "first-lien" basis, and are effectively senior to the obligations under the 2025 Notes Indenture, which are secured on a "third-lien" basis, in each case, to the extent of the value of the collateral securing such first-lien, second-lien obligations and third-lien obligations. The 2024 Notes and the guarantees thereof rank effectively senior to all of the Issuers’ existing and future unsecured indebtedness to the extent of the value of the collateral securing the 2024 Notes and such guarantees.

Maturity and Interest

The 2024 Notes will mature on February 29, 2024. Interest on the 2024 Notes accrues at a rate of 10.00% per annum and is payable semi-annually in cash in arrears on February 15 and August 15 of each year, commencing on February 15, 2021.

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

2021 Senior Notes and Indenture

The Issuers entered into an Indenture, dated as of February 11, 2013. among the Issuers, certain subsidiary guarantors and Wells Fargo Bank, National Association, as trustee, under which the Issuers issued $400.0 million in aggregate principal amount of their 7.25% senior unsecured notes due 2021 (the "2021 Notes"). In 2015, we repurchased on the open market and subsequently retired an aggregate $26.2 million of our outstanding 2021 Notes. In 2020, we repurchased on the open market and subsequently retired an aggregate $9.3 million of our outstanding 2021 Notes. On August 12, 2020, we completed the Exchange Offer and Cash Tender Offer. In connection with the completion of the Exchange Offer and consent solicitation to certain eligible holders of the 2021 Notes, on August 12, 2020, we entered into a supplemental indenture to eliminate substantially all of the restrictive covenants in the indenture governing the 2021 Notes. On February 15, 2021, our 2021 Notes matured and we retired the outstanding balance of $28.8 million using proceeds from our revolving credit facility.

    Capital Resources and Liquidity

Historically, we have generally satisfied our working capital requirements and funded our debt service obligations and capital expenditures with cash generated from operations and borrowings under our revolving credit facility.

    At December 31, 2020, we had cash and cash equivalents of $5.0 million and available borrowing capacity of $20.5 million under our revolving credit facility with $148.0 million of borrowings outstanding.  Our revolving credit facility matures on August 31, 2023.

    We expect that our primary sources of liquidity to meet operating expenses, service our indebtedness, pay distributions to our unitholders and fund capital expenditures will be provided by cash flows generated by our operations, borrowings under our revolving credit facility and access to the debt and equity capital markets.  Our ability to generate cash from operations will depend upon our future operating performance, which is subject to certain risks.  For a discussion of such risks, please read "Item 1A. Risk Factors" of this Form 10-K. In addition, due to the covenants in our revolving credit facility, our financial and operating performance impacts the amount we are permitted to borrow under that facility.

    The Partnership is in compliance with all debt covenants as of December 31, 2020 and expects to be in compliance for the next twelve months.

    Interest Rate Risk

We are subject to interest rate risk on our credit facility due to the variable interest rate and may enter into interest rate swaps to reduce this variable rate risk.

Seasonality

    A substantial portion of our revenues is dependent on sales prices of products, particularly NGLs and fertilizers, which fluctuate in part based on winter and spring weather conditions. The demand for NGLs is strongest during the winter heating season and the refinery blending season. The demand for fertilizers is strongest during the early spring planting season. However, our Terminalling and Storage and Transportation business segments and the molten sulfur business are typically not impacted by seasonal fluctuations and a significant portion of our net income is derived from our Terminalling and Storage, Sulfur Services and Transportation business segments. Further, extraordinary weather events, such as hurricanes, have in the past, and could in the future, impact our Terminalling and Storage, Sulfur Services, and Transportation business segments.

Impact of Inflation

Inflation did not have a material impact on our results of operations in 2020, 2019 or 2018.  Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

    Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during 2020, 2019 or 2018.

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

     We have entered into hedging transactions as of December 31, 2020 to mitigate a portion of our commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. We have instruments totaling a gross notional quantity of 137,000 barrels settling during the period from January 31, 2021 through February 28, 2021. These instruments settle against the applicable pricing source for each grade and location. These instruments are recorded on our Consolidated Balance Sheets at December 31, 2020 in "Fair value of derivatives" as a current liability of $0.2 million. Based on the current net notional volume hedged as of December 31, 2020, a $0.10 change in the expected settlement price of these contracts would result in an impact of $0.6 million to the Partnership's net income.

Interest Rate Risk. Borrowings under our revolving credit facility are at variable rates and include a LIBOR floor of 1.00%. Our revolving credit facility had a weighted-average interest rate of 4.75% as of December 31, 2020.  Based on the amount of unhedged floating rate debt owed by us on December 31, 2020, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $0.2 million annually.

We are not exposed to changes in interest rates with respect to our 2021 Notes, 2024 Notes and 2025 Notes as these obligations are fixed rate.  Based on the quoted prices for identical liabilities in markets that are not active at December 31, 2020, the estimated fair value of the 2021 Notes, 2024 Notes and 2025 Notes was $28.6 million, $55.2 million and $288.7 million, respectively.   Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of a 100 basis point increase in interest rates. Such an increase in interest rates at December 31, 2020 would result in a $0.5 million decrease in the fair value of our 2021 Notes, a $0.9 million decrease in the fair value of our 2024 Notes, and a $5.0 million decrease in the fair value of our 2025 Notes. On February 15, 2021, our 2021 Notes matured and we retired the outstanding balance of $28.8 million using our revolving credit facility.

Item 8.	Financial Statements and Supplementary Data

The following financial statements of Martin Midstream Partners L.P. (Partnership) are listed below:

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors
Martin Midstream Partners L.P. and Martin Midstream GP LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Martin Midstream Partners L.P. and subsidiaries (the Partnership) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in capital (deficit), and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in note 3 to the consolidated financial statements, the Partnership has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification 842, Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of goodwill for the terminalling and storage reporting unit

As discussed in Notes 2 and 9 to the consolidated financial statements, the goodwill balance as of December 31, 2020 was $16,823 thousand, of which $10,985 thousand related to the terminalling and storage reporting unit. The Partnership performs goodwill impairment testing on an annual basis and more often if events or circumstances indicate there may be impairment. During the first quarter of 2020, the Partnership determined that triggering events, including declines in the market price of its units and the economic downturn, required an evaluation of goodwill at March 31, 2020. The fair value of the reporting unit was determined using a combination of income and market approach methods. The Partnership determined that goodwill was not impaired based on both its interim and annual evaluations.

We identified the evaluation of the goodwill impairment assessments for the terminalling and storage reporting unit as a critical audit matter. Significant auditor judgment was required to evaluate the discounted cash flow projections used in the determinations of fair value, specifically assumptions related to forecasted revenues, earnings before interest, taxes, depreciation, and amortization (EBITDA), and the discount rates. These assumptions were challenging to test as the estimated fair values of the terminalling and storage reporting unit were sensitive to possible changes to such assumptions. The audit effort to evaluate the discount rates used in the income approaches and the market multiples used in the market approaches required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the Partnership’s forecasted revenues and EBITDA by comparing them to historical results and analyst reports, considering the portion of revenues and EBITDA projections supported by long-term, fixed fee contracts and the portion impacted by current market conditions. We compared historical forecasts of revenues and EBITDA to actual results to assess the Company’s ability to estimate such amounts. We performed sensitivity analyses over forecasted revenues and EBITDA and the discount rates to assess their impact on the Partnership’s determinations of the fair value of the reporting unit.

In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

–evaluating the discount rates used in the terminalling and storage reporting unit’s discounted cash flow models, by comparing them against discount rate ranges that were independently developed using publicly available market data for comparable entities

–evaluating the market multiples used within the guideline public company methods, by developing independent calculations of the guideline comparable companies’ multiples using publicly available market data

–evaluating the market multiples used within the guideline transaction methods, by comparing against independent transaction searches of publicly available market data from the previous two years

–evaluating the control premiums implied in reconciling the sum of the fair values of the individual reporting units with the Partnership’s market capitalizations, by comparing against implied control premiums based on publicly available market data.

/s/ KPMG LLP

We have served as the Partnership’s auditor since 2002.

Dallas, Texas
March 3, 2021

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2020	2019
Assets
Cash	$4,958	$2,856
Trade and accrued accounts receivable, less allowance for doubtful accounts of $261 and $532, respectively	52,748	87,254
Inventories	54,122	62,540
Due from affiliates	14,807	17,829
Other current assets	8,991	5,833
Assets held for sale	—	5,052
Total current assets	135,626	181,364

Property, plant and equipment, at cost	889,108	884,728
Accumulated depreciation	(509,237)	(467,531)
Property, plant and equipment, net	379,871	417,197

Goodwill	16,823	17,705
Right-of-use assets	22,260	23,901
Deferred income taxes, net	22,253	23,422
Intangibles and other assets, net	2,805	3,567
	$579,638	$667,156
Liabilities and Partners’ Capital (Deficit)
Current portion of long term debt and finance lease obligations	$31,497	$6,758
Trade and other accounts payable	51,900	64,802
Product exchange payables	373	4,322
Due to affiliates	435	1,470
Income taxes payable	556	472
Fair value of derivatives	207	667
Other accrued liabilities	34,407	28,789
Total current liabilities	119,375	107,280

Long-term debt, net	484,597	569,788
Finance lease obligations	289	717
Operating lease liabilities	15,181	16,656
Other long-term obligations	7,067	8,911
Total liabilities	626,509	703,352
Commitments and contingencies
Partners’ capital (deficit)	(46,871)	(36,196)
Total partners’ capital (deficit)	(46,871)	(36,196)
	$579,638	$667,156

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit amounts)

	Year Ended December 31,
	2020	2019	2018[1]
Revenues:
Terminalling and storage *	$80,864	$87,397	$96,204
Transportation *	132,492	159,622	150,121
Sulfur services	11,659	11,434	11,148
Product sales: *
Natural gas liquids	247,479	366,502	496,007
Sulfur services	96,348	99,906	121,388
Terminalling and storage	103,300	122,257	145,236
	447,127	588,665	762,631
Total revenues	672,142	847,118	1,020,104

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas liquids *	215,895	325,376	449,103
Sulfur services *	58,515	65,893	83,641
Terminalling and storage *	82,516	101,526	126,562
	356,926	492,795	659,306
Expenses:
Operating expenses *	183,747	209,313	216,182
Selling, general and administrative *	40,900	41,433	39,116
Impairment of long-lived assets	—	—	—
Impairment of goodwill	—	—	—
Depreciation and amortization	61,462	60,060	61,484
Total costs and expenses	643,035	803,601	976,088
Other operating income, net	12,488	14,587	1,041
Gain on involuntary conversion of property, plant and equipment	4,907	—	—
Operating income	46,502	58,104	45,057

Other income (expense):
Interest expense, net	(46,210)	(51,690)	(52,349)
Gain on retirement of senior unsecured notes	3,484	—	—
Loss on exchange of senior unsecured notes	(8,817)	—	—
Other, net	6	6	38
Total other income (expense)	(51,537)	(51,684)	(52,311)
Net income (loss) before taxes	(5,035)	6,420	(7,254)
Income tax expense	(1,736)	(1,900)	(577)
Income (loss) from continuing operations	(6,771)	4,520	(7,831)
Income (loss) from discontinued operations, net of income taxes	—	(179,466)	63,486
Net income (loss)	(6,771)	(174,946)	55,655
Less general partner's interest in net (income) loss	135	3,499	(882)
Less pre-acquisition income allocated to the general partner	—	—	(11,550)
Less (income) loss allocable to unvested restricted units	21	(41)	(28)
Limited partners' interest in net income (loss)	$(6,615)	$(171,488)	$43,195

*Related Party Transactions Shown Below

See accompanying notes to consolidated financial statements.

1 Financial information has been revised to include results attributable to MTI acquired from Martin Resource Management Corporation. See Note 2 – Significant Accounting Policies and Practices.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit amounts)
*Related Party Transactions Included Above

	Year Ended December 31,
	2020	2019	2018[1]
Revenues:
Terminalling and storage	$63,823	$71,733	$79,137
Transportation	21,997	24,243	27,588
Product sales	317	931	1,297
Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Sulfur services	10,519	10,765	10,641
Terminalling and storage	18,429	23,859	24,613
Expenses:
Operating expenses	80,075	88,194	90,878
Selling, general and administrative	32,886	32,622	26,441

See accompanying notes to consolidated financial statements.

1 Financial information has been revised to include results attributable to MTI acquired from Martin Resource Management Corporation. See Note 2 – Significant Accounting Policies and Practices.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit amounts)

	Year Ended December 31,
	2020	2019	2018[1]
Allocation of net income (loss) attributable to:
Limited partner interest:
Continuing operations	$(6,615)	$4,430	$(18,982)
Discontinued operations	—	(175,918)	62,177
	$(6,615)	$(171,488)	$43,195
General partner interest:
Continuing operations	$(135)	$91	$(387)
Discontinued operations	—	(3,590)	1,269
	$(135)	$(3,499)	$882

Net income (loss) per unit attributable to limited partners:
Basic:
Continuing operations	$(0.17)	$0.11	$(0.49)
Discontinued operations	—	(4.55)	1.60
	$(0.17)	$(4.44)	$1.11

Weighted average limited partner units - basic	38,657	38,659	38,907

Diluted:
Continuing operations	$(0.17)	$0.11	$(0.49)
Discontinued operations	—	(4.55)	1.60
	$(0.17)	$(4.44)	$1.11

Weighted average limited partner units - diluted	38,657	38,659	38,923

See accompanying notes to consolidated financial statements.

1 Financial information has been revised to include results attributable to MTI acquired from Martin Resource Management Corporation. See Note 2 – Significant Accounting Policies and Practices.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (DEFICIT)
(Dollars in thousands)

		Partners’ Capital (Deficit)
	Parent Net Investment	Common		General Partner
		Units	Amount	Amount	Total
Balances – December 31, 2017[1]	$24,240	38,444,612	$290,927	$7,314	$322,481

Net income	11,550	—	43,223	882	55,655
Issuance of common units, net	—	—	(118)	—	(118)
Issuance of time-based restricted units	—	315,500	—	—	—
Issuance of performance-based restricted units		317,925			—
Forfeiture of restricted units	—	(27,000)	—	—	—
General partner contribution	—	—	—	—	—
Cash distributions	—	—	(76,872)	(1,569)	(78,441)
Deemed distribution from Martin Resource Management Corporation	(12,070)	—	—	—	(12,070)
Reimbursement of excess purchase price over carrying value of acquired assets	—	—	—	—	—
Excess carrying value of the assets over the purchase price paid by Martin Resource Management	—	—	(26)	—	(26)
Unit-based compensation	—	—	1,224	—	1,224
Purchase of treasury units	—	(18,800)	(273)	—	(273)
Balances – December 31, 2018[1]	23,720	39,032,237	258,085	6,627	288,432

Net loss	—	—	(171,447)	(3,499)	(174,946)
Issuance of common units, net	—	—	(289)	—	(289)
Issuance of time-based restricted units	—	16,944	—	—	—
Forfeiture of restricted units	—	(154,288)	—	—	—
Cash distributions	—	—	(48,111)	(982)	(49,093)
Excess purchase price over carrying value of acquired assets	—	—	(102,393)	—	(102,393)
Deferred taxes on acquired assets and liabilities	—	—	24,781	—	24,781
Unit-based compensation	—	—	1,424	—	1,424
Purchase of treasury units	—	(31,504)	(392)	—	(392)
Contribution to parent	(23,720)	—	—	—	(23,720)
Balances – December 31, 2019	—	38,863.389	(38,342)	2,146	(36,196)

Net loss	—	—	(6,636)	(135)	(6,771)
Issuance of time-based restricted units	—	81,000	—	—	—
Forfeiture of restricted units	—	(85,467)	—	—	—
Cash distributions	—	—	(5,211)	(106)	(5,317)
Unit-based compensation	—	—	1,422	—	1,422
Purchase of treasury units	—	(7,748)	(9)	—	(9)
Balances – December 31, 2020	$—	38,851,174	$(48,776)	$1,905	$(46,871)

See accompanying notes to consolidated financial statements.

1 Financial information has been revised to include results attributable to MTI acquired from Martin Resource Management Corporation. See Note 2 – Significant Accounting Policies and Practices.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018[1]
Cash flows from operating activities:
Net income (loss)	$(6,771)	$(174,946)	$55,655
Less: (Income) loss from discontinued operations	—	179,466	(63,486)
Net income (loss) from continuing operations	(6,771)	4,520	(7,831)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	61,462	60,060	61,484
Amortization and write-off of deferred debt issue costs	3,422	4,041	3,445
Amortization of premium on notes payable	(191)	(306)	(306)
Deferred income tax expense	1,169	1,360	208
Gain on disposition or sale of property, plant, and equipment	(9,788)	(13,332)	(1,041)
Gain on involuntary conversion of property, plant and equipment	(4,907)	—	—
Gain on retirement of senior unsecured notes	(3,484)	—	—
Non-cash impact related to exchange of senior unsecured notes	(749)	—	—
Derivative (income) loss	8,209	5,137	(14,024)
Net cash (paid) received for commodity derivatives	(8,669)	(4,466)	13,948
Unit-based compensation	1,422	1,424	1,224
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	30,741	62	29,085
Product exchange receivables	—	166	(137)
Inventories	5,264	21,493	13,370
Due from affiliates	2,932	1,822	5,961
Other current assets	(5,733)	(254)	1,485
Trade and other accounts payable	(7,318)	(898)	(27,321)
Product exchange payables	(3,949)	(7,781)	555
Due to affiliates	(1,035)	(1,469)	99
Income taxes payable	84	27	(65)
Other accrued liabilities	4,144	(3,017)	(6,636)
Change in other non-current assets and liabilities	(1,470)	(543)	1,206
Net cash provided by continuing operating activities	64,785	68,046	74,709
Net cash provided by discontinued operating activities	—	7,769	30,321
Net cash provided by operating activities	64,785	75,815	105,030
Cash flows from investing activities:
Payments for property, plant, and equipment	(28,622)	(30,621)	(35,255)
Acquisitions, net of cash acquired	—	(23,720)	—
Payments for plant turnaround costs	(1,478)	(5,677)	(1,893)
Proceeds from sale of property, plant, and equipment	25,154	20,660	11,483
Proceeds from involuntary conversion of property, plant and equipment	7,550	5,031	—
Net cash provided by (used) in continuing investing activities	2,604	(34,327)	(25,665)
Net cash provided by (used in) discontinued investing activities	—	209,155	173,287
Net cash provided by (used in) investing activities	2,604	174,828	147,622
Cash flows from financing activities:
Payments of long-term debt and finance lease obligations	(338,199)	(729,514)	(559,201)
Proceeds from long-term debt	282,019	638,000	399,000
Proceeds from issuance of common units, net of issuance related costs	—	(289)	(118)
Deemed contribution from (distribution to) Martin Resource Management	—	—	(12,070)
Excess purchase price over carrying value of acquired assets	—	(102,393)	(26)
Purchase of treasury units	(9)	(392)	(273)
Payments of debt issuance costs	(3,781)	(4,406)	(1,312)
Cash distributions paid	(5,317)	(49,093)	(78,441)
Net cash used in financing activities	(65,287)	(248,087)	(252,441)

Net increase in cash	2,102	2,556	211
Cash at beginning of year	2,856	300	89
Cash at end of year	$4,958	$2,856	$300

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

    The Partnership provides specialty services to major and independent oil and gas companies, independent refiners, large chemical companies, and other wholesale purchasers of certain petroleum products and by-products, with significant business concentrated around the U.S. Gulf Coast refinery complex, which is a major hub for petroleum refining, natural gas gathering and processing, and support services for the exploration and production industry. The petroleum products and by-products the Partnership gathers, transports, stores and markets are produced primarily by major and independent oil and gas companies who often rely on third parties, such as the Partnership, for the transportation and disposition of these products.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(a)       Principles of Presentation and Consolidation

    The consolidated financial statements include the financial statements of the Partnership and its wholly-owned subsidiaries and equity method investees.  In the opinion of the management of the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s results of operations, financial position and cash flows for the periods shown have been made.  All such adjustments are of a normal recurring nature.  In addition, the Partnership evaluates its relationships with other entities to identify whether they are variable interest entities under certain provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), 810-10 and to assess whether it is the primary beneficiary of such entities.  If the determination is made that the Partnership is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with ASC 810-10.  No such variable interest entities exist as of December 31, 2020 or 2019.

Impact of COVID-19 Pandemic. Due to the economic impacts of the COVID-19 pandemic, the markets experienced a decline in oil prices in response to oil demand concerns. These concerns were further exacerbated by the price war among members OPEC and other non-OPEC producer nations during the first quarter of 2020 and global storage considerations. Travel restrictions and stay-at-home orders implemented by governments in many regions and countries across the globe, including the United States, have greatly impacted the demand for refined products resulting in a significant reduction in refinery utilization, which has impacted the Partnership's 2020 performance. This impact started in February of 2020 and continued through the end of the year, during which time the Partnership has seen unfavorable trends in certain key metrics across several of its business lines compared to historical periods. The significant reduction in refinery utilization as a result of reduced refined products demand significantly impacted the Partnership's Transportation and NGL segments. As the volume of products produced or purchased by refineries has been reduced, demand for the Partnership's services has decreased.

Looking forward, we expect to continue to experience some adverse impacts of COVID-19 in our transportation segment during the first half of 2021 but we believe that refinery utilization will continue to increase in the second half of 2021 as a result of widespread vaccinations, government stimulus, and a rebounding economy. This should ultimately improve refined product demand as people get back to work and begin traveling again. We expect this will positively impact our transportation segment as demand for our services improves.

Overall, the extent to which the duration and severity of the pandemic impacts our business, results of operations, and financial condition, will depend on future developments, which are highly uncertain and cannot be predicted at this time.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
Accordingly, it is possible that the impact of the pandemic could have a material adverse effect on the Partnership's results of operations, financial position and cash flows for the year ended December 31, 2021 including the recoverability of long-lived assets and goodwill, the valuation of inventory, and the amount of expected credit losses.
Management considered the impact of the pandemic on the assumptions and estimates used in the preparation of the financial statements. Management identified triggering events requiring the performance of impairment testing of long-lived assets and goodwill related to both the performance of the Partnership's unit price during the first quarter of 2020 and certain of the Partnership's businesses that are sensitive to reductions in refined product demand and refinery utilization. As a result, the Partnership recorded impairment charges totaling $4,352 related to long-lived assets during the first quarter of 2020. See Note 5 for more information. No impairments were identified related to goodwill. A sustained reduction in refinery demand and utilization could lead to future asset impairments as well as adversely affect access to capital and financing to be able to meet future obligations. Management also assessed the extent to which the current macroeconomic events brought about by the pandemic and significant declines in refined product demand impacted the valuation of expected credit losses on accounts receivable and certain inventory items or resulted in modifications to any significant contracts. Ultimately the results of these assessments did not have a material impact on the Partnership's results as of December 31, 2020.

Divestiture of Natural Gas Storage Assets. On June 28, 2019, the Partnership completed the sale of its membership interests in Arcadia Gas Storage, LLC, Cadeville Gas Storage LLC, Monroe Gas Storage Company, LLC and Perryville Gas Storage LLC (the "Natural Gas Storage Assets") to Hartree Cardinal Gas, LLC ("Hartree"), a subsidiary of Hartree Bulk Storage, LLC. The Natural Gas Storage Assets consist of approximately 50 billion cubic feet of working capacity located in northern Louisiana and Mississippi. In consideration of the sale of the Natural Gas Storage Assets, the Partnership received cash proceeds of $210,067 after transaction fees and expenses. The net proceeds were used to reduce outstanding borrowings under the Partnership's revolving credit facility. The Partnership concluded the disposition represents a strategic shift and will have a major effect on its financial results going forward. As a result, the Partnership has presented the results of operations and cash flows relating to the Natural Gas Storage Assets as discontinued operations for the years ended December 31, 2019 and 2018. See Note 5 for more information.

    Acquisition of Martin Transport, Inc. On January 2, 2019, the Partnership acquired all of the issued and outstanding equity interests of MTI from Martin Resource Management Corporation. MTI operates a fleet of trucks providing transportation of petroleum products, liquid petroleum gas, chemicals, sulfur and other products, as well as owns 23 terminals located throughout the U.S. Gulf Coast and Southeastern United States.

    The acquisition of MTI was considered a transfer of net assets between entities under common control. As a result, the acquisition of MTI was recorded at amounts based on the historical carrying value of these assets at January 1, 2019, and the Partnership is required to update its historical financial statements to include the activities of MTI as of the date of common control. See Note 4 for more information. The Partnership’s accompanying historical financial statements have been retrospectively updated to reflect the effects on financial position, cash flows and results of operations attributable to the activities of MTI as if the Partnership owned these assets for the periods presented. See Note 4 for separate results of MTI for the year ended December 31, 2018. Net income attributable to MTI for periods prior to the Partnership’s acquisition of the assets is not allocated to the limited partners for purposes of calculating net income per limited partner unit. See Note 17.

Divestiture of WTLPG Partnership Interest. On July 31, 2018, the Partnership completed the sale of its 20 percent non-operating interest in West Texas LPG Pipeline L.P. ("WTLPG") to ONEOK, Inc. ("ONEOK"). WTLPG owns an approximate 2,300 mile common-carrier pipeline system that primarily transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. A wholly-owned subsidiary of ONEOK, Inc. is the operator of the assets. The Partnership concluded the disposition represents a strategic shift and will have a major effect on its financial results going forward. As a result, the Partnership has presented the results of operations and cash flows relating to its equity method investment in WTLPG as discontinued operations for the year ended December 31, 2018. See Note 5 for more information.

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

Of the Partnership's four reporting units, the terminalling and storage, transportation, and sulfur services reporting units contain goodwill. No goodwill impairment was recorded for the years ended December 31, 2020, 2019, or 2018.

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

Applying this impairment review methodology, the Partnership considered the impact that COVID-19 had on our cash flows and the value our unit price during 2020 and elected to bypass the qualitative assessment and perform a quantitative assessment. Based upon the most recent annual review as of August 31, 2020, no goodwill impairment exists within the Partnership's reporting units for the year ended December 31, 2020. No goodwill impairment was recorded during the years ended December 31, 2019 or 2018.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
Other intangible assets that have finite lives are tested for impairment when events or circumstances indicate that the carrying value may not be recoverable. An impairment is indicated if the carrying amount of a long-lived intangible asset exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If impairment is indicated, the Partnership would record an impairment loss equal to the difference between the carrying value and the fair value of the asset. There were no intangible asset impairments for the years ended December 31, 2020, 2019 or 2018.

(h)      Debt Issuance Costs

Debt issuance costs relating to the Partnership’s revolving credit facility and senior notes are deferred and amortized over the terms of the debt arrangements and are shown, net of accumulated amortization, as a reduction of the related long-term debt.

In connection with the issuance, amendment, expansion and restatement of debt arrangements, the Partnership incurred debt issuance costs of $3,781, $4,406 and $1,312 in the years ended December 31, 2020, 2019 and 2018, respectively.

Amortization and write-off of debt issuance costs, which is included in interest expense, totaled $3,422, $4,041 and $3,445 for the years ended December 31, 2020, 2019 and 2018, respectively.  Accumulated amortization amounted to $22,655 and $24,644 at December 31, 2020 and 2019, respectively.

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

(m)      Environmental Liabilities and Litigation

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

(n)      Trade and Accrued Accounts Receivable and Allowance for Doubtful Accounts.

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Partnership’s best estimate of the amount of probable credit losses in the Partnership’s existing accounts receivable.

(o)      Deferred Catalyst Costs

The cost of the periodic replacement of catalysts is deferred and amortized over the catalyst’s estimated useful life, which ranges from 12 to 36 months.

(p)      Deferred Turnaround Costs

The Partnership capitalizes the cost of major turnarounds and amortizes these costs over the estimated period to the next turnaround, which ranges from 12 to 36 months.

(q)      Income Taxes

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

MTI is a wholly owned subsidiary of the Partnership. Prior to the acquisition of MTI on January 2, 2019, MTI was a Qualified Subchapter S subsidiary (“QSub”) of Martin Resource Management Corporation, a qualifying S Corporation. A QSub is not treated as a separate corporation for federal income tax purposes as it is deemed liquidated into its S Corporation parent. S Corporations are generally not subject to income taxes because income and losses flow through to shareholders and are reported on their individual returns. Three states in which MTI was subject to taxation prior to the acquisition - Louisiana, New Jersey and Tennessee - do not recognize the federal S Corporation status and, therefore, taxed MTI on a C Corporation basis. Subsequent to the acquisition, the QSub election terminated resulting in MTI being taxed as a stand-alone C Corporation.

The Partnership's financial statements recognize the current and deferred income tax consequences that result from MTI’s activities during the current period pursuant to the provisions of ASC 740 related to income taxes. As a result of the common control transaction with the Partnership, the deferred tax consequences of the changes in the tax bases of MTI’s assets and liabilities were included in equity under the provisions of ASC 740-20-45-11.

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

In the ordinary course of business, there may be many transactions and calculations where the ultimate tax outcome is uncertain. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws. In accordance with the provisions of ASC 740, we use a two-step approach for recognizing and measuring tax benefits taken or

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
expected to be taken in a tax return. In the first step, “recognition”, the Partnership determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Partnership presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. In the second step, “measurement”, a tax position that meets the more-likely-than-not threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement based upon management’s intent regarding negotiation and litigation. In evaluating all income tax positions for all open years, management has determined all positions are more likely than not to be sustained at full benefit based upon their technical merit under applicable tax laws.

(r)      Comprehensive Income

Comprehensive income includes net income and other comprehensive income.  There are no items of other comprehensive income or loss in any of the years presented.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2019, FASB issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to general principles in ASC 740 and clarifies and amends existing guidance within US generally accepted accounting principles (US GAAP). The standard is effective for the Partnership’s financial statements issued for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Partnership will adopt this ASU beginning January 1, 2021 and plans to use the modified retrospective approach, with a cumulative-effect adjustment recorded through retained earnings, for hybrid tax regimes. All other applicable amendments will be applied on a prospective basis. The result of this adoption will have no material impact on the Partnership’s consolidated financial statements.

On January 1, 2020, the Partnership adopted ASU 2016-13, "Financial Instruments - Credit Losses," which required the Partnership to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaced the existing incurred loss model and is applicable to the measurement of credit losses on financial assets, including trade receivables. Adoption of the new standard did not have a material impact on the Partnership’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation: Improvements to Non-employee Share-Based Payment Accounting, which will expand the scope of FASB ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. The standard is effective for the Partnership's financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Partnership adopted this standard effective January 1, 2019. The result of this adoption did not have a material impact on the Partnership's consolidated financial statements.

    In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. Lessor accounting under the new standard is substantially unchanged and substantially all of our leases will continue to be classified as operating leases under the new standard. Additional qualitative and quantitative disclosures, including significant judgments made by management are required.  The update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods, with early adoption permitted. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to FASB ASC 842, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition. The Partnership adopted this ASU on January 1, 2019, electing the transition option provided under ASU 2018-11. Consequently, financial information was not updated and the disclosures required under the new standard are not provided for dates and periods before January 1, 2019.

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

    In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in U.S. GAAP. The new standard was effective for the Partnership on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Partnership adopted the new standard utilizing the cumulative effect method which resulted in no cumulative effect of the adoption being recorded as of January 1, 2018. The Partnership did not identify any significant changes in the timing of revenue recognition when considering the amended accounting guidance. Additional disclosures related to revenue recognition appear in "Note 6. Revenue."

NOTE 4. ACQUISITIONS

    Martin Transport, Inc. Stock Purchase Agreement. On January 2, 2019, the Partnership acquired all of the issued and outstanding equity interests of MTI, a wholly-owned subsidiary of Martin Resource Management Corporation which operates a fleet of trucks providing transportation of petroleum products, liquid petroleum gas, chemicals, sulfur and other products, as well as owns 23 terminals located throughout the U.S. Gulf Coast and Southeastern United States for total consideration as follows:

Purchase price[1]	$135,000
Plus: Working Capital Adjustment	2,795
Less: Finance lease obligations assumed	(11,682)
Cash consideration paid	$126,113

    1The stock purchase agreement also includes a $10,000 earn-out based on certain performance thresholds. The performance threshold related to financial results for the years ended December 31, 2020 and 2019 was not achieved, which resulted in a reduction in the potential earn-out by $6,666.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

    The separate results of operations related to MTI for the year ended December 31, 2018, which was recast as part of the Partnership's Consolidated Statements of Operations, were as follows:

For the Year Ended December 31,
2018

Transportation revenue	$125,333

Operating expenses	105,212
Selling, general and administrative	5,246
Depreciation and amortization	3,413
Total costs and expenses	113,871

Other operating income, net	596
Operating income	12,058

Other income (expense):
Interest expense	(312)
Other, net	12

Income before income taxes	11,758
Income tax expense	208
Net income	$11,550

NOTE 5. DISCONTINUED OPERATIONS, DIVESTITURES, AND ASSETS HELD FOR SALE

    Divestitures

Divestiture of Mega Lubricants. On December 22, 2020, the Partnership completed the sale of Mega Lubricants for $22,400. Mega Lubricants is engaged in the business of blending, manufacturing and delivering various marine application lubricants, sub-sea specialty fluids, and proprietary developed commercial and industrial products. The Partnership recorded a gain on the disposition of $10,101, which was included in "Other operating income, net" on the Partnership's Consolidated Statements of Operations. The proceeds from the transaction were used to reduce outstanding borrowings under the Partnership’s revolving credit facility. The divestiture of Mega Lubricants did not qualify for discontinued operations presentation under the guidance of ASC 205-20.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
Divestiture of Natural Gas Storage Assets. On June 28, 2019, the Partnership completed the sale of the Natural Gas Storage Assets to Hartree, a subsidiary of Hartree Bulk Storage, LLC. The Natural Gas Storage Assets consist of approximately 50 billion cubic feet of working capacity located in northern Louisiana and Mississippi. In consideration of the sale of these assets, the Partnership received cash proceeds of $210,067 after transaction fees and expenses. The net proceeds were used to reduce outstanding borrowings under the Partnership's revolving credit facility. The Partnership concluded the disposition represents a strategic shift and will have a major effect on its financial results going forward. As a result, the Partnership has presented the results of operations and cash flows relating to the Natural Gas Storage Assets as discontinued operations for the years ended December 31, 2019 and 2018.

    The operating results, which are included in income (loss) from discontinued operations, were as follows:

	For the Year Ended December 31,
	2019	2018

Total revenues	$22,836	$52,108
Total costs and expenses and other, net, excluding depreciation and amortization	(15,360)	(20,703)
Depreciation and amortization	(8,161)	(18,795)
Other operating loss, net[1]	(178,781)	(824)
Other, net	—	—
Income (loss) from discontinued operations before income taxes	(179,466)	11,786
Income tax expense	—	—
Income (loss) from discontinued operations, net of income taxes	$(179,466)	$11,786

    1 The year ended December 31, 2019 includes a loss on the disposition of the Natural Gas Storage Assets of $178,781.

    Divestiture of WTLPG Partnership Interest. On July 31, 2018, the Partnership completed the sale of its 20 percent non-operating interest in WTLPG to ONEOK. WTLPG owns an approximate 2,300 mile common-carrier pipeline system that primarily transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. A wholly-owned subsidiary of ONEOK is the operator of the assets. In consideration for the sale of these assets, the Partnership received cash proceeds of $193,705, after transaction fees and expenses. The proceeds from the sale were used to reduce outstanding borrowings under the Partnership's revolving credit facility.  The Partnership concluded the disposition represents a strategic shift and will have a major effect on its financial results going forward. As a result, the Partnership has presented the results of operations and cash flows relating to its equity method investment in WTLPG as discontinued operations for the years ended December 31, 2018 and 2017.

    The operating results, which are included in income from discontinued operations, were as follows:

For the Year Ended December 31,
2018

Total costs and expenses and other, net, excluding depreciation and amortization[1]	$(247)
Other operating income[2]	48,564
Equity in earnings	3,383
Income from discontinued operations before income taxes	51,700
Income tax expense	—
Income from discontinued operations, net of income taxes	$51,700

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

	December 31, 2020	December 31, 2019

Terminalling and storage	$—	$3,552
Transportation	—	1,500
Assets held for sale	$—	$5,052

In the first quarter of 2020, the Partnership identified a triggering event related to a decline in the fair value related to the assets classified as held for sale at December 31, 2019. As a result, an impairment charge of $3,052 and $1,300 was recorded in the Terminalling and Storage and Transportation segments, respectively, during the year ended December 31, 2020 and was recorded in "Other operating income (loss)" in the Partnership's Consolidated Statements of Operations. At December 31, 2020, the remaining assets previously classified as held for sale in the amount of $700 no longer met the criteria to be classified as held for sale in accordance with ASC 360-10.

The non-core assets discussed above did not qualify for discontinued operations presentation under the guidance of ASC 205-20.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
NOTE 6. REVENUE

    The following table disaggregates our revenue by major source:

	2020	2019	2018

Terminalling and storage segment
Lubricant product sales	$103,300	$122,257	$145,236
Throughput and storage	80,864	87,397	96,204
	$184,164	$209,654	$241,440
Transportation segment
Land transportation	$88,652	$98,895	$99,751
Inland transportation	40,507	54,834	44,580
Offshore transportation	3,333	5,893	5,790
	$132,492	$159,622	$150,121
Sulfur service segment
Sulfur product sales	$24,176	$30,135	$46,347
Fertilizer product sales	72,172	69,771	75,041
Sulfur services	11,659	11,434	11,148
	$108,007	$111,340	$132,536
Natural gas liquids segment
Natural gas liquids product sales	$247,479	$366,502	$496,007
	$247,479	$366,502	$496,007

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

	2021	2022	2023	2024	2025	Thereafter	Total
Terminalling and storage
Throughput and storage	$43,253	$40,394	$41,605	$42,854	$44,197	$294,141	$506,444
Sulfur services
Sulfur product sales	17,165	16,279	15,234	975	975	—	50,628
Total	$60,418	$56,673	$56,839	$43,829	$45,172	$294,141	$557,072

NOTE 7. INVENTORIES

Components of inventories at December 31, 2020 and 2019 were as follows:

	2020	2019
Natural gas liquids	$27,878	$19,097
Sulfur	24	4,586
Fertilizer	10,854	15,852
Lubricants	11,002	18,925
Other	4,364	4,080
	$54,122	$62,540

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
NOTE 8. PROPERTY, PLANT, AND EQUIPMENT

At December 31, 2020 and 2019, property, plant and equipment consisted of the following:

	Depreciable Lives	2020	2019
Land	—	$21,459	$22,083
Improvements to land and buildings	10-25 years	135,227	135,666
Storage equipment	5-50 years	121,437	120,788
Marine vessels	4-25 years	179,666	182,115
Operating plant and equipment	3-50 years	356,293	343,236
Furniture, fixtures and other equipment	3-20 years	14,209	12,896
Transportation equipment	3-7 years	49,836	47,525
Construction in progress		10,981	20,419
		$889,108	$884,728

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $55,817, $53,856 and $58,615, respectively, which includes amortization of fixed assets acquired under capital lease obligations of $1,755, $2,686, and $1,174. Gross assets under capital leases were $10,352 and $15,367 at December 31, 2020 and 2019, respectively. Accumulated amortization associated with capital leases was $3,703 and $3,941 at December 31, 2020 and 2019, respectively.

Additions to property, plant and equipment included in accounts payable at December 31, 2020, 2019 and 2018 were $468, $3,791, and $2,166, respectively. Equipment purchased under capital lease obligations was $83, $1,308, and $10,472 for the years ended December 31, 2020, 2019, and 2018, respectively.

NOTE 9. GOODWILL

    The following table represents the goodwill balance by reporting unit at December 31, 2020 and 2019 as follows:

	2020	2019
Carrying amount of goodwill:
Terminalling and storage[1]	$10,985	$11,867
Sulfur services	5,349	5,349
Transportation	489	489
Total goodwill	$16,823	$17,705
1 This change represents goodwill disposed of as part of the Partnership's divestiture of Mega Lubricants. See Note 5 for more information.

NOTE 10. LEASES

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
    The components of lease expense for the years ended December 31, 2020 and 2019 were as follows:

	2020	2019
Operating lease cost	$10,672	$10,805
Finance lease cost:
Amortization of right-of-use assets	1,755	2,686
Interest on lease liabilities	294	671
Short-term lease cost	13,187	13,756
Variable lease cost	109	92
Total lease cost	$26,017	$28,010

    Supplemental cash flow information for the years ended December 31, 2020 and 2019 related to leases were as follows:

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23,996	$24,526
Operating cash flows from finance leases	294	671
Financing cash flows from finance leases	3,701	5,517

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,779	$9,122
Finance leases	83	1,309

Supplemental balance sheet information related to leases was as follows:

	2020	2019
Operating Leases
Operating lease right-of-use assets	$22,260	$23,901

Current portion of operating lease liabilities included in "Other accrued liabilities"	$7,529	$7,722
Operating lease liabilities	15,181	16,656
Total operating lease liabilities	$22,710	$24,378

Finance Leases
Property, plant and equipment, at cost	$10,352	$15,367
Accumulated depreciation	(3,703)	(3,941)
Property, plant and equipment, net	$6,649	$11,426

Current installments of finance lease obligations	$2,707	$6,758
Finance lease obligations	289	717
Total finance lease obligations	$2,996	$7,475

Weighted Average Remaining Lease Term (years)
Operating leases	5.87	6.26
Finance leases	1.39	0.97
Weighted Average Discount Rate
Operating leases	5.04%	5.27%
Finance leases	6.04%	6.83%

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

    The Partnership’s future minimum lease obligations as of December 31, 2020 consist of the following:

	Operating Leases	Finance Leases
Year 1	$8,445	$2,733
Year 2	6,016	289
Year 3	3,250	9
Year 4	1,727	—
Year 5	1,111	—
Thereafter	5,830	—
Total	26,379	3,031
Less amounts representing interest costs	(3,669)	(35)
Total lease liability	$22,710	$2,996

    The Partnership has non-cancelable revenue arrangements that are under the scope of ASC 842 whereby we have committed certain terminalling and storage assets in exchange for a minimum fee. Future minimum revenues the Partnership expects to receive under these non-cancelable arrangements as of December 31, 2020 are as follows: 2021 - $20,333; 2022 - $13,692; 2023 - $13,297; 2024 - $13,297; 2025 - $12,908; subsequent years - $38,539.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 2
	December 31,
	2020	2019
Commodity derivative contracts, net	$(207)	$(667)

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

•Current and non-current portion of long-term debt: The carrying amount of the revolving credit facility approximates fair value due to the debt having a variable interest rate and is in Level 2. The estimated fair value of the 2021 Notes, 2024 Notes, and 2025 Notes (collectively, the "senior notes") is considered Level 2, as the fair value is based upon quoted prices for identical liabilities in markets that are not active.

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Notes	$28,790	$28,581	$373,374	$343,470
2024 Notes	$50,173	$55,214	$—	$—
2025 Notes	$290,250	$288,692	$—	$—
Total	$369,213	$372,487	$373,374	$343,470

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

(a)    Commodity Derivative Instruments

    The Partnership from time to time has used derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  The Partnership has established a hedging policy and monitors and manages the commodity market risk associated with potential commodity risk exposure.  In addition, the Partnership has focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. The Partnership has entered into hedging transactions as of December 31, 2020 to protect a portion of its commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. The Partnership has instruments totaling a gross notional quantity of 137,000 barrels settling during the period from January 31, 2021 through February 28, 2021. At December 31, 2019, the Partnership had instruments totaling a gross notional quantity of 452,000 barrels settling during the period from January 31, 2020 through February 29, 2020. These instruments settle against the applicable pricing source for each grade and location.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
    (b)    Tabular Presentation of Gains and Losses on Derivative Instruments

    The following table summarizes the fair values and classification of the Partnership’s derivative instruments in its Consolidated Balance Sheets:

	Fair Values of Derivative Instruments in the Consolidated Balance Sheet
	Derivative Assets			Derivative Liabilities
		Fair Values			Fair Values
	Balance Sheet Location	December 31, 2020	December 31, 2019	Balance Sheet Location	December 31, 2020	December 31, 2019
Derivatives not designated as hedging instruments:	Current:
Commodity contracts	Fair value of derivatives	$—	$—	Fair value of derivatives	$207	$667
Total derivatives not designated as hedging instruments		$—	$—		$207	$667

Effect of Derivative Instruments on the Consolidated Statement of Operations For the Years Ended December 31, 2020, 2019, and 2018

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of (Gain) or Loss Recognized in Income on Derivatives
		2020	2019	2018
Derivatives not designated as hedging instruments:
Commodity contracts	Cost of products sold	8,209	5,137	(14,024)
Total derivatives not designated as hedging instruments		$8,209	$5,137	$(14,024)

NOTE 14. RELATED PARTY TRANSACTIONS

As of December 31, 2020, Martin Resource Management Corporation owned 6,114,532 of the Partnership’s common units representing approximately 15.7% of the Partnership’s outstanding limited partnership units.  Martin Resource Management Corporation controls the Partnership's general partner by virtue of its 51% voting interest in Holdings, the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership and the Partnership’s incentive distribution rights.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management Corporation’s ownership as of December 31, 2020 of approximately 15.7% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management Corporation the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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

•any business operated by Martin Resource Management Corporation, including the following:

◦distributing asphalt, marine fuel and other liquids;

◦providing shore-based marine services in Texas, Louisiana, Mississippi, and Alabama;

◦operating a crude oil gathering business in Stephens, Arkansas;

◦providing crude oil gathering and marketing services of base oils, asphalt, and distillate products in Smackover, Arkansas;

◦providing crude oil marketing and transportation from the well head to the end market;

◦operating an environmental consulting company;

◦supplying employees and services for the operation of the Partnership's business; and

◦operating, solely for the Partnership's account, the asphalt facilities in Omaha, Nebraska, Port Neches, Texas, and South Houston, Texas.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
    Effective January 1, 2020, through December 31, 2020, the board of directors of our general partner approved an annual reimbursement amount for indirect expenses of $16,410.  The Partnership reimbursed Martin Resource Management Corporation for $16,410, $16,657 and $16,416 of indirect expenses for the years ended December 31, 2020, 2019 and 2018, respectively.  The board of directors of our general partner will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

Master Transportation Services Agreement

    Master Transportation Services Agreement.  MTI, a wholly owned subsidiary of the Partnership, is a party to a master transportation services agreement effective January 1, 2019, with certain wholly owned subsidiaries of Martin Resource Management Corporation. Under the agreement, MTI agreed to transport Martin Resource Management Corporation's petroleum products and by-products.

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

Other Agreements

      Cross Tolling Agreement. The Partnership is a party to an amended and restated tolling agreement with Cross Oil Refining and Marketing, Inc. ("Cross") dated October 28, 2014, under which the Partnership processes crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts for Cross.  The tolling agreement expires November 25, 2031.  Under this tolling agreement, Cross agreed to process a minimum of 6,500 barrels per day of crude oil at the facility at a fixed price per barrel.  Any additional barrels are processed at a modified price per barrel.  In addition, Cross agreed to pay a monthly reservation fee and a periodic fuel surcharge fee based on certain parameters specified in the tolling agreement.   Further, certain capital improvements, to the extent requested by Cross, are reimbursed through a capital recovery fee.  As of December 31, 2019, the annual capital recovery fee reimbursement of $2,088 expired. An additional $2,586 of capital recovery fee reimbursement expired on December 31, 2020.  All of these fees (other than the fuel surcharge and capital recovery fee) are subject to escalation annually based upon the greater of 3% or the increase in the Consumer Price Index for a specified annual period.  Also, the Partnership renegotiated a crude transportation contract set to expire in the first half of 2022 resulting in a reduction in revenue of $2,145 annually beginning January 1, 2020.

East Texas Mack Leases. MTI leases equipment, including tractors and trailers, from East Texas Mack Sales ("East Texas Mack"). Certain of our directors or officers are owners of East Texas Mack, including entities affiliated with Ruben Martin, who owns approximately 46% of the issued and outstanding stock of East Texas Mack. Amounts paid to East Texas Mack for tractor and trailer lease payments and lease residuals for the fiscal years ended December 31, 2020, 2019 and 2018 were approximately $650, $875, and $2,466, respectively.

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

    The impact of related party revenues from sales of products and services is reflected in the Consolidated Statements of Operations as follows:

Revenues:	2020	2019	2018
Terminalling and storage	$63,823	$71,733	$79,137
Transportation	21,997	24,243	27,588
Product sales:
Sulfur services	60	54	630
Terminalling and storage	257	877	667
	317	931	1,297
	$86,137	$96,907	$108,022

    The impact of related party cost of products sold is reflected in the Consolidated Statements of Operations as follows:

Cost of products sold:
Sulfur services	$10,519	$10,765	$10,641
Terminalling and storage	18,429	23,859	24,613
	$28,948	$34,624	$35,254

    The impact of related party operating expenses is reflected in the Consolidated Statements of Operations as follows:

Operating expenses:
Transportation	$55,786	$61,376	$62,965
Natural gas liquids	2,003	3,446	3,779
Sulfur services	4,489	4,810	5,381
Terminalling and storage	17,797	18,562	18,753
	$80,075	$88,194	$90,878

    The impact of related party selling, general and administrative expenses is reflected in the Consolidated Statements of Operations as follows:

Selling, general and administrative:
Transportation	$7,358	$7,107	$1,606
Natural gas liquids	2,397	2,804	2,942
Sulfur services	3,080	2,850	2,684
Terminalling and storage	3,403	3,083	2,766
Indirect overhead allocation, net of reimbursement	16,648	16,778	16,443
	$32,886	$32,622	$26,441

NOTE 15. SUPPLEMENTAL BALANCE SHEET INFORMATION

    Components of "Intangibles and other assets, net" at December 31, 2020 and 2019 were as follows:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

	2020	2019
Catalyst and turnaround costs	$803	$1,655
Other intangible assets	586	936
Other	1,416	976
	$2,805	$3,567

Other intangible assets consist of covenants not-to-compete and technology-based assets.

Amortization expense, included in "Depreciation and amortization" on the Partnership's Consolidated Statements of Operations includes amortization of intangible assets, turnaround expenses, and deferred charges. Aggregate amortization expense included in continuing operations was $5,235, $5,797, and $2,353, for the years ended December 31, 2020, 2019 and 2018, respectively.

Estimated amortization expense for the years subsequent to December 31, 2020 are as follows: 2021 - $3,222; 2022 - $926; 2023 - $245; 2024 - $62; 2025 - $33; subsequent years - $1.

Components of "Other accrued liabilities" at December 31, 2020 and 2019 were as follows:

	2020	2019
Accrued interest	$16,104	$10,761
Asset retirement obligations	1,692	25
Property and other taxes payable	4,869	5,411
Accrued payroll	3,244	3,011
Operating lease liabilities	7,529	7,722
Other	969	1,859
	$34,407	$28,789

The schedule below summarizes the changes in our asset retirement obligations:

	Year Ended December 31,
	2020	2019
	(In thousands)

Beginning asset retirement obligations	$8,936	$12,429
Revisions to existing liabilities[1]	918	—
Accretion expense	410	407
Liabilities settled	(1,505)	(3,900)
Ending asset retirement obligations	8,759	8,936
Current portion of asset retirement obligations[2]	(1,692)	(25)
Long-term portion of asset retirement obligations[3]	$7,067	$8,911

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

NOTE 16. LONG-TERM DEBT

    At December 31, 2020 and 2019, long-term debt consisted of the following:

	2020	2019
$300,000 Revolving credit facility at variable interest rate (4.75%[1] weighted average at December 31, 2020), due August 2023[4] secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries, net of unamortized debt issuance costs of $3,826 and $4,586, respectively[2,6]	$144,174	$196,414
$400,000 Senior notes, 7.25% interest, net of unamortized debt issuance costs of $0 and $770 respectively, including unamortized premium of $0 and $344, respectively, issued $250,000 February 2013 and $150,000 April 2014, $26,200 repurchased during 2015,$9,344 repurchased during 2020, and $335,666 refinanced as part of the August 2020 Exchange offer, due February 2021, unsecured[2,3,4,5]	28,790	373,374
$53,750 Senior notes, 10.0% interest, net of unamortized debt issuance costs of $3,577 and $0, respectively, due February 2024 [2,3,4]	$50,173	$—
$291,970 Senior notes, 11.5% interest, net of unamortized debt issuance costs of $1,720 and $0, respectively, due February 2025 [2,3,4]	$290,250	$—
Total	513,387	569,788
Less: current portion	(28,790)	—
Total long-term debt, net of current portion	$484,597	$569,788

Current installments of finance lease obligations	$2,707	$6,758
Finance lease obligations	289	717
Total finance lease obligations	$2,996	$7,475

    1 Interest rate fluctuates based on LIBOR plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at LIBOR plus an applicable margin or the base prime rate plus an applicable margin. All amounts outstanding at December 31, 2020 were at LIBOR plus an applicable margin of 3.75%, with LIBOR having a floor of 1.0% per annum in accordance with the July 8, 2020 amendment to the Partnership's revolving credit facility described in further detail below. At December 31, 2020 the applicable margin for revolving loans are LIBOR loans ranges from 2.75% to 4.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.75% to 3.00%. The credit facility contains various covenants which limit the Partnership’s ability to make distributions; make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management Corporation (the "Omnibus Agreement").

    2 The Partnership is in compliance with all debt covenants as of December 31, 2020.

3 The indentures for each of the outstanding senior notes restrict the Partnership’s ability to sell assets; pay distributions or repurchase units or redeem or repurchase subordinated debt; make investments; incur or guarantee additional indebtedness or issue preferred units; and consolidate, merge or transfer all or substantially all of its assets.
4 On August 12, 2020 (the "Settlement Date"), the Partnership and Martin Midstream Finance Corp. (collectively, the "Issuers") completed an exchange offer (the "Exchange Offer") and consent solicitation to certain eligible holders of the 2021 Notes and separate but related cash tender offer (the "Cash Tender Offer" and, together with the Exchange Offer, the "Offers") and consent solicitation to certain other holders of the 2021 Notes.
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

Whether a debt exchange should be accounted for pursuant to ASC 470-60, Troubled Debt Restructurings by Debtors, or pursuant to ASC 470-50, Modifications and Extinguishments, requires judgments to be made with respect to whether or not an entity is experiencing financial difficulty and if a concession was granted by the creditor. As it was determined that the Partnership did not experience a decrease in the effective borrowing rate of the Partnership’s restructured debt when compared to the Partnership’s existing debt, a concession was not provided and the accounting for troubled debt restructuring was not applied. Further, the Partnership applied the provisions of ASC 470-50 in determining whether to account for the debt exchange as a modification or extinguishment and concluded the debt instruments were not substantially different. Accordingly, the Partnership accounted for the debt exchange as a modification. In conjunction with the transactions above, the Partnership recorded a loss on the Exchange Offer in the amount of $8,817, which includes $9,566 in transaction costs related to the Exchange Offer, plus $189 in net unamortized issuance costs and premiums related to the 2021 Notes, offset by a gain on retirement of the 2021 Notes of $938. In accordance with ASC 470-50 related to debt modifications, the Partnership capitalized certain lender related costs of $5,883 (including the backstop commitment fee described above), which was allocated between the respective senior note issuances and will be amortized over the contractual terms of the 2025 Notes and 2024 Notes.

As of December 31, 2020, the remaining portion of the 2021 Notes were due within twelve months and have therefore been presented as a current liability on the Consolidated Balance Sheets at December 31, 2020. On February 15, 2021, the 2021 Notes matured and the Partnership retired the outstanding balance of $28,790 using its revolving credit facility.

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

In conjunction with the Credit Facility Amendment, the Partnership expensed $1,063 in unamortized debt issuance costs related to the revolving credit facility for the year ended December 31, 2020, the amount of which is included in "Interest expense" in the Partnership's Consolidated Statements of Operations.

The Partnership paid cash interest, net of capitalized interest, in the amount of $37,678, $48,025, and $50,543 for the years ended December 31, 2020, 2019 and 2018, respectively. Capitalized interest was $43, $5, and $624 for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 17. PARTNERS' CAPITAL (DEFICIT)

    As of December 31, 2020, partners’ capital consisted of 38,851,174 common limited partner units, representing a 98% partnership interest, and a 2% general partner interest. Martin Resource Management Corporation, through subsidiaries, owned 6,114,532 of the Partnership's common limited partnership units representing approximately 15.7% of the Partnership's outstanding common limited partnership units. MMGP, the Partnership's general partner, owns the 2% general partnership interest.

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

    For the years ended December 31, 2020, 2019 and 2018, the general partner was allocated no incentive distributions.

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

	Years Ended December 31,
	2020	2019	2018
Continuing operations:
Income (loss) from continuing operations	$(6,771)	$4,520	$(7,831)
Less pre-acquisition income allocated to Parent	—	—	(11,550)
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	—	—	—
Distributions payable on behalf of general partner interest	61	(20)	(689)
General partner interest in undistributed income (loss)	(196)	111	302
Less income allocable to unvested restricted units	(21)	(1)	(12)
Limited partners’ interest in net income	$(6,615)	$4,430	$(18,982)

	Years Ended December 31,
	2020	2019	2018
Discontinued operations:
Income (loss) from discontinued operations	$—	$(179,466)	$63,486
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	—	—	—
Distributions payable on behalf of general partner interest	—	806	2,258
General partner interest in undistributed loss	—	(4,396)	(989)
Less income allocable to unvested restricted units	—	42	40
Limited partners’ interest in net income	$—	$(175,918)	$62,177

    The Partnership allocates the general partner's share of earnings between continuing and discontinued operations as a proportion of net income from continuing and discontinued operations to total net income.

    The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the periods presented:

	Years Ended December 31,
	2020	2019	2018
Basic weighted average limited partner units outstanding	38,656,559	38,658,881	38,907,000
Dilutive effect of restricted units issued	—	—	15,678
Total weighted average limited partner diluted units outstanding	38,656,559	38,658,881	38,922,678

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
    All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the period presented. All common unit equivalents were antidilutive for the years ended December 31, 2020 and 2019 because the limited partners were allocated a net loss in this period.

NOTE 18. UNIT BASED AWARDS
    The Partnership recognizes compensation cost related to unit-based awards to both employees and non-employees in its consolidated financial statements in accordance with certain provisions of ASC 718. Amounts recognized in selling, general, and administrative expense in the consolidated financial statements with respect to these plans are as follows:

	For the Year Ended December 31,
	2020	2019	2018
Employees	$1,204	$1,226	$1,098
Non-employee directors	218	198	126
Total unit-based compensation expense	$1,422	$1,424	$1,224

    All of the Partnership's outstanding awards at December 31, 2020 met the criteria to be treated under equity classification.

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

On February 12, 2020, the Partnership issued 27,000 TBRU's to each of the Partnership's three independent directors under the 2017 LTIP.  These restricted common units vest in equal installments of 6,750 units on January 24, 2021, 2022, 2023, and 2024.

On March 1, 2018, the Partnership issued 301,550 TBRU's and 317,925 PBRU's to certain employees of Martin Resource Management Corporation. The TBRU's vest in equal installments over a three-year service period. The PBRU's will vest at the conclusion of a three-year performance period based on certain performance targets. In addition, the PBRU's awarded on March 1, 2018 that are achieved will only vest if the grantee is employed by Martin Resource Management

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
Corporation on March 31, 2021. As of December 31, 2020, the Partnership is unable to ascertain if certain performance conditions will be achieved and, as such, has not recognized compensation expense for the vesting of the units. The Partnership will record compensation expense for the vested portion of the units once the achievement of the performance condition is deemed probable.

     The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the year ended December 31, 2020 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of year	379,019	$13.91
Granted (TBRU)	81,000	$2.53
Vested	(101,128)	$13.95
Forfeited	(85,467)	$13.90
Non-Vested, end of year	273,424	$10.52

Aggregate intrinsic value, end of year	$391
    A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the years ended December 31, 2020, 2019 and 2018 is provided below:

	For the Year Ended December 31,
	2020	2019	2018
Aggregate intrinsic value of units vested	$151	$1,351	$1,195
Fair value of units vested	$1,427	$1,551	$2,250

    As of December 31, 2020, there was $527 of unrecognized compensation cost related to non-vested time-based restricted units. That cost is expected to be recognized over a weighted-average period of 1.53 years.

NOTE 19. INCOME TAXES

    The components of income tax expense (benefit) from operations for the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
Current:
Federal	$(174)	$174	$—
State	741	366	369
	567	540	369
Deferred:
Federal	1,027	882	—
State	142	478	208
	1,169	1,360	208
Total income tax expense	$1,736	$1,900	$577

    The operations of a partnership are generally not subject to income taxes, except for Texas margin tax, because its income is taxed directly to its partners. The Texas margin tax is considered a state income tax and is included in income tax expense on the Consolidated Statements of Operations. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as income tax, and therefore, the recognition of deferred taxes applies to the margin

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
tax. The impact on deferred taxes as a result of this provision is immaterial. State income taxes attributable to the Texas margin tax relating to the operation of the Partnership of $468, $458 and $369 were recorded in income tax expense for the years ended December 31, 2020, 2019 and 2018, respectively.

MTI, a wholly owned subsidiary of the Partnership, is subject to income taxes due to its corporate structure (“Taxable Subsidiary”). Prior to the acquisition of MTI on January 2, 2019, MTI was a QSub of Martin Resource Management Corporation, a qualifying S Corporation. A QSub is not treated as a separate corporation for federal income tax purposes as it is deemed liquidated into its S Corporation parent. S Corporations are generally not subject to income taxes because income and losses flow through to shareholders and are reported on their individual returns. State income taxes attributable to the preacquisition QSub of $0 were recorded in income tax expense for the year ended December 31, 2018. The principal component of the difference between the expected state tax expense and actual state tax expense relates to taxes incurred in states that do not recognize S corporation status.

Subsequent to the acquisition, the QSub election terminated resulting in MTI being taxed as a stand-alone C Corporation. Total income tax expense relating to the operation of the Taxable Subsidiary of $1,268 and $1,442 was recorded in income tax expense for the years ended December 31, 2020 and 2019, respectively.

The income tax expense from the Taxable Subsidiary operations for the years ended December 31, 2020 and 2019 differs from the "expected" tax expense (computed by applying the federal corporate rate of 21% to income before income taxes of the Taxable Subsidiary) as follows:

	2020	2019
"Expected" tax expense	$361	$1,116
Increase in income taxes resulting from:
State income taxes, net of federal income tax expense	327	235
Other non-deductible items	472	19
Other, net	108	72
Actual tax expense	$1,268	$1,442

Cash paid for income taxes was $416, $515 and $431 for the years ended December 31, 2020, 2019 and 2018, respectively.

Deferred taxes are the result of differences between the bases of assets and liabilities for financial reporting and income tax purposes. Significant components of deferred tax assets and liabilities at December 31, 2020 and 2019 are as follows:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

	2020	2019
Deferred tax assets:
Bad debt reserves	$59	$64
Goodwill and intangibles	13,893	15,245
Employee benefits	244	500
Interest expense	—	658
Tax loss carryforwards	12,671	12,879
Other	251	147
Subtotal	27,118	29,493
Less: Valuation allowance	—	—
Total net deferred tax assets	27,118	29,493

Deferred tax liabilities:
Property and equipment	(4,861)	(6,069)
Operating leases	(4)	(2)
Other	—	—
Total deferred tax liabilities	(4,865)	(6,071)
Net deferred tax assets	$22,253	$23,422

Deferred tax assets are regularly reviewed for recoverability and a valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. In assessing the need for a valuation allowance, management considers all available positive and negative evidence, including the ability to carryback operating losses to prior periods and the expected future utilization of net operating loss carryforwards, the reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies. On the basis of these considerations, as of December 31, 2020, management believes it is more likely than not that the Taxable Subsidiary will realize the benefit of the existing deferred tax assets.

    "Income taxes payable" includes a state income tax liability related to the operation of the Partnership of $455 and $298 for the years ended December 31, 2020 and 2019, respectively. Also included in "Income taxes payable" is a federal income tax liability related to the operation of the Taxable Subsidiary of $0 and $174 for the years ended December 31, 2020 and 2019, respectively, and state income tax liabilities related to the operation of the Taxable Subsidiary of $101 for the year ended December 31, 2020. State income taxes refundable related to the operation of the Taxable Subsidiary of $117 for the year ended December 31, 2019 are included in "Other current assets".

    At December 31, 2020, MTI had net operating loss carryforwards for income tax purposes of approximately $80,093 related to federal and state taxes. Of these net operating loss carryforwards, approximately $22,469 will expire between 2027 and 2040 and approximately $57,624 may be carried forward indefinitely.

    The operations of the Partnership are generally not subject to income taxes, except as discussed above, because its income is taxed directly to its partners. The net tax basis in the Partnership's assets and liabilities is greater (less) than the reported amounts on the financial statements by approximately $88,526 and $78,649 as of December 31, 2020 and 2019, respectively.

    As of December 31, 2020, the tax years that remain open to assessment are 2017-2019.

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

	Operating Revenues	Intersegment Eliminations	Operating Revenues After Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs

Year Ended December 31, 2020:
Terminalling and storage	$191,041	$(6,877)	$184,164	$29,489	$22,153	$11,619
Natural gas liquids	247,484	(5)	247,479	2,456	22,104	395
Sulfur services	108,020	(13)	108,007	12,012	36,256	7,415
Transportation	150,285	(17,793)	132,492	17,505	(16,102)	7,348
Indirect selling, general, and administrative	—	—	—	—	(17,909)	—
Total	$696,830	$(24,688)	$672,142	$61,462	$46,502	$26,777

Year Ended December 31, 2019:
Terminalling and storage	$216,313	$(6,659)	$209,654	$30,952	$16,732	$12,987
Natural gas liquids	366,502	—	366,502	2,469	44,020	1,870
Sulfur services	111,340	—	111,340	11,332	22,721	14,853
Transportation	183,740	(24,118)	159,622	15,307	(7,388)	8,213
Indirect selling, general, and administrative	—	—	—	—	(17,981)	—
Total	$877,895	$(30,777)	$847,118	$60,060	$58,104	$37,923

Year Ended December 31, 2018:
Terminalling and storage	$247,840	$(6,400)	$241,440	$39,508	$17,540	$13,704
Natural gas liquids	496,026	(19)	496,007	2,488	31,581	746
Sulfur services	132,536	—	132,536	8,485	27,397	4,429
Transportation	178,163	(28,042)	150,121	11,003	(13,560)	16,335
Indirect selling, general, and administrative	—	—	—	—	(17,901)	—
Total	$1,054,565	$(34,461)	$1,020,104	$61,484	$45,057	$35,214

Revenues from one customer in the Natural Gas Liquids segment was $74,722, $112,280 and $148,103 for the years ended December 31, 2020, 2019 and 2018, respectively.

The Partnership's assets by reportable segment as of December 31, 2020 and 2019 are as follows:

	2020	2019
Total assets:
Terminalling and storage	$252,794	$292,136
Natural gas liquids	80,737	94,195
Sulfur services	94,154	110,780
Transportation	151,953	170,045
Total assets	$579,638	$667,156

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
NOTE 21. QUARTERLY FINANCIAL INFORMATION

Consolidated Quarterly Income Statement Information

	(Unaudited)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollar in thousands, except per unit amounts)
2020
Revenues	$198,883	$140,638	$152,533	$180,088
Operating income	15,600	7,960	11,013	11,928
Income (loss) from continuing operations	8,815	(2,203)	(10,819)	(2,564)
Income (loss) from discontinued operations	—	—	—	—
Net income (loss)	8,815	(2,203)	(10,819)	(2,564)
Income (loss) from continuing operations per unit	0.23	(0.06)	(0.28)	(0.07)
Limited partners' interest in net income (loss) per limited partner unit	0.22	(0.06)	(0.27)	(0.06)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollar in thousands, except per unit amounts)
2019
Revenues	$240,033	$187,323	$177,900	$241,862
Operating income	9,606	5,010	25,461	18,027
Income (loss) from continuing operations	(4,758)	(10,614)	13,250	6,642
Income from discontinued operations	1,102	(180,568)	—	—
Net income (loss)	(3,656)	(191,182)	13,250	6,642
Income (loss) from continuing operations per unit	(0.12)	(0.27)	0.34	0.17
Limited partners' interest in net income (loss) per limited partner unit	0.09	(4.82)	0.33	0.14

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

NOTE 23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

    The Partnership's operations are conducted by its operating subsidiaries as it has no independent assets or operations. Martin Operating Partnership L.P. (the "Operating Partnership"), the Partnership’s wholly-owned subsidiary, and the Partnership's other operating subsidiaries have issued in the past, and may issue in the future, unconditional guarantees of senior or subordinated debt securities of the Partnership. The guarantees that have been issued are full, irrevocable and unconditional and joint and several. In addition, the Operating Partnership may also issue senior or subordinated debt securities which, if issued, will be fully, irrevocably and unconditionally guaranteed by the Partnership. Substantially all of the Partnership's operating subsidiaries are subsidiary guarantors of its outstanding senior notes and any subsidiaries other than the subsidiary guarantors are minor.

NOTE 24. SUBSEQUENT EVENTS

Retirement of 2021 Notes. On February 15, 2021, the 2021 Notes matured and the Partnership retired the outstanding balance of $28,790 using its revolving credit facility.

Quarterly Distribution.  On January 25, 2021, the Partnership declared a quarterly cash distribution of $0.005 per common unit for the fourth quarter of 2020, or $0.02 per common unit on an annualized basis, which was paid on February 12, 2021 to unitholders of record as of February 5, 2021.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures. In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of our general partner, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of December 31, 2020.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Name	Age	Position with the General Partner
Ruben S. Martin (1)	69	Chairman of the Board of Directors
Robert D. Bondurant (2)	62	President and Chief Executive Officer and Director
Randall L. Tauscher	55	Executive Vice President and Chief Operating Officer
Chris H. Booth	51	Executive Vice President, Chief Legal Officer, General Counsel and Secretary
Sharon L. Taylor (3)	56	Vice President and Chief Financial Officer
Scot A. Shoup	60	Senior Vice President of Operations
C. Scott Massey	68	Director
James M. Collingsworth	66	Director
Byron R. Kelley	73	Director
Zachary S. Stanton	45	Director
Christopher M. Reid	33	Director (Appointed effective February 8, 2021)
Sean P. Dolan	47	Director (Departed effective February 4, 2021)

(1)     Mr. Martin retired as President and Chief Executive Officer effective December 31, 2020 and was appointed Chairman of the Board of Directors of our general partner effective January 1, 2021.

(2)     Mr. Bondurant was appointed President and Chief Executive Officer effective January 1, 2021, and previously served as Executive Vice President and Chief Financial Officer.

(3)     Ms. Taylor was appointed Vice President and Chief Financial Officer effective January 1, 2021.

    Ruben S. Martin was appointed to Chairman of the board of directors of our general partner effective January 1, 2021. From 2002 to 2020, Mr. Martin served as President and Chief Executive Officer and a member of the board of directors of our general partner. Mr. Martin has served as President of Martin Resource Management Corporation since 1981 and has served in various capacities within the company since 1974.   Mr. Martin holds a Bachelor of Science degree in industrial management from the University of Arkansas.  Mr. Martin was selected to serve as a director on our general partner's board of directors due to his depth of knowledge of the Partnership, including its strategies and operations and his business judgment and his previous experience as Chief Executive Officer of the Partnership.

Robert D. Bondurant was appointed to President and Chief Executive Officer of our general partner effective January 1, 2021. Prior to this position, Mr. Bondurant served as Executive Vice President and Chief Financial Officer and has served on the board of directors since 2014. Mr. Bondurant joined Martin Resource Management Corporation in 1983 as Controller and subsequently was appointed Chief Financial Officer and a member of its board of directors in 1990. Mr. Bondurant served in the audit department at Peat Marwick, Mitchell and Co. from 1980 to 1983. Mr. Bondurant holds a Bachelor of Business Administration degree in accounting from Texas A&M University and is a Certified Public Accountant, licensed in the state of Texas. Mr. Bondurant was selected to serve as a director on our general partner's board of directors due to his depth of knowledge of the Partnership, including its strategies and operations and his business judgment, as well as his extensive financial and accounting background.

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

Sharon L. Taylor was appointed to Vice President and Chief Financial Officer of our general partner effective January 1, 2021. Prior to this position, Ms. Taylor served as Director of Finance and Head of Investor Relations since March 2018. Ms. Taylor was a member of the management group of Prism Gas Systems, Inc. serving as Vice President and Chief Financial Officer, where she continued as Controller after Martin's acquisition of Prism in November 2005. Prior to Prism, Ms. Taylor served as Director of Finance and Investor Relations for Dynamex Inc., a North American logistics company. She has held finance and accounting positions with Union Pacific Resources and UP Fuels. Ms. Taylor holds a Bachelor of Business Administration in accounting from Harding University.

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

Christopher M. Reid serves as a member of the board of directors of our general partner. Mr. Reid has served as a Director since his appointment on February 8, 2021. Mr. Reid is a Director and member of the Global Investments Team at Alinda Capital Partners and has 10 years of experience in infrastructure. Prior to joining Alinda in 2012, he was an analyst in the industrials group at Deutsche Bank. Mr. Reid received a Bachelor's degree from Yale University. Mr. Reid was selected to serve as a director on our general partner's board of directors due to his affiliation with Alinda, his knowledge of infrastructure and his financial and business expertise.

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

Board Meetings and Committees

    From January 1, 2020 to December 31, 2020, the board of directors of our general partner held 14 meetings. In 2020, all directors of our general partner attended at least 75% of the meetings of the board of directors and the committees on which they served. Additionally, the board of directors undertook action five times during 2020 without a meeting by acting through written unanimous consent. We have standing conflicts, audit, compensation and nominating committees of the board of directors of our general partner. The board of directors of our general partner appoints the members of the Audit, Compensation, Nominating and Conflicts Committees. Each member of the Audit Committee is an independent director in accordance with NASDAQ and applicable securities laws. Each of the board committees has a written charter approved by the board. Copies of each charter are posted on our website at www.MMLP.com under the "Corporate Governance" section. The current members of the committees, the number of meetings held by each committee from January 1, 2020 to December 31, 2020, and a brief description of the functions performed by each committee are set forth below:

Conflicts Committee (1 meeting). The members of the Conflicts Committee are: Messrs. Kelley (chairman), Massey and Collingsworth. All of the members of the Conflicts Committee attended all meetings of the committee for the period noted above. The primary responsibility of the Conflicts Committee is to review matters that the directors believe may involve conflicts of interest. The Conflicts Committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the Conflicts Committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates and must meet the independence standards to serve on an audit committee of a board of directors established by NASDAQ. Any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders.

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

Compensation Discussion and Analysis

Background

We are required to provide information regarding the compensation program in place as of December 31, 2020, for the CEO, CFO and the three other most highly-compensated executive officers of our general partner as reflected in the summary compensation table set forth below (the "Named Executive Officers").  This section should be read in conjunction with the detailed tables and narrative descriptions regarding compensation below.

We are a master limited partnership and have no employees.  We are managed by the executive officers of our general partner. These executive officers are employed by Martin Resource Management Corporation, a private corporation that has significant operations that are separate from ours. With the exception of our President and Chief Executive Officer as of January 1, 2021, the executive officers of our general partner are also the executive officers of Martin Resource Management Corporation and devote significant time to the management of Martin Resource Management Corporation’s operations.  We reimburse Martin Resource Management Corporation for a portion of the indirect general and administrative expenses, including compensation expense relating to the service of these individuals that are allocated to us pursuant to the Omnibus Agreement. Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.   For the years ended December 31, 2020, 2019 and 2018 the board of directors of our general partner approved reimbursement amounts of $16.4 million, $16.7 million and $16.4 million, respectively, reflecting our allocable share of such expenses. Please see "Item 13. Certain Relationships and Related Transactions, and Director Independence — Agreements — Omnibus Agreement" for a discussion of the Omnibus Agreement.

Compensation Objectives

As we do not directly compensate the executive officers of our general partner, we do not have any set compensation programs. The elements of Martin Resource Management Corporation’s compensation program discussed below, along with Martin Resource Management Corporation’s other rewards, are intended to provide a total rewards package designed to yield competitive total cash compensation, drive performance and reward contributions in support of the businesses of Martin Resource Management Corporation and other Martin Resource Management Corporation affiliates, including us, for which the Named Executive Officers perform services. Although we bear an allocated portion of Martin Resource Management Corporation’s costs of providing compensation and benefits to the Named Executive Officers, we do not have control over such costs and do not establish or direct the compensation policies or practices of Martin Resource Management Corporation.  During 2020, Martin Resource Management Corporation paid compensation based on the performance of Martin Resource Management Corporation but did not set any specific performance-based criteria and did not have any other specific performance-based objectives.

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

Compensation Methodology

The compensation policies and philosophy of Martin Resource Management Corporation govern the types and amount of compensation granted to each of the Named Executive Officers. The board of directors of our general partner has responsibility for evaluating and determining the reasonableness of the total amount we are charged under the Omnibus Agreement for managerial, administrative and operational support, including compensation of the Named Executive Officers, provided by Martin Resource Management Corporation.

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

When setting compensation for the Named Executive Officers, the elements of compensation above are considered holistically to provide an appropriate combination of compensation. Annual base salaries for the Named Executive Officers, other than our President and Chief Executive Officer as of January 1, 2021, are determined by the Management Compensation Committee of Martin Resource Management Corporation comprised of its Chief Executive Officer, Mr. Ruben Martin, Chief Operating Officer, Mr. Randall Tauscher, and Vice President-Human Resources, Mrs. Melanie Mathews (collectively, the "Management Compensation Committee of Martin Resource Management Corporation") based on a periodic performance review of each Named Executive Officer. As of January 1, 2021, the Compensation Committee of our board of directors will be responsible for setting the compensation of our President and Chief Executive Officer. Except in the case of an exceptional amount of time devoted to us, discretionary annual cash awards are based on the performance of Martin Resource Management Corporation. Annual discretionary cash awards, if any, are calculated first by allocating a portion of Martin Resource Management Corporation’s earnings as determined by the Management Compensation Committee of Martin Resource Management Corporation for distribution to key employees of Martin Resource Management Corporation. Upon such allocation, the Management Compensation Committee of Martin Resource Management Corporation, with input from appropriate business leaders determines the allocation and distribution of the bonus pool among such employees, including the Named Executive Officers. All decisions of the Management Compensation Committee of Martin Resource Management Corporation concerning the compensation of the Named Executive Officers are reviewed and approved by the Compensation Committee of the Board of Directors of Martin Resource Management Corporation, which is made up of Mr. Cullen M. Godfrey, an independent director of Martin Resource Management Corporation and Mr. Ruben Martin. With respect to employee benefit plan awards pursuant to plans maintained by the Partnership, the Management Compensation Committee of Martin Resource Management Corporation makes a recommendation as to whether such awards should be awarded to any employees. Any such employee plan awards are then considered and must be approved by the Compensation Committee and then are distributed to the employees, including Named Executive Officers, accordingly. Further, Martin Resource Management Corporation, with the approval of the Compensation Committee of the Board of Directors of Martin Resource Management Corporation or the Compensation Committee regularly reviews market data and relevant compensation surveys when setting base compensation and, when appropriate, engages compensation consultants.  Because he serves on both the Management Compensation Committee of Martin Resource Management Corporation and on the Compensation Committee of the Board of Directors of Martin Resource Management Corporation, Mr. Martin, as Chief Executive Officer of Martin Resource Management Corporation, has significant authority in setting base salaries, discretionary annual cash award allocations and amounts and employee benefit award distributions.

Any awards granted under our long-term incentive plan, which to date have consisted of the grant of restricted common units to the independent directors and employees of our general partner, are approved by the Compensation Committee.

Determination of 2020 Compensation Amounts

During 2020, elements of all compensation paid to the Named Executive Officers by Martin Resource Management Corporation consisted of the following: (1) annual base salary; (2) discretionary annual cash awards; (3) awards pursuant to the Martin Midstream Partners L.P. 2017 Restricted Unit Plan and Martin Resource Management Corporation employee benefit plans; and (4) other compensation, including limited perquisites.  With respect to the Named Executive Officers, they were paid an allocated portion of their base salaries.

Annual Base Salary.  The portions of the annual base salaries paid by Martin Resource Management Corporation to the Named Executive Officers, which are allocable to us under our Omnibus Agreement with Martin Resource Management Corporation, are reflected in the summary compensation table below.  Based upon the agreement of our general partner with Martin Resource Management Corporation, we have reimbursed Martin Resource Management Corporation for approximately 70.2% of the aggregate annual base salaries paid to the Named Executive Officers by Martin Resource Management Corporation during 2020.  The foregoing agreement has been developed based on an assessment of the estimated percentage of the time spent by the Named Executive Officers managing our affairs, relative to the affairs of Martin Resource Management Corporation ranging from approximately 55% to 100%. During 2020, our Named Executive Officers were Mr. Ruben Martin, the President and Chief Executive Officer of our general partner, Mr. Robert Bondurant, an Executive Vice President and Chief Financial Officer of our general partner, Mr. Randall Tauscher, an Executive Vice President and Chief Operating Officer of our general partner, Mr. Chris Booth, the Executive Vice President, General Counsel and Secretary of our general partner, and Mr. Scot A. Shoup, Senior Vice President of Operations. As of December 31, 2020 Ruben Martin retired and ceased being a Named Executive Officer and Robert D. Bondurant was appointed President and Chief Executive Officer. Sharon L. Taylor became Vice President and Chief Financial Officer and a Named Executive Officer.

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

During each purchase period, each participating employee may elect to make contributions to his bookkeeping account each pay period in an amount not less than one percent of his compensation and not more than fifteen percent of his compensation. The rate of contribution shall be designated by the employee at the time of enrollment. On each purchase date (the last day of such purchase period), units will be purchased for each participating employee at the fair market value of such units. The fair market value of the common units to be purchased during such purchase period shall mean the closing sales price of a unit on the purchase date.

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

Martin Resource Management Corporation Non-Qualified Option Plan.  In September 1999, Martin Resource Management Corporation adopted a stock option plan designed to retain and attract qualified management personnel, directors and consultants.  Under the plan, Martin Resource Management Corporation is authorized to issue to qualifying parties from time to time options to purchase up to 2,000 shares of its common stock with terms not to exceed ten years from the date of grant and at exercise prices generally not less than fair market value on the date of grant.  In November 2007, Martin Resource Management Corporation adopted an additional stock option plan designed to retain and attract qualified management personnel, directors and consultants. In December 2013, all outstanding options were exercised or redeemed in lieu of redemption. There are no outstanding options under this plan as of December 31, 2020.

Change of Compensation Policy. As of January 1, 2021, the Compensation Committee of our general partner will be solely responsible for determining the base salary, bonus compensation, long-term incentive compensation and other compensation of our President and Chief Executive Officer. The Compensation Committee will be responsible for the development of the compensation objectives and methodology applicable to the President and Chief Executive Officer.

Other Compensation

    Martin Resource Management Corporation generally does not pay for perquisites for any of our named executive officers other than general recreational activities at certain Martin Resource Management Corporation’s properties located in Texas and use of Martin Resource Management Corporation vehicles, including aircraft.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation expense that was allocated to us for the services of the named executive officers for the years ended December 31, 2020, 2019 and 2018.

Name and Principal Position	Year	Salary	Retention Bonus	Stock Awards (1)	Total Compensation
Ruben S. Martin, President and Chief Executive Officer	2020	$341,250	$—	$—	$341,250
	2019	$341,250	$—	$—	$341,250
	2018	$262,500	$—	$1,158,913	$1,421,413
Robert D. Bondurant, Executive Vice President and Chief Financial Officer	2020	$312,000	$100,000	$—	$412,000
	2019	$312,000	$—	$—	$312,000
	2018	$240,000	$—	$740,870	$980,870
Randall L. Tauscher, Executive Vice President and Chief Operating Officer	2020	$336,000	$100,000	$—	$436,000
	2019	$336,000	$—	$—	$336,000
	2018	$288,000	$—	$740,870	$1,028,870
Chris H. Booth, Executive Vice President, General Counsel and Secretary	2020	$211,750	$100,000	$—	$311,750
	2019	$250,250	$—	$—	$250,250
	2018	$192,500	$—	$556,000	$748,500
Scot A. Shoup, Senior Vice President of Operations	2020	$372,000	$—	$—	$372,000
	2019	$372,000	$—	$—	$372,000
	2018	$279,000	$—	$222,400	$501,400

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

    The following table sets forth the compensation of our board members for the period from January 1, 2020 through December 31, 2020.

Name	Fees Earned Paid in Cash	Stock Awards (2)	Total
Ruben S. Martin	$—	$—	$—
Robert D. Bondurant	$—	$—	$—
C. Scott Massey (1)	$65,000	$67,770	$132,770
Byron R. Kelley (1)	$65,000	$67,770	$132,770
James M. Collingsworth (1)	$65,000	$67,770	$132,770
Sean P. Dolan	$—	$—	$—
Zachary S. Stanton	$—	$—	$—

(1) On February 12, 2020, the Partnership issued 27,000 restricted common units to each of three independent directors, C. Scott Massey, Byron R. Kelley, and James M. Collingsworth under our 2017 LTIP.  These restricted common units vest in equal installments of 6,750 units on January 24, 2021, 2022, 2023 and 2024, respectively.  In calculating the fair value of the award, we multiplied the closing price of our common units on the NASDAQ on the date of grant by the number of restricted common units granted to each director.

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

The following table sets forth the beneficial ownership of our units as of March 3, 2021 held by beneficial owners of 5% or more of the units outstanding, by directors of our general partner, by each executive officer and by all directors and executive officers of our general partner as a group.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned (3)
MRMC ESOP Trust (4)	6,114,532	15.7%
Martin Resource Management Corporation (5)	6,114,532	15.7%
Martin Resource, LLC (5)	4,203,823	10.8%
Martin Product Sales LLC (5)	1,021,265	2.6%
Cross Oil Refining & Marketing Inc. (6)	889,444	2.3%
Invesco Ltd. (2)	8,216,779	21.1%
Ruben S. Martin (6)	6,575,896	16.9%
Robert D. Bondurant	113,595	—%
Randall L. Tauscher	74,433	—%
Chris H. Booth (7)	48,218	—%
Sharon L. Taylor (8)	10,064	—%
Scot A. Shoup	22,956	—%
Christopher M. Reid	—	—%
Zachary S. Stanton	—	—%
C. Scott Massey (9)	85,854	—%
Byron R. Kelley	67,954	—%
James M. Collingsworth (10)	66,129	—%
All directors and executive officers as a group (10 persons) (11)	7,065,099	18.2%

(1)The address for Martin Resource Management Corporation and all of the individuals listed in this table, unless otherwise indicated, is c/o Martin Midstream Partners L.P., 4200 Stone Road, Kilgore, Texas, 75662.

(2)Based solely upon the Schedule 13G/A filed on February 12, 2021 with the SEC by the beneficial owner as of December 31, 2020. Invesco Ltd. has sole voting power and sole dispositive power over 8,216,779 of common units. The address for Invesco Ltd. is 1555 Peachtree Street NE, Suite 1800, Atlanta, Georgia, 30309.

(3)The percent of class shown is less than one percent unless otherwise noted.

(4)By virtue of its ownership of 88.39% of the outstanding common stock of Martin Resource Management Corporation, the MRMC ESOP Trust (the "MRMC ESOP") is the controlling shareholder of Martin Resource Management Corporation, and may be deemed to beneficially own the 6,114,532 MMLP Common Units held by Martin Resource LLC, Cross Oil Refining & Marketing Inc., and Martin Product Sales LLC. Robert D. Bondurant, Randall L. Tauscher, and Melanie Mathews, Vice President - Human Resources (the "MRMC ESOP Co-Trustees") serve as co-trustees of the MRMC ESOP but all of its voting and investment decisions are directed by the board of directors of Martin Resource Management Corporation. The MRMC ESOP expressly disclaims beneficial ownership of the MMLP Common Units as voting and investment decisions are directed by the board of directors of Martin Resource Management Corporation.

(5)Martin Resource Management Corporation is the owner of Martin Resource, LLC, Martin Product Sales LLC, and Cross Oil Refining & Marketing Inc., and as such may be deemed to beneficially own the common units held by Martin Resource LLC, Cross Oil Refining & Marketing Inc, and Martin Product Sales LLC.  The 4,203,823 common units beneficially owned by Martin Resource Management Corporation through its ownership of Martin Resource, LLC have been pledged as security to a third party to secure payment for a loan made by such third party.  The 1,021,265 common units beneficially owned by Martin Resource Management Corporation through its ownership of Martin Product Sales LLC have been pledged as security to a third party to secure payment for a loan made by such third party. The 889,444 common units beneficially owned by Martin Resource Management Corporation through its ownership of Cross Oil Refining & Marketing Inc. have been pledged as security to a third party to secure payment for a loan made by such third party.

(6)Includes 461,364 common units owned directly by Mr. Martin, 406,447 of which are pledged to third parties to secure payment for loans. By virtue of serving as the Chairman of the Board and President of Martin Resource Management Corporation, Ruben S. Martin may exercise control over the voting and disposition of the securities owned by Martin Resource Management Corporation, and therefore, may be deemed the beneficial owner of the common units owned by Martin Resource Management Corporation, which include 6,114,532 common units beneficially owned through its ownership of Martin Resource LLC, Cross Oil Refining & Marketing Inc. and Martin Product Sales LLC.

(7)Mr. Booth is the sole member and sole manager of Mibech Holdings LLC. Mr. Booth may be deemed to be the beneficial owner of 22,375 common units held by Mibech Holdings LLC.

(8)Ms. Taylor may be deemed to be the beneficial owner of the 1,450 common units held by her husband.

(9)Mr. Massey may be deemed to be the beneficial owner of 1,500 common units held by his wife.

(10)Mr. Collingsworth may be deemed to be the beneficial owner of 775 common units held by his wife.

(11)The total for all directors and executive officers as a group includes the common units directly owned by such directors and executive officers as well as the common units beneficially owned by Martin Resource Management Corporation as Ruben S. Martin may be deemed to be the beneficial owner thereof.

Martin Resource Management Corporation owns a 51% voting interest in the holding company that is the sole member of our general partner and, together with our general partner, owns approximately 15.7% of our outstanding common limited partner units as of December 31, 2020.  The table below sets forth information as of December 31, 2020 concerning (i) each person owning beneficially in excess of 5% of the voting common stock of Martin Resource Management Corporation, and (ii) the beneficial common stock ownership of (a) each director of Martin Resource Management Corporation, (b) each executive officer of Martin Resource Management Corporation, and (c) all such executive officers and directors of Martin Resource Management Corporation as a group.  Except as indicated, each individual has sole voting and investment power over all shares listed opposite his or her name.

	Beneficial Ownership of Voting Common Stock
Name of Beneficial Owner(1)	Number of Shares	Percent of Outstanding Voting Stock
MRMC ESOP Trust (2)	162,772.70	88.39%
Martin ESOP Trust (3)	21,382.92	11.61%
Robert D. Bondurant (3)	21,382.92	11.61%
Randall Tauscher (3)	21,382.92	11.61%

(1)The business address of each shareholder, director and executive officer of Martin Resource Management Corporation is c/o Martin Resource Management Corporation, 4200 Stone Road, Kilgore, Texas 75662.

(2)The MRMC ESOP owns 162,772.70 shares of common stock of Martin Resource Management Corporation. The MRMC ESOP Co-Trustees serve as trustees of the MRMC ESOP but all of its voting and investment decisions related to the unallocated shares of common stock are directed by the board of directors of Martin Resource Management Corporation. Of the common stock held by the MRMC ESOP, 139,893.57 shares of common stock are allocated to participant accounts, and 23,879.13 shares of common stock are unallocated.

(3)Robert D. Bondurant and Randall Tauscher (the "Martin ESOP Co-Trustees") are co-trustees of the Martin Employee Stock Ownership Trust which converted from a profit sharing plan known as the Martin Employees' Stock Profit Sharing Plan on January 1, 2014. The Martin ESOP Co-Trustees exercise shared control over the voting and disposition of the securities owned by this trust.  As a result, the Martin ESOP Co-Trustees may be deemed to be the beneficial owner of the securities held by such trust; thus, the number of shares of common stock reported herein as beneficially owned by the Martin ESOP Co-Trustees includes the 21,383 shares owned by such trust.  The Martin ESOP Co-Trustees disclaim beneficial ownership of these 21,383 shares.

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2020:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, Warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	2,574,638
Total	—	$—	2,574,638
    (1) Our general partner has adopted and maintains the Martin Midstream Partners L.P. Long-Term Incentive Plan.  For a description of the material features of this plan, please see "Item 11. Executive Compensation – Employee Benefit Plans – Martin Midstream Partners L.P. Long-Term Incentive Plan".

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Martin Resource Management Corporation owns 6,114,532 of our common limited partnership units representing approximately 15.7% of our outstanding common limited partnership units as of March 3, 2021.  Martin Resource Management Corporation controls Martin Midstream GP LLC, our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC, the sole member of our general partner. Our general partner owns a 2% general partner interest in us and all of our incentive distribution rights.  Our general partner’s ability to manage and operate us and Martin Resource Management Corporation’s ownership of approximately 15.7% of our outstanding common limited partnership units effectively gives Martin Resource Management Corporation the ability to veto some of our actions and to control our management.

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
2% general partner interest; and the incentive distribution rights.
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
Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner would receive an annual aggregate distribution of approximately $0.01 million on its 2% general partner interest.
Payments to our general partner and its affiliates	Martin Resource Management Corporation is entitled to reimbursement for all direct expenses it or our general partner incurs on our behalf. The direct expenses include the salaries and benefit costs employees of Martin Resource Management Corporation who provide services to us. Our general partner has sole discretion in determining the amount of these expenses. In addition to the direct expenses, Martin Resource Management Corporation is entitled to reimbursement for a portion of indirect general and administrative and corporate overhead expenses. Under the omnibus agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. The board of directors of our general partner will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually. Please read "Agreements — Omnibus Agreement" below.
Withdrawal or removal of our general partner	If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.
Liquidation Stage
Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.

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

•any business operated by Martin Resource Management Corporation, including the following:

•distributing asphalt, marine fuel and other liquids;

•providing shore-based marine services in Texas, Louisiana, Mississippi, and Alabama;

•operating a crude oil gathering business in Stephens, Arkansas;

•providing crude oil gathering and marketing services of base oils, asphalt, and distillate products in Smackover, Arkansas;

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

    Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.   For the years ended December 31, 2020, 2019 and 2018, the board of directors of our general partner approved and we reimbursed Martin Resource Management Corporation of $16.4 million, $16.7 million and $16.4 million, respectively, reflecting our allocable share of such expenses. The board of directors of our general partner will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

Master Transportation Services Agreement

    Master Transportation Services Agreement.  MTI, a wholly owned subsidiary of us, is a party to a master transportation services agreement effective January 1, 2019, with certain wholly owned subsidiaries of Martin Resource Management Corporation. Under the agreement, MTI agreed to transport Martin Resource Management Corporation's petroleum products and by-products.

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

Other Related Party Transactions

    Transfers of Assets Between Entities Under Common Control

    Acquisition of Martin Transport, Inc. On January 2, 2019, we acquired all of the issued and outstanding equity interests of MTI from Martin Resource Management Corporation for a purchase price of $135.0 million. MTI operates a fleet of trucks providing transportation of petroleum products, liquid petroleum gas, chemicals, sulfur and other products, as well as owns 23 terminals located throughout the U.S. Gulf Coast and Southeastern United States. The excess of the purchase price over the carrying value of the assets of $102.4 million was recorded as an adjustment to "Partners' capital."

East Texas Mack Leases. MTI leases equipment, including tractors and trailers, from East Texas Mack Sales ("East Texas Mack"). Certain of our directors and officers are owners of East Texas Mack, including entities affiliated with Ruben martin, who owns approximately 46% of the issued and outstanding stock of East Texas Mack. Amounts paid to East Texas Mack for tractor and trailer lease payments and lease residuals for the fiscal years ended December 31, 2020, 2019 and 2018 were approximately $0.7, $0.9 and $2.5, respectively.

Miscellaneous

Certain of directors, officers and employees of our general partner and Martin Resource Management Corporation maintain margin accounts with broker-dealers with respect to our common units held by such persons.  Margin account transactions for such directors, officers and employees were conducted by such broker-dealers in the ordinary course of business.

For information regarding amounts of related party transactions that are included in the Partnership's Consolidated Statements of Operations, please see Note 14, "Related Party Transactions", in Part II, Item 8.

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

    KPMG, LLP served as our independent auditors for the fiscal years ended December 31, 2020 and 2019.  The following fees were paid to KPMG, LLP for services rendered during our last two fiscal years:

	2020		2019
Audit fees	$1,045,000	(1)	$1,188,000	(1)
Audit related fees	—		—
Audit and audit related fees	1,045,000		1,188,000
Tax fees	169,912	(2)	82,000	(2)
All other fees	—		—
Total fees	$1,214,912		$1,270,000

(1)    2020 audit fees include fees for the annual financial statement audit and interim reviews of the financial statements included in our quarterly reports on Form 10-Q. 2019 audit fees include fees for the annual financial statement audit, audit of internal controls over financial reporting, and interim reviews included in our quarterly reports on Form 10-Q. In both periods these amounts also include fees related to services in connection with transactions, regulatory filings, and consents.

(2)    Tax fees are for services related to the review of our partnership K-1's returns, and research and consultations on other tax related matters.

    Under policies and procedures established by the Board of Directors and the Audit Committee, the Audit Committee is required to pre-approve all audit and non-audit services performed by our independent auditor to ensure that the provisions of such services do not impair the auditor’s independence.  All of the services described above that were provided by KPMG, LLP in years ended December 31, 2020 and December 31, 2019 were approved in advance by the Audit Committee.

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

4.2
First Supplemental Indenture, to the Indenture dated as of February 11, 2013 dated as of July 21, 2014, by and among the Partnership, Martin Midstream Finance Corp., the Guarantors named therein and Wells Fargo Bank National Association, as trustee (filed as Exhibit 4.4 to the Partnership's Form 10-Q (SEC File No. 000-50056), filed July 31, 2014, and incorporated herein by reference).

4.3
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

4.5
Fourth Supplemental Indenture, to the Indenture dated February 11, 2013 dated January 18, 2019, by and among the Partnership, Martin Midstream Finance Corp., the Guarantors named therein and Wells Fargo Bank National Association, as trustee (filed as exhibit 4.6 to the Partnership's Annual Report on Form 10-K (SEC File No. 000-50056), filed February 19, 2019 and incorporated herein by reference).

4.6
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

4.7
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

4.8
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

4.9*	Description of Securities
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

10.12
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

10.13
Backstop Agreement, dated as of July 9, 2020, among Martin Midstream Partners L.P., Martin Midstream Finance Corp., the other Credit Parties party thereto, and the backstop parties party thereto (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed July 9, 2020, and incorporated herein by reference).

10.14	Pledge and Security Agreement, Dated January 2, 2019

10.15	Supplement to Pledge Agreement, Dated January 2, 2019
10.16
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

10.18
Amendment No. 2 to Omnibus Agreement, dated October 1, 2012, by Martin Resource Management Corporation, the General Partner, the Partnership and the Operating Partnership (filed as Exhibit 10.4 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed October 9, 2012, and incorporated herein by reference).

10.19
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

10.21
2014 Amended and Restated Tolling Agreement, dated October 28, 2014, by and between the Operating Partnership and Cross Oil Refining & Marketing, Inc. (filed as Exhibit 10.5 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed October 29, 2014, and incorporated herein by reference).

10.22
Marine Transportation Agreement, dated January 1, 2006, by and between the Operating Partnership and Midstream Fuel Service, L.L.C. (filed as Exhibit 10.10 to the Partnership’s Annual Report on Form 10-K (SEC File No. 000-50056), filed March 2, 2011, and incorporated herein by reference).

10.23
Product Storage Agreement, dated November 1, 2002, by and between Martin Underground Storage, Inc. and the Operating Partnership (filed as Exhibit 10.8 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed November 19, 2002, and incorporated herein by reference).

10.24
Marine Fuel Agreement, dated November 1, 2002, by and between Martin Fuel Service LLC and the Operating Partnership (filed as Exhibit 10.9 to the Partnership’s Current Report on Form 8-K (SEC No. 000-50056), filed November 19, 2002, and incorporated herein by reference).

10.25†
Martin Midstream Partners L.P. Amended and Restated Long-Term Incentive Plan (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC No. 000-50056), filed January 26, 2006, and incorporated herein by reference).

10.26†	Form of Restricted Common Unit Grant Notice (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K (SEC No. 000-50056), filed January 26, 2006, and incorporated herein by reference).
10.27
Purchaser Use Easement, Ingress-Egress Easement, and Utility Facilities Easement dated November 1, 2002, by and between MGSLLC and the Operating Partnership (filed as Exhibit 10.13 to the Partnership’s Current Report on Form 8-K/A (SEC No. 000-50056), filed November 19, 2002, and incorporated herein by reference).

10.28
Amended and Restated Terminal Services Agreement by and between the Operating Partnership and Martin Fuel Service LLC ("MFSLLC"), dated October 27, 2004 (filed as Exhibit 10.1 to the Partnership's Current Report on Form 8-K (SEC No. 000-50056), filed October 28, 2004, and incorporated herein by reference).

10.29
Lubricants and Drilling Fluids Terminal Services Agreement by and between the Operating Partnership and MFSLLC, dated December 23, 2003 (filed as Exhibit 10.4 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K/A (SEC No. 000-50056), filed January 23, 2004, and incorporated herein by reference).

10.30(1)
Second Amended and Restated Sales Agency Agreement, dated August 5, 2013, by and between the Operating Partnership and Martin Product Sales LLC (filed as Exhibit 10.2 to the Partnership's Quarterly Report on Form 10-Q (SEC No. 000-50056) filed November 4, 2013).

10.31(1)
Third Amended and Restated Sales Agency Agreement, dated August 2, 2017, by and between the Operating Partnership and Martin Product Sales LLC (filed as Exhibit 10.20 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056) filed October 25, 2017, and incorporated herein by reference).

10.32†
Amended and Restated Martin Resource Management Corporation Purchase Plan for Units of the Partnership, effective April 1, 2015 (filed as Exhibit 10.1 to the Partnership's registration statement on Form S-8 (SEC File No. 333-203857), filed May 5, 2015, and incorporated herein by reference).

10.33
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

10.37
Purchase Price Reimbursement Agreement, dated October 2, 2012, by Martin Resource Management Corporation to and for the benefit of the Operating Partnership (filed as Exhibit 10.2 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed October 9, 2012, and incorporated herein by reference).

10.38
Lubricants Terminalling Services Agreement, dated January 1, 2015, by and between the Operating Partnership and Martin Energy Services LLC (filed as Exhibit 10.26 to the Partnership's Annual Report on Form 10-K (SEC File No. 000-50056), filed March 2, 2015, and incorporated herein by reference).

10.39
Fuel Terminalling Services Agreement, dated January 1, 2015, by and between the Operating Partnership and Martin Energy Services LLC (filed as Exhibit 10.27 to the Partnership's Current Report on Form 10-K (SEC File No. 000-50056), filed March 2, 2015, and incorporated herein by reference).

10.40(1)
First Amended and Restated Fuel Terminalling Services Agreement, dated January 1, 2016, by and between the Operating Partnership and Martin Energy Services, LLC (filed as Exhibit 10.29 to the Partnership's Annual Report on Form 10-K (SEC File No. 000-50056), filed February 29, 2016, and incorporated herein by reference).

10.41(1)
First Amendment to the First Amended and Restated Fuel Terminalling Services Agreement, dated January 1, 2017, by and between the Operating Partnership and Martin Energy Services, LLC (filed as Exhibit 10.30 to the Partnership’s Annual Report on Form 10-K (SEC File No. 000-50056), filed February 15, 2017, and incorporated herein by reference).

10.42(1)
Second Amendment to the First Amended and Restated Fuel Terminalling Services Agreement, dated October 1, 2017, by and between the Operating Partnership and Martin Energy Services, LLC (filed as Exhibit 10.31 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056) filed October 25, 2017).

10.43
Martin Midstream Partners L.P. 2017 Restricted Unit Plan (filed as Exhibit A to the Partnership’s Definitive Proxy Statement on Schedule 14A (SEC File No. 000-50056), filed April 21, 2017, and incorporated herein by reference).

10.44
Restricted Unit Agreement under the Martin Midstream Partners L.P. 2017 Restricted Unit Plan (filed as Exhibit 10.34 to the Partnership's Annual Report on Form 10-K (SEC File No. 000-50056), filed February 16, 2018).

10.45	Partnership Interest Purchase Agreement (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed July 25, 2018 and incorporated herein by reference).
10.46
Stock Purchase Agreement between Martin Resource Management Corporation and the Operating Partnership (filed as Exhibit 10.1 on the Partnership’s Current Report Form 8-K (SEC File No. 000-50056), filed October 24, 2018 and incorporated herein by reference).

10.47
Master Transportation Services Agreement by and among Martin Resource Management Corporation, Cross Oil Refining & Marketing, Inc., Martin Energy Services LLC, and Martin Product Sales LLC (filed as Exhibit 10.1 on the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed April 26, 2019 and incorporated herein by reference.

10.48
Membership Interest Purchase Agreement by and among Hartree Cardinal Gas, LLC, Cardinal Gas Storage Partners LLC, Hartree Bulk Storage, LLC, and the Partnership (filed as Exhibit 10.1 on the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed June 13, 2019 and incorporated herein by reference.

10.49
Retention Bonus Agreement, dated as of August 28, 2020, among Martin Operating Partnership and certain Named Executive Officers, the material provisions of which were disclosed in item 5.02 on Form 8-K (SEC File No. 000-50056), filed September 3, 2020.

10.50
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

10.51
Asset Purchase and Sale Agreement, dated as of December 22, 2020, by and between Martin Operating Partnership L.P. and John W. Stone Oil Distributor, LLC (filed as Exhibit 10.1 on the Partnership’s Current Report Form 8-K (SEC File No. 000-50056), filed December 29, 2020 and incorporated herein by reference).

10.52
Vessel Purchase and Sale Agreement, dated December 22, 2020, by and between Martin Operating Partnership L.P. and John W. Stone Oil Distributor, LLC (filed as Exhibit 10.2 on the Partnership’s Current Report Form 8-K (SEC File No. 000-50056), filed December 29, 2020 and incorporated herein by reference).

10.53
Employment Agreement, dated October 20, 2020, between Martin Resource Management Corporation and Robert D. Bondurant (filed as Exhibit 10.1 on the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed October 22, 2020 and incorporated herein by reference).

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

101	Inline Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in Extensible Business Reporting Language: (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Income; (3) the Consolidated Statements of Cash Flows; (4) the Consolidated Statements of Capital; and (6) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (contained in Exhibit 101).
*	Filed or furnished herewith.
†	As required by Item 15(a)(3) of Form 10-K, this exhibit is identified as a compensatory plan or arrangement.
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

Martin Midstream Partners L.P
(Registrant)

	By:	Martin Midstream GP LLC
It's General Partner

March 3, 2021	By:	/s/ Robert D. Bondurant
Robert D. Bondurant
President and Chief Executive Officer

Martin Midstream Partners L.P
(Registrant)

	By:	Martin Midstream GP LLC
It's General Partner

March 3, 2021	By:	/s/ Sharon L. Taylor
Sharon L. Taylor
Vice President and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2021.

Signature	Title

/s/ Robert D. Bondurant	President, Director, and Chief Executive Officer of Martin Midstream GP LLC (Principal Executive Officer)
Robert D. Bondurant

/s/Ruben S. Martin	Chairman of the Board of Directors of Martin Midstream GP LLC
Ruben S. Martin

/s/Zachary S. Stanton	Director of Martin Midstream GP LLC
Zachary S. Stanton

/s/James M. Collingsworth	Director of Martin Midstream GP LLC
James M. Collingsworth

/s/Christopher M. Reid	Director of Martin Midstream GP LLC
Christopher M. Reid

/s/Byron R. Kelley	Director of Martin Midstream GP LLC
Byron R. Kelley

/s/C. Scott Massey	Director of Martin Midstream GP LLC
C. Scott Massey