Form 10-Q
period 2021-03-31
MARTIN MIDSTREAM PARTNERS L.P.
filed 2021-04-26
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2021
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
 The number of the registrant’s Common Units outstanding at April 26, 2021, was 38,802,750.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Statements included in this quarterly report that are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), including, without limitation, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements. These statements can be identified by the use of forward-looking terminology including "forecast," "may," "believe," "will," "expect," "anticipate," "estimate," "continue," or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward-looking" information. We and our representatives may from time to time make other oral or written statements that are also forward-looking statements.

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

Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the "SEC") on March 3, 2021, and as may be updated and supplemented from time to time in our future Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
Assets
Cash	$1,112	$4,958
Accounts and other receivables, less allowance for doubtful accounts of $248 and $261, respectively	65,232	52,748
Inventories	38,716	54,122
Due from affiliates	22,213	14,807
Fair value of derivatives	12	—
Other current assets	8,294	8,991
Total current assets	135,579	135,626

Property, plant and equipment, at cost	889,210	889,108
Accumulated depreciation	(518,143)	(509,237)
Property, plant and equipment, net	371,067	379,871

Goodwill	16,823	16,823
Right-of-use assets	21,250	22,260
Deferred income taxes, net	22,178	22,253
Other assets, net	3,314	2,805
Total assets	$570,211	$579,638

Liabilities and Partners’ Capital (Deficit)
Current installments of long-term debt and finance lease obligations	$335	$31,497
Trade and other accounts payable	56,271	51,900
Product exchange payables	237	373
Due to affiliates	1,214	435
Income taxes payable	696	556
Fair value of derivatives	—	207
Other accrued liabilities	19,485	34,407
Total current liabilities	78,238	119,375

Long-term debt, net	513,272	484,597
Finance lease obligations	230	289
Operating lease liabilities	14,264	15,181
Other long-term obligations	8,541	7,067
Total liabilities	614,545	626,509

Commitments and contingencies
Partners’ capital (deficit)	(44,334)	(46,871)
Total partners’ capital (deficit)	(44,334)	(46,871)
Total liabilities and partners' capital (deficit)	$570,211	$579,638

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Terminalling and storage *	$18,378	$20,474
Transportation *	29,815	38,941
Sulfur services	2,950	2,915
Product sales: *
Natural gas liquids	98,085	82,211
Sulfur services	31,885	25,408
Terminalling and storage	19,861	28,934
	149,831	136,553
Total revenues	200,974	198,883

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas liquids *	79,135	69,835
Sulfur services *	21,214	15,295
Terminalling and storage *	14,502	23,680
	114,851	108,810
Expenses:
Operating expenses *	44,634	51,282
Selling, general and administrative *	10,609	10,462
Depreciation and amortization	14,434	15,239
Total costs and expenses	184,528	185,793

Other operating income (loss), net	(760)	2,510
Operating income	15,686	15,600

Other income (expense):
Interest expense, net	(12,953)	(9,925)
Gain on retirement of senior unsecured notes	—	3,484
Other, net	—	3
Total other expense	(12,953)	(6,438)

Net income before taxes	2,733	9,162
Income tax expense	(222)	(347)
Net income	2,511	8,815
Less general partner's interest in net (income)	(50)	(176)
Less (income) allocable to unvested restricted units	(10)	(55)
Limited partners' interest in net income (loss)	$2,451	$8,584

Net income per unit attributable to limited partners - basic	$0.06	$0.22
Net income per unit attributable to limited partners - diluted	$0.06	$0.22
Weighted average limited partner units - basic	38,692,609	38,640,862
Weighted average limited partner units - diluted	38,705,641	38,644,467
See accompanying notes to consolidated and condensed financial statements.

*Related Party Transactions Shown Below

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended
	March 31,
	2021	2020
Revenues:*
Terminalling and storage	$15,306	$15,874
Transportation	4,010	5,894
Product Sales	114	92
Costs and expenses:*
Cost of products sold: (excluding depreciation and amortization)
Sulfur services	2,535	2,767
Terminalling and storage	4,568	5,777
Expenses:
Operating expenses	18,368	21,771
Selling, general and administrative	8,680	8,312

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL (DEFICIT)
(Unaudited)
(Dollars in thousands)

	Partners’ Capital (Deficit)
	Common Limited		General Partner Amount
	Units	Amount		Total
Balances - January 1, 2020	38,863,389	$(38,342)	$2,146	$(36,196)
Net income	—	8,639	176	8,815
Issuance of restricted units	81,000	—	—	—
Forfeiture of restricted units	(84,134)	—	—	—
Cash distributions	—	(2,408)	(49)	(2,457)
Unit-based compensation	—	346	—	346
Purchase of treasury units	(7,748)	(9)	—	(9)
Balances - March 31, 2020	38,852,507	$(31,774)	$2,273	$(29,501)

Balances - January 1, 2021	38,851,174	$(48,776)	$1,905	$(46,871)
Net income	—	2,461	50	2,511
Issuance of restricted units	42,168	—	—	—
Forfeiture of restricted units	(83,436)	—	—	—
Cash distributions	—	(193)	(4)	(197)
Unit-based compensation	—	240	—	240
Purchase of treasury units	(7,156)	(17)	—	(17)
Balances - March 31, 2021	38,802,750	$(46,285)	$1,951	$(44,334)

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net Income	$2,511	$8,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,434	15,239
Amortization of deferred debt issuance costs	755	492
Amortization of premium on notes payable	—	(77)
Deferred income tax expense	75	286
Loss on sale of property, plant and equipment, net	760	190
Gain on retirement of senior unsecured notes	—	(3,484)
Derivative (income) loss	1,436	(33)
Net cash paid for commodity derivatives	(1,655)	(636)
Unit-based compensation	240	346
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	(12,484)	26,413
Inventories	15,070	15,710
Due from affiliates	(7,406)	2,729
Other current assets	633	(1,413)
Trade and other accounts payable	1,984	(10,440)
Product exchange payables	(136)	450
Due to affiliates	779	(166)
Income taxes payable	140	133
Other accrued liabilities	(13,370)	(9,118)
Change in other non-current assets and liabilities	88	(547)
Net cash provided by operating activities	3,854	44,889
Cash flows from investing activities:
Payments for property, plant and equipment	(2,514)	(12,260)
Payments for plant turnaround costs	(1,674)	(150)
Proceeds from involuntary conversion of property, plant and equipment	—	1,768
Proceeds from sale of property, plant and equipment	3	4,347
Net cash used in investing activities	(4,185)	(6,295)
Cash flows from financing activities:
Payments of long-term debt	(87,790)	(112,860)
Payments under finance lease obligations	(2,431)	(1,864)
Proceeds from long-term debt	87,000	76,000
Purchase of treasury units	(17)	(9)
Payment of debt issuance costs	(80)	(192)
Cash distributions paid	(197)	(2,457)
Net cash used in financing activities	(3,515)	(41,382)
Net decrease in cash	(3,846)	(2,788)
Cash at beginning of period	4,958	2,856
Cash at end of period	$1,112	$68
Non-cash additions to property, plant and equipment	$2,855	$2,142

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2021
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

The Partnership’s unaudited consolidated and condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and U.S. Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial reporting. Accordingly, these financial statements have been condensed and do not include all of the information and footnotes required by U.S. GAAP for annual audited financial statements of the type contained in the Partnership’s annual reports on Form 10-K. In the opinion of the management of the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s financial position, results of operations, and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for such interim periods are not necessarily indicative of the results of operations for the full year. These financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 3, 2021.

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated and condensed financial statements in conformity with U.S. GAAP.  Actual results could differ from those estimates.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2021, the Partnership adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2019-12, Income Taxes (Accounting Standards Codification ("ASC") Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to general principles in ASC 740 and clarifies and amends existing guidance within U.S. GAAP. Adoption of the new standard did not have a material impact on the Partnership’s consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2021
(Unaudited)

NOTE 3. REVENUE

    The following table disaggregates our revenue by major source:

	Three Months Ended March 31,
	2021	2020
Terminalling and storage segment
Lubricant product sales	$19,861	$28,934
Throughput and storage	18,378	20,474
	$38,239	$49,408
Natural gas liquids segment
Natural gas liquids product sales	$98,085	$82,211
	$98,085	$82,211
Sulfur services segment
Sulfur product sales	$7,068	$6,481
Fertilizer product sales	24,817	18,927
Sulfur services	2,950	2,915
	$34,835	$28,323
Transportation segment
Land transportation	$22,956	$24,234
Inland transportation	6,724	13,706
Offshore transportation	135	1,001
	$29,815	$38,941

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

Natural Gas Liquids Segment

    Natural Gas Liquids ("NGL") revenue is recognized when product is delivered by truck, rail, or pipeline to the Partnership's NGL customers. Revenue is recognized on title transfer of the product to the customer. Delivery of product is invoiced as the transaction occurs and is generally paid within a month.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2021
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

	2021	2022	2023	2024	2025	Thereafter	Total
Terminalling and storage
Throughput and storage	$32,183	$40,394	$41,605	$42,854	$44,197	$294,141	$495,374
Sulfur services
Sulfur product sales	12,874	16,279	15,233	975	975	—	46,336
Total	$45,057	$56,673	$56,838	$43,829	$45,172	$294,141	$541,710

NOTE 4. INVENTORIES

Components of inventories at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
Natural gas liquids	$11,857	$27,878
Sulfur	222	24
Fertilizer	8,572	10,854
Lubricants	13,650	11,002
Other	4,415	4,364
	$38,716	$54,122

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2021
(Unaudited)

NOTE 5. DEBT

At March 31, 2021 and December 31, 2020, long-term debt consisted of the following:

	March 31, 2021	December 31, 2020
$300,000 Revolving credit facility at variable interest rate (5.00%[1] weighted average at March 31, 2021), due August 2023[4] secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries, net of unamortized debt issuance costs of $3,541 and $3,826, respectively [2]	$172,459	$144,174
$400,000 Senior notes, 7.25% interest, net of unamortized debt issuance costs of $— and $—, respectively, including unamortized premium of $— and $—, respectively, issued $250,000 February 2013 and $150,000 April 2014, $26,200 repurchased during 2015, $9,344 repurchased during 2020, $335,666 refinanced as part of the August 2020 Exchange offer, $28,790 repaid at maturity in February 2021, unsecured [2,3,4]	—	28,790
$53,750 Senior notes, 10.0% interest, net of unamortized debt issuance costs of $3,291 and $3,577, respectively, due February 2024, secured [2,3]	50,459	50,173
$291,970 Senior notes, 11.5% interest, net of unamortized debt issuance costs of $1,616 and $1,720, respectively, due February 2025, secured [2,3]	290,354	290,250
Total	513,272	513,387
Less: current portion	—	(28,790)
Total long-term debt, net of current portion	$513,272	$484,597

Current installments of finance lease obligations	$335	$2,707
Finance lease obligations	230	289
Total finance lease obligations	$565	$2,996

    1 Interest rate fluctuates based on LIBOR or the base prime rate (set on the date of each advance) plus an applicable margin. The margin is set every three months. All amounts outstanding at December 31, 2020 were at LIBOR plus an applicable margin. All amounts outstanding at December 31, 2020 and March 31, 2021 were at LIBOR plus an applicable margin with LIBOR having a floor of 1.0% per annum. The applicable margin for revolving loans that are LIBOR loans currently ranges from 2.75% to 4.00% and the applicable margin for revolving loans that are base prime rate loans currently ranges from 1.75% to 3.00%.  The applicable margin for LIBOR borrowings at March 31, 2021 is 4.00%. The credit facility contains various covenants that limit the Partnership’s ability to make distributions; make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management Corporation (the "Omnibus Agreement").

    2 The Partnership is in compliance with all debt covenants as of March 31, 2021 and December 31, 2020, respectively.

    3 The indentures for each of the outstanding series of senior notes restrict the Partnership’s ability to sell assets; pay distributions or repurchase units or redeem or repurchase subordinated debt; make investments; incur or guarantee additional indebtedness or issue preferred units; and consolidate, merge or transfer all or substantially all of its assets.

4 On February 15, 2021, the 2021 Notes matured and the Partnership retired the outstanding balance of
$28,790 using funds borrowed under its revolving credit facility.

    The Partnership paid cash interest, net of capitalized interest, in the amount of $23,347 and $16,736 for the three months ended March 31, 2021 and 2020, respectively.  Capitalized interest was $0 and $4 for the three months ended March 31, 2021 and 2020, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2021
(Unaudited)

NOTE 6. LEASES

    The Partnership has numerous operating leases primarily for terminal facilities and transportation and other equipment. The leases generally provide that all expenses related to the equipment are to be paid by the lessee.

    Operating lease Right-of-Use assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Partnership's leases do not provide an implicit rate of return, the Partnership uses its imputed collateralized rate based on the information available at commencement date in determining the present value of lease payments. The estimated rate is based on a risk-free rate plus a risk-adjusted margin.

Our leases have remaining lease terms of 1 year to 16 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year. The Partnership includes extension periods and excludes termination periods from its lease term if, at commencement, it is reasonably likely that the Partnership will exercise the option.

    The components of lease expense for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$2,302	$2,844
Finance lease cost:
Amortization of right-of-use assets	$90	589
Interest on lease liabilities	$10	110
Short-term lease cost	$3,108	3,423
Variable lease cost	$33	$29
Total lease cost	$5,543	$6,995

Supplemental balance sheet information related to leases at March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$21,250	$22,260

Current portion of operating lease liabilities included in "Other accrued liabilities"	$7,368	$7,529
Operating lease liabilities	$14,264	15,181
Total operating lease liabilities	$21,632	$22,710

Finance Leases
Property, plant and equipment, at cost	$3,451	$10,352
Accumulated depreciation	$(1,177)	(3,703)
Property, plant and equipment, net	$2,274	$6,649

Current installments of finance lease obligations	$335	$2,707
Finance lease obligations	$230	289
Total finance lease obligations	$565	$2,996

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2021
(Unaudited)

    The Partnership’s future minimum lease obligations as of March 31, 2021 consist of the following:

	Operating Leases	Finance Leases
Year 1	$8,237	$355
Year 2	5,519	232
Year 3	2,877	3
Year 4	1,740	—
Year 5	1,113	—
Thereafter	5,671	—
Total	$25,157	$590
Less amounts representing interest costs	(3,525)	(25)
Total lease liability	$21,632	$565

    The Partnership has non-cancelable revenue arrangements that are under the scope of ASC 842 whereby we have committed certain terminalling and storage assets in exchange for a minimum fee. Future minimum revenues the Partnership expects to receive under these non-cancelable arrangements as of March 31, 2021 are as follows: 2021 - $15,715; 2022 - $13,692; 2023 - $13,297; 2024 - $13,297; 2025 - $12,908; subsequent years - $38,539.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2021
(Unaudited)

NOTE 7. SUPPLEMENTAL BALANCE SHEET INFORMATION

    Components of "Other accrued liabilities" were as follows:

	March 31, 2021	December 31, 2020
Accrued interest	$4,956	$16,104
Asset retirement obligations	300	1,692
Property and other taxes payable	2,423	4,869
Accrued payroll	3,654	3,244
Operating lease liabilities	7,368	7,529
Other	784	969
	$19,485	$34,407

The schedule below summarizes the changes in our asset retirement obligations:

March 31, 2021

Beginning asset retirement obligations	$8,759
Additions to asset retirement obligations	—
Accretion expense	104
Liabilities settled	(22)
Ending asset retirement obligations	8,841
Current portion of asset retirement obligations[1]	(300)
Long-term portion of asset retirement obligations[2]	$8,541

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2021
(Unaudited)

NOTE 8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Partnership’s results of operations could be materially impacted by changes in commodity prices and interest rates. In an effort to manage its exposure to these risks, the Partnership periodically enters into various derivative instruments, including commodity and interest rate hedges. All derivatives and hedging instruments are non-hedge derivatives and are included on the balance sheet as an asset or a liability measured at fair value, and changes in fair value are recognized as gains and losses in the earnings of the periods in which they occur.

(a)    Commodity Derivative Instruments

    The Partnership from time to time has used derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  The Partnership has established a hedging policy and monitors and manages the commodity market risk associated with potential commodity risk exposure.  In addition, the Partnership has focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. The Partnership has entered into hedging transactions as of March 31, 2021, to protect a portion of its commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. At March 31, 2021, the Partnership had instruments totaling a gross notional quantity of 225,000 barrels settling during the period from April 30, 2021 through June 30, 2021. At December 31, 2020, the Partnership had instruments totaling a gross notional quantity of 137,000 barrels settling during the period from January 31, 2021 through February 28, 2021. These instruments settle against the applicable pricing source for each grade and location.

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

(b)    Tabular Presentation of Gains and Losses on Derivative Instruments

    The following table summarizes the fair value and classification of the Partnership’s derivative instruments in its Consolidated and Condensed Balance Sheets:

	Fair Values of Derivative Instruments in the Consolidated and Condensed Balance Sheets
	Derivative Assets			Derivative Liabilities
		Fair Values			Fair Values
	Balance Sheet Location	March 31, 2021	December 31, 2020	Balance Sheet Location	March 31, 2021	December 31, 2020
Derivatives not designated as hedging instruments:	Current:
Commodity contracts	Fair value of derivatives	$12	$—	Fair value of derivatives	$—	$207
Total derivatives not designated as hedging instruments		$12	$—		$—	$207

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2021
(Unaudited)

Effect of Derivative Instruments on the Consolidated and Condensed Statements of Operations
For the Three Months Ended March 31, 2021 and 2020

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2021	2020
Derivatives not designated as hedging instruments:
Commodity contracts	Cost of products sold	$(1,436)	$33
Total effect of derivatives not designated as hedging instruments		$(1,436)	$33

NOTE 9. PARTNERS' CAPITAL

As of March 31, 2021, Partners’ capital consisted of 38,802,750 common limited partner units, representing a 98% partnership interest, and a 2% general partner interest. Martin Resource Management Corporation, through subsidiaries, owns 6,114,532 of the Partnership's common limited partner units representing approximately 15.8% of the Partnership's outstanding common limited partner units. Martin Midstream GP LLC ("MMGP"), the Partnership's general partner, owns the 2% general partnership interest. Martin Resource Management Corporation controls the Partnership's general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of the Partnership's general partner.

The partnership agreement of the Partnership (the "Partnership Agreement") contains specific provisions for the allocation of net income and losses to each of the partners for purposes of maintaining their respective partner capital accounts.

Impact on Partners Capital (Deficit) Related to Transactions Between Entities Under Common Control

Under ASC 805, assets and liabilities transferred between entities under common control are accounted for at the historical cost of those entities' ultimate parent, in a manner similar to a pooling of interests. Any difference in the amount paid by the transferee versus the historical cost of the assets transferred is recorded as an adjustment to equity (contribution or distribution) by the transferee. This is in contrast with a business combination between unrelated parties, where assets and liabilities are recorded at their fair values at the acquisition date, with any excess of amounts paid over the fair value representing goodwill. From time to time, the most recent being in 2019, the Partnership has entered into common control acquisitions from Martin Resource Management Corporation. The consideration transferred totaling $550,773 exceeds the historical cost of the net assets received. This excess of the purchase price over the historical cost of the net assets received has resulted in cumulative distributions of $287,734 reflected as reductions to Partners' capital.

Incentive Distribution Rights

MMGP holds a 2% general partner interest and certain incentive distribution rights ("IDRs") in the Partnership. IDRs are a separate class of non-voting limited partner interest that may be transferred or sold by the general partner under the terms of the Partnership Agreement, and represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution and any cumulative arrearages on common units once certain target distribution levels have been achieved. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the Partnership Agreement. The general partner was allocated no incentive distributions during the three months ended March 31, 2021 and 2020.

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
March 31, 2021
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

	Three Months Ended March 31,
	2021	2020

Net income	$2,511	$8,815
Less general partner’s interest in net income (loss):
Distributions payable on behalf of general partner interest	4	49
General partner interest in undistributed income (loss)	46	127
Less income allocable to unvested restricted units	10	55
Limited partners’ interest in net income	$2,451	$8,584

    The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the periods presented:

	Three Months Ended March 31,
	2021	2020
Basic weighted average limited partner units outstanding	38,692,609	38,640,862
Dilutive effect of restricted units issued	13,032	3,605
Total weighted average limited partner diluted units outstanding	38,705,641	38,644,467

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2021
(Unaudited)

    All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the periods presented.

NOTE 10. UNIT BASED AWARDS

    The Partnership recognizes compensation cost related to unit-based awards to both employees and non-employees in its consolidated and condensed financial statements in accordance with certain provisions of ASC 718. Amounts recognized in selling, general, and administrative expense in the consolidated and condensed financial statements with respect to these plans are as follows:

	Three Months Ended March 31,
	2021	2020
Employees	$194	$301
Non-employee directors	46	45
Total unit-based compensation expense	$240	$346

All of the Partnership's outstanding awards at March 31, 2021 met the criteria to be treated under equity classification.

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

The performance conditions related to the PBRU's awarded on March 1, 2018 were not achieved and the Partnership, as such, did not recognize compensation expense for the vesting of the units.

The restricted units issued to directors generally vest in equal annual installments over a four-year period. Restricted units issued to employees generally vest in equal annual installments over three years of service.

In February 2021, the Partnership issued 14,056 TBRU's to each of the Partnership's three independent directors under the 2017 LTIP.  These restricted common units vest in equal installments of 3,514 units on January 24, 2022, 2023, 2024, and 2025.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2021
(Unaudited)

    The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the three months ended March 31, 2021 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	273,424	$10.52
Granted (TBRU)	42,168	$2.49
Vested	(117,280)	$11.96
Forfeited	(83,436)	$13.90
Non-Vested, end of period	114,876	$3.65

Aggregate intrinsic value, end of period	$284
    A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three months ended March 31, 2021 and 2020 is provided below:

	Three Months Ended March 31,
	2021	2020
Aggregate intrinsic value of units vested	$257	$151
Fair value of units vested	1,418	1,427

    As of March 31, 2021, there was $395 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.59 years.

NOTE 11. RELATED PARTY TRANSACTIONS

As of March 31, 2021, Martin Resource Management Corporation owns 6,114,532 of the Partnership’s common units representing approximately 15.8% of the Partnership’s outstanding limited partner units.  Martin Resource Management Corporation controls the Partnership's general partner by virtue of its 51% voting interest in Holdings, the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership and the Partnership’s IDRs.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management Corporation’s ownership as of March 31, 2021, effectively gives Martin Resource Management Corporation the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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
March 31, 2021
(Unaudited)

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
March 31, 2021
(Unaudited)

monetary limitation on the amount the Partnership is required to reimburse Martin Resource Management Corporation for direct expenses.  In addition to the direct expenses, under the Omnibus Agreement, the Partnership is required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.

    Effective January 1, 2021, through December 31, 2021, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $14,386. The Partnership reimbursed Martin Resource Management Corporation for $3,542 and $4,103 of indirect expenses for the three months ended March 31, 2021 and 2020, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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
March 31, 2021
(Unaudited)

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

East Texas Mack Leases. MTI leases equipment, including tractors and trailers, from East Texas Mack Sales ("East Texas Mack"). Certain of our directors or officers are owners of East Texas Mack, including entities affiliated with Ruben Martin, who owns approximately 46% of the issued and outstanding stock of East Texas Mack. Amounts paid to East Texas Mack for tractor and trailer lease payments and lease residuals for the three months ended March 31, 2021 and 2020 were $236 and $105, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2021
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

    The impact of related party revenues from sales of products and services is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2021	2020
Revenues:
Terminalling and storage	$15,306	$15,874
Transportation	4,010	5,894
Product sales:
Sulfur services	30	19
Terminalling and storage	84	73
	114	92
	$19,430	$21,860

    The impact of related party cost of products sold is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2021	2020
Cost of products sold:
Sulfur services	$2,535	$2,767
Terminalling and storage	4,568	5,777
	$7,103	$8,544

    The impact of related party operating expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Transportation	$13,059	$15,553
Natural gas liquids	464	497
Sulfur services	743	1,146
Terminalling and storage	4,102	4,575
	$18,368	$21,771

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2021
(Unaudited)

    The impact of related party selling, general and administrative expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2021	2020
Selling, general and administrative:
Transportation	$1,670	$1,839
Natural gas liquids	1,808	704
Sulfur services	771	743
Terminalling and storage	820	838
Indirect, including overhead allocation	3,611	4,188
	$8,680	$8,312

NOTE 12. BUSINESS SEGMENTS

    The Partnership has four reportable segments: terminalling and storage, transportation, sulfur services and natural gas liquids. The Partnership’s reportable segments are strategic business units that offer different products and services. The operating income of these segments is reviewed by the chief operating decision maker to assess performance and make business decisions.

    The accounting policies of the operating segments are the same as those described in Note 2 in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 3, 2021. The Partnership evaluates the performance of its reportable segments based on operating income. There is no allocation of administrative expenses or interest expense.

Three Months Ended March 31, 2021	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$39,834	$(1,595)	$38,239	$7,105	$2,308	$2,665
Transportation	33,969	(4,154)	29,815	3,998	(5,503)	525
Sulfur services	34,835	—	34,835	2,720	8,353	3,064
Natural gas liquids	98,085	—	98,085	611	14,447	321
Indirect selling, general and administrative	—	—	—	—	(3,919)	—
Total	$206,723	$(5,749)	$200,974	$14,434	$15,686	$6,575

Three Months Ended March 31, 2020	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$51,134	$(1,726)	$49,408	$7,456	$758	$3,745
Transportation	45,174	(6,233)	38,941	4,280	(5,021)	3,926
Sulfur services	28,336	(13)	28,323	2,894	13,858	2,985
Natural gas liquids	82,215	(4)	82,211	609	10,377	105
Indirect selling, general and administrative	—	—	—	—	(4,372)	—
Total	$206,859	$(7,976)	$198,883	$15,239	$15,600	$10,761

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2021
(Unaudited)

    The Partnership's assets by reportable segment as of March 31, 2021 and December 31, 2020, are as follows:

	March 31, 2021	December 31, 2020
Total assets:
Terminalling and storage	$255,508	$252,794
Transportation	151,458	151,953
Sulfur services	102,474	94,154
Natural gas liquids	60,771	80,737
Total assets	$570,211	$579,638

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

NOTE 14. FAIR VALUE MEASUREMENTS

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2021
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 2
	March 31, 2021	December 31, 2020
Commodity derivative contracts, net	$12	$(207)
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

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Notes	$—	$—	$28,790	$28,581
2024 Notes	$50,459	$56,033	$50,173	$55,214
2025 Notes	$290,354	$299,239	$290,250	$288,692
Total	$340,813	$355,272	$369,213	$372,487

NOTE 15. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

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

NOTE 16. INCOME TAXES

	Three Months Ended March 31,
	2021	2020
Provision for income taxes	$222	$347

The operations of a partnership are generally not subject to income taxes, except for Texas margin tax, because its income is taxed directly to its partners. MTI, a wholly owned subsidiary of the Partnership, is subject to income taxes due to its corporate structure (the "Taxable Subsidiary"). Total income tax expense of $102 and $347, related to the operation of the Taxable Subsidiary, for the three months ended March 31, 2021 and 2020, resulted in an effective income tax rate ("ETR") of 29.32% and 32.17%, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2021
(Unaudited)

The decrease in the effective income tax rate for the income taxes during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, is primarily due to a decrease in permanent differences. The decrease in the provision for income taxes during the three months ended March 31, 2021, compared to the similar period in 2020, was primarily due to the impact of a decrease in income before income taxes in the current period.

    A current federal income tax expense of $15 and $133, related to the operation of the Taxable Subsidiary, were recorded for the three months ended March 31, 2021 and 2020, respectively. A current state income tax expense (benefit) of $12 and $(72), related to the operation of the Taxable Subsidiary, was recorded for the three months ended March 31, 2021 and 2020, respectively.

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

    A deferred tax expense related to the MTI temporary differences of $75 and $286 was recorded for the three months ended March 31, 2021 and 2020, respectively. A net deferred tax asset of $22,178 and $22,253, related to the cumulative book and tax temporary differences, existed at March 31, 2021 and December 31, 2020, respectively.

    All income tax positions taken for all open years are more likely than not to be sustained based upon their technical merit under applicable tax laws.

NOTE 17. SUBSEQUENT EVENTS

    Quarterly Distribution. On April 21, 2021, the Partnership declared a quarterly cash distribution of $0.005 per common unit for the first quarter of 2021, or $0.020 per common unit on an annualized basis, which will be paid on May 14, 2021 to unitholders of record as of May 7, 2021.

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

    We were formed in 2002 by Martin Resource Management Corporation, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management Corporation has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management Corporation is an important supplier and customer of ours. As of March 31, 2021, Martin Resource Management Corporation owned 15.8% of our total outstanding common limited partner units. Furthermore, Martin Resource Management Corporation controls Martin Midstream GP LLC ("MMGP"), our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of MMGP. MMGP owns a 2.0% general partner interest in us and all of our incentive distribution rights. Martin Resource Management Corporation directs our business operations through its ownership interests in and control of our general partner.

    We entered into the Omnibus Agreement that governs, among other things, potential competition and indemnification obligations among the parties to the agreement, related party transactions, the provision of general administration and support services by Martin Resource Management Corporation and our use of certain of Martin Resource Management Corporation’s trade names and trademarks. Under the terms of the Omnibus Agreement, the employees of Martin Resource Management Corporation are responsible for conducting our business and operating our assets.

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

Significant Recent Developments

Winter Storm Uri. In February 2021, we experienced Winter Storm Uri ("Uri"), an unprecedented storm bringing extreme cold temperatures to Texas and the surrounding areas, which resulted in gulf coast refineries running at reduced rates or halting operations entirely. The majority of the impact we experienced was centered around our transportation and sulfur services segments where we saw reduced activity due to Uri's impact on Gulf Coast refinery utilization. Additionally, our Smackover Refinery was down approximately nine days due to Uri, during which time we began preparations for the previously scheduled turnaround in March of 2021. This allowed us to minimize the amount of downtime at the Smackover Refinery which was back in operation by March 9, 2021.

COVID-19. We continue to monitor the impacts of the COVID-19 pandemic on all aspects of our business. Travel restrictions and stay-at-home orders implemented by governments in many regions and countries across the globe, including the U.S., have greatly impacted the demand for refined products resulting in a significant reduction in refinery utilization, which impacted our 2020 performance and continues to impact our marine and land transportation businesses in 2021.

Looking forward, we expect to continue to experience some adverse impacts of COVID-19 in our transportation segment through the middle part of the year but we believe that refinery utilization will continue to increase in the second half of 2021 as a result of widespread vaccinations, government stimulus, and a rebounding economy. This should ultimately improve refined product demand as people generally return to in-person work and resume travel. We expect this will positively impact our transportation segment as demand for our services improves.

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
Management considered the impact of the pandemic on the assumptions and estimates used in the preparation of the financial statements. A sustained reduction in refinery demand and utilization could lead to future asset impairments as well as adversely affect access to capital and financing to be able to meet future obligations. Management also assessed the extent to which the current macroeconomic events brought about by the pandemic and significant declines in refined product demand impacted the valuation of expected credit losses on accounts receivable and certain inventory items or resulted in modifications to any significant contracts. Ultimately the results of these assessments did not have a material impact on our results as of March 31, 2021.

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

Subsequent Events

    Quarterly Distribution. On April 21, 2021, we declared a quarterly cash distribution of $0.005 per common unit for the first quarter of 2021, or $0.020 per common unit on an annualized basis, which will be paid on May 14, 2021 to unitholders of record as of May 7, 2021.

Critical Accounting Policies and Estimates

    Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated and condensed financial statements included elsewhere herein. We prepared these financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. See the "Critical Accounting Policies and Estimates" section in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2, "Significant Accounting Policies" in Notes to Consolidated Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 3, 2021.

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

•supplying employees and services for the operation of our business; and

•operating, solely for our account, the asphalt facilities in Omaha, Nebraska, Port Neches, Texas, and South Houston, Texas

We are and will continue to be closely affiliated with Martin Resource Management Corporation as a result of the following relationships.

Ownership

    Martin Resource Management Corporation owns approximately 15.8% of the outstanding limited partner units. In addition, Martin Resource Management Corporation controls MMGP, our general partner, by virtue of its 51% voting interest in Holdings, the sole member of MMGP. MMGP owns a 2% general partner interest in us and all of our incentive distribution rights.

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

Related Party Agreements

The Omnibus Agreement requires us to reimburse Martin Resource Management Corporation for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management Corporation for $30.5 million of direct costs and expenses for the three months ended March 31, 2021 compared to $34.4 million for the three months ended March 31, 2020. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management Corporation for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.  In each of the three months ended March 31, 2021 and 2020, the Conflicts Committee approved reimbursement amounts of $3.5 million and $4.1 million, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management Corporation provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management Corporation’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management Corporation also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

    For a more comprehensive discussion concerning the Omnibus Agreement and the other agreements that we have entered into with Martin Resource Management Corporation, please refer to "Item 13. Certain Relationships and Related Transactions, and Director Independence" set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 3, 2021.

Commercial

We have been and anticipate that we will continue to be both a significant customer and supplier of products and services offered by Martin Resource Management Corporation. In the aggregate, the impact of related party transactions included in total costs and expenses accounted for approximately 19% and 21% of our total costs and expenses during the three months ended March 31, 2021 and 2020, respectively.

Correspondingly, Martin Resource Management Corporation is one of our significant customers. Our sales to Martin Resource Management Corporation accounted for approximately 10% and 11% of our total revenues for both the three months ended March 31, 2021 and 2020, respectively.

For a more comprehensive discussion concerning the agreements that we have entered into with Martin Resource Management Corporation, please refer to "Item 13. Certain Relationships and Related Transactions, and Director Independence" set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 3, 2021.

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

How We Evaluate Our Operations

Our management uses a variety of financial and operational measurements other than our financial statements prepared in accordance with U.S. GAAP to analyze our performance. These include: (1) net income before interest expense, income tax expense, and depreciation and amortization ("EBITDA"), (2) adjusted EBITDA, (3) distributable cash flow and (4) adjusted free cash flow. Our management views these measures as important performance measures of core profitability for our operations and the ability to generate and distribute cash flow, and as key components of our internal financial reporting. We believe investors benefit from having access to the same financial measures that our management uses.

EBITDA and Adjusted EBITDA. We define Adjusted EBITDA as EBITDA before unit-based compensation expenses, gains and losses on the disposition of property, plant and equipment, impairment and other similar non-cash adjustments. Certain items excluded from EBITDA and adjusted EBITDA are significant components in understanding and assessing an entity's financial performance, such as cost of capital and historical costs of depreciable assets. We have included information concerning EBITDA and adjusted EBITDA because it provides investors and management with additional information to better understand the following: financial performance of our assets without regard to financing methods, capital structure or historical cost basis; our operating performance and return on capital as compared to those of other similarly situated entities; and the viability of acquisitions and capital expenditure projects. Our method of computing adjusted EBITDA may not be the same method used to compute similar measures reported by other entities. The economic substance behind our use of adjusted EBITDA is to measure the ability of our assets to generate cash sufficient to pay interest costs, support our indebtedness and make distributions to our unitholders.

Distributable Cash Flow. We define Distributable Cash Flow as Adjusted EBITDA less cash paid for interest, cash paid for income taxes, maintenance capital expenditures, and plant turnaround costs. Distributable cash flow is a significant performance measure used by our management and by external users of our financial statements, such as investors, commercial banks and research analysts, to compare basic cash flows generated by us to the cash distributions it expects to pay unitholders. Distributable cash flow is also an important financial measure for our unitholders since it serves as an indicator of our success in providing a cash return on investment. Specifically, this financial measure indicates to investors whether or not we are generating cash flow at a level that can sustain or support an increase in our quarterly distribution rates. Distributable cash flow is also a quantitative standard used throughout the investment community with respect to publicly-traded partnerships because the value of a unit of such an entity is generally determined by the unit's yield, which in turn is based on the amount of cash distributions the entity pays to a unitholder.

Adjusted Free Cash Flow. Adjusted free cash flow is defined as distributable cash flow less growth capital expenditures and principle payments under finance lease obligations. Adjusted free cash flow is a significant performance measure used by our management and by external users of our financial statements and represents how much cash flow a business generates during a specified time period after accounting for all capital expenditures, including expenditures for growth and maintenance capital projects. We believe that adjusted free cash flow is important to investors, lenders, commercial banks and research analysts since it reflects the amount of cash available for reducing debt, investing in additional capital projects, paying distributions, and similar matters. Our calculation of adjusted free cash flow may or may not be comparable to similarly titled measures used by other entities.

EBITDA, adjusted EBITDA, distributable cash flow and adjusted free cash flow should not be considered alternatives to, or more meaningful than, net income, cash flows from operating activities, or any other measure presented in accordance with U.S. GAAP. Our method of computing these measures may not be the same method used to compute similar measures reported by other entities.

Reconciliation of Non-GAAP Financial Measures

The following table reconciles the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the three months ended March 31, 2021 and 2020.

Reconciliation of EBITDA, Adjusted EBITDA, Distributable Cash Flow and Adjusted Free Cash Flow

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Net income	$2,511	$8,815
Adjustments:
Interest expense, net	12,953	9,925
Income tax expense	222	347
Depreciation and amortization	14,434	15,239
EBITDA	30,120	34,326
Adjustments:
Loss on sale of property, plant and equipment, net	760	190
Unrealized mark-to-market on commodity derivatives	(219)	(669)
Lower of cost or market adjustments	—	335
Gain on repurchase of senior unsecured notes	—	(3,484)
Unit-based compensation	240	346
Adjusted EBITDA	30,901	31,044
Adjustments:
Interest expense, net	(12,953)	(9,925)
Income tax expense	(222)	(347)
Amortization of debt premium	—	(77)
Amortization of deferred debt issuance costs	755	492
Deferred income tax expense	75	286
Payments for plant turnaround costs	(1,674)	(150)
Maintenance capital expenditures	(4,071)	(3,026)
Distributable Cash Flow	$12,811	$18,297
Adjustments:
Expansion capital expenditures	$(830)	$(5,346)
Principal payments under finance lease obligations	(2,431)	(1,864)
Adjusted Free Cash Flow	$9,550	$11,087

Results of Operations

    The results of operations for the three months ended March 31, 2021 and 2020 have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the three months ended March 31, 2021 and 2020.  The results of operations for these interim periods are not necessarily indicative of the results of operations which might be expected for the entire year.

Our consolidated and condensed results of operations are presented on a comparative basis below.  There are certain items of income and expense which we do not allocate on a segment basis.  These items, including interest expense and indirect selling, general and administrative expenses, are discussed following the comparative discussion of our results within each segment.

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended March 31, 2021	(in thousands)
Terminalling and storage	$39,834	$(1,595)	$38,239	$3,430	$(1,122)	$2,308
Transportation	33,969	(4,154)	29,815	(1,337)	(4,166)	(5,503)
Sulfur services	34,835	—	34,835	6,442	1,911	8,353
Natural gas liquids	98,085	—	98,085	11,070	3,377	14,447
Indirect selling, general and administrative	—	—	—	(3,919)	—	(3,919)
Total	$206,723	$(5,749)	$200,974	$15,686	$—	$15,686

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended March 31, 2020	(in thousands)
Terminalling and storage	$51,134	$(1,726)	$49,408	$1,029	$(271)	$758
Transportation	45,174	(6,233)	38,941	2,389	(7,410)	(5,021)
Sulfur services	28,336	(13)	28,323	11,296	2,562	13,858
Natural gas liquids	82,215	(4)	82,211	5,258	5,119	10,377
Indirect selling, general and administrative	—	—	—	(4,372)	—	(4,372)
Total	$206,859	$(7,976)	$198,883	$15,600	$—	$15,600

Terminalling and Storage Segment

Comparative Results of Operations for the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,		Variance	Percent Change
	2021	2020
	(In thousands, except BBL per day)
Revenues:
Services	$19,959	$22,167	$(2,208)	(10)%
Products	19,875	28,967	(9,092)	(31)%
Total revenues	39,834	51,134	(11,300)	(22)%

Cost of products sold	14,941	24,988	(10,047)	(40)%
Operating expenses	12,793	12,951	(158)	(1)%
Selling, general and administrative expenses	1,499	1,659	(160)	(10)%
Depreciation and amortization	7,105	7,456	(351)	(5)%
	3,496	4,080	(584)	(14)%
Other operating loss, net	(66)	(3,051)	2,985	98%
Operating income	$3,430	$1,029	$2,401	233%

Shore-based throughput volumes (guaranteed minimum) (gallons)	20,000	20,000	—	—%
Smackover refinery throughput volumes (guaranteed minimum) (BBL per day)	6,500	6,500	—	—%

Services revenues. Services revenue decreased $2.2 million, of which $1.5 million was primarily a result of the disposition of the consigned lube business as part of the Mega Lubricants sale as well as decreases in throughput revenue of $0.2 million at our shore-based terminals. In addition, revenue at the Smackover refinery decreased $0.5 primarily due to the expiration of the capital recovery fee.

Products revenues. The disposition of our Mega Lubricants business resulted in a $7.7 million decrease in product revenues at our shore-based terminals. In addition, a 4% decrease in average sales price combined with a 3% decrease in sales volumes at our blending and packaging facilities resulted in a $1.4 million decrease to products revenues.

Cost of products sold. The disposition of our Mega Lubricants business resulted in an $8.4 million decrease in cost of products sold at our shore-based terminals. In addition, an 8% decrease in average cost per gallon combined with a 3% decrease in sales volumes at our blending and packaging facilities resulted in a $1.7 million decrease in cost of products sold.

Operating expenses. Operating expenses decreased $0.2 million primarily as a result of decreased compensation expense of $0.4 million, and repairs and maintenance of $0.1 million, offset by an increase in utilities of $0.3 million.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.2 million primarily as a result of decreased legal fees.

Depreciation and amortization. The decrease in depreciation and amortization is primarily the result of asset disposals, offset by recent capital expenditures.

Other operating loss, net. Other operating loss, net represents gains and losses from the disposition of property, plant and equipment.

Transportation Segment

    Comparative Results of Operations for the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,		Variance	Percent Change
	2021	2020
	(In thousands)
Revenues	$33,969	$45,174	$(11,205)	(25)%
Operating expenses	29,504	35,162	(5,658)	(16)%
Selling, general and administrative expenses	1,800	2,135	(335)	(16)%
Depreciation and amortization	3,998	4,280	(282)	(7)%
	$(1,333)	$3,597	$(4,930)	(137)%
Other operating loss, net	(4)	(1,208)	1,204	100%
Operating income (loss)	$(1,337)	$2,389	$(3,726)	(156)%

Marine Transportation Revenues. Inland revenues decreased $6.7 million, primarily related to a decrease in tows, utilization and transportation rates. In addition, offshore revenue decreased $0.9 million primarily due to a decrease in utilization. Additionally, ancillary revenue (primarily fuel) decreased $0.8 million.

Land Transportation Revenues. Freight revenue decreased primarily due to a 10% decrease in miles resulting in a $2.5 million decrease, offset by a 2% increase in transportation rates resulting in a $0.5 million increase. Additionally, fuel surcharge decreased $0.7 million.

Operating expenses. The decrease in operating expenses is primarily a result of decreases in compensation expense of $3.2 million, pass through expenses (primarily fuel) of $0.9 million, outside services of $0.7 million, repairs and maintenance of $0.4 million, and other operating expenses of $0.4 million.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased primarily due to decreased compensation expense.

Depreciation and amortization. Depreciation and amortization decreased as a result of recent disposals and assets being fully depreciated.

Other operating loss, net. Other operating loss, net represents losses from the disposition of property, plant and equipment.

Sulfur Services Segment

Comparative Results of Operations for the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,		Variance	Percent Change
	2021	2020
	(In thousands)
Revenues:
Services	$2,950	$2,915	$35	1%
Products	31,885	25,421	6,464	25%
Total revenues	34,835	28,336	6,499	23%

Cost of products sold	22,423	16,804	5,619	33%
Operating expenses	2,009	2,910	(901)	(31)%
Selling, general and administrative expenses	1,241	1,203	38	3%
Depreciation and amortization	2,720	2,894	(174)	(6)%
	6,442	4,525	1,917	42%
Other operating income, net	—	6,771	(6,771)	(100)%
Operating income	$6,442	$11,296	$(4,854)	(43)%

Sulfur (long tons)	73	183	(110)	(60)%
Fertilizer (long tons)	95	74	21	28%
Total sulfur services volumes (long tons)	168	257	(89)	(35)%

Services revenues.  Services revenues increased slightly as a result of a contractually prescribed, index-based fee adjustment.

Products revenues.  Products revenue increased $23.4 million as a result of a 92% rise in average sulfur services sales prices. Products revenues decreased $16.9 million due to a 35% decrease in sales volumes, primarily related to a 60% decrease in sulfur volumes.

Cost of products sold.  A 104% increase in product cost impacted cost of products sold by $17.5 million, resulting from a rise in commodity prices. A 35% decrease in sales volumes resulted in an offsetting decrease in cost of products sold of $11.9 million.  Margin per ton increased $22.79, or 68%.

Operating expenses.  Operating expenses decreased as a result of a decrease in marine fuel of $0.4 million, a decrease in assist tugs of $0.2 million, decreased outside towing of $0.2 million , and decreased repairs and maintenance of $0.1 million.

Selling, general and administrative expenses.   Selling, general and administrative expenses remained relatively consistent.

Depreciation and amortization.   Depreciation and amortization decreased as a result of decreased amortization of turnaround costs.

Other operating income, net.  Other operating income, net decreased $2.7 million as a result of business interruption recoveries related to downtime associated with the Neches ship-loader insurance claim received in the first quarter of 2020. An additional $4.1 million decrease is related to a net gain from the disposition of property, plant and equipment during first quarter 2020.

Natural Gas Liquids Segment

Comparative Results of Operations for the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,		Variance	Percent Change
	2021	2020
	(In thousands)
Products Revenues	$98,085	$82,215	$15,870	19%
Cost of products sold	82,512	74,260	8,252	11%
Operating expenses	995	939	56	6%
Selling, general and administrative expenses	2,207	1,147	1,060	92%
Depreciation and amortization	611	609	2	—%
	11,760	5,260	6,500	124%
Other operating loss, net	(690)	(2)	(688)	(34,400)%
Operating income	$11,070	$5,258	$5,812	111%

NGL sales volumes (Bbls)	2,145	2,445	(300)	(12)%

    Products Revenues. Our average sales price per barrel increased $12.10, or 36%, resulting in an increase to revenues of $29.6 million. The increase in average sales price per barrel was the result of an increase in market prices. Sales volumes decreased 12%, decreasing revenues by $13.7 million.

Cost of products sold.  Our average cost per barrel increased $8.10, or 27%, increasing cost of products sold by $19.8 million.  The increase in average cost per barrel was the result of an increase in market prices.  The decrease in sales volume of 12% resulted in a $11.5 million decrease to cost of products sold. Our margins increased $4.01 per barrel, or 123%, during the period.

    Operating expenses.  Operating expenses remained relatively consistent.

Selling, general and administrative expenses.  Selling, general and administrative increased $1.1 million as a result of increased compensation expense.

Depreciation and amortization. Depreciation and amortization remained relatively consistent.

Other operating income (loss), net.  Other operating income, net represents gains and losses from the disposition of property, plant and equipment.

Interest Expense, Net

Comparative Components of Interest Expense, Net for the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,		Variance	Percent Change
	2021	2020
	(In thousands)
Revolving loan facility	$2,091	$2,444	$(353)	(14)%
Senior Notes	9,657	6,531	3,126	48%
Amortization of deferred debt issuance costs	755	492	263	53%
Amortization of debt premium	—	(77)	77	100%
Other	441	425	16	4%
Finance leases	9	114	(105)	(92)%
Capitalized interest	—	(4)	4	100%
Total interest expense, net	$12,953	$9,925	$3,028	31%

Indirect Selling, General and Administrative Expenses

	Three Months Ended March 31,		Variance	Percent Change
	2021	2020
	(In thousands)
Indirect selling, general and administrative expenses	$3,919	$4,372	$(453)	(10)%

    Indirect selling, general and administrative expenses decreased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to a decrease in the indirect expenses allocated from Martin Resource Management.

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

    Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. The Conflicts Committee of our general partner approved the following reimbursement amounts during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Variance	Percent Change
	2021	2020
	(In thousands)
Conflicts Committee approved reimbursement amount	$3,542	$4,103	$(561)	(14)%

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

Cash Flows - Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

    The following table details the cash flow changes between the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Variance	Percent Change
	2021	2020
	(In thousands)
Net cash provided by (used in):
Operating activities	$3,854	$44,889	$(41,035)	(91)%
Investing activities	(4,185)	(6,295)	2,110	34%
Financing activities	(3,515)	(41,382)	37,867	92%
Net increase (decrease) in cash and cash equivalents	$(3,846)	$(2,788)	$(1,058)	(38)%

    Net cash provided by operating activities. The decrease in net cash provided by operating activities for the three months ended March 31, 2021 includes a decrease in operating results of $6.3 million and an unfavorable variance in working capital of $39.0 million. Offsetting this decrease was a $3.7 million increase in other non-cash charges and a favorable variance in other non-current assets and liabilities of $0.6 million.

    Net cash used in investing activities. Net cash used in investing activities for the three months ended March 31, 2021 decreased $2.1 million. A decrease in cash used of $8.2 million resulted from higher payments for capital expenditures and plant turnaround costs in 2020. Net proceeds from the sale of property, plant and equipment decreased $4.3 million and proceeds received from the involuntary conversion of property, plant and equipment decreased $1.8 million.

    Net cash used in financing activities. Net cash used in financing activities for the three months ended March 31, 2021 decreased primarily as a result of a $36.1 million decrease in net payments of long-term borrowings. Further, cash distributions paid decreased $2.3 million and costs associated with our credit facility decreased $0.1 million. Offsetting was an increase in payments of finance lease obligations of $0.6 million.

Total Contractual Obligations

A summary of our total contractual cash obligations as of March 31, 2021, is as follows:

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Revolving credit facility	$176,000	$—	$176,000	$—	$—
11.5% senior secured notes, due 2025	291,970	—	—	291,970	—
10.0% senior secured notes, due 2024	53,750	—	53,750	—	—
Throughput commitment	7,961	6,357	1,604	—	—
Operating leases	25,157	8,237	8,396	2,853	5,671
Finance lease obligations	565	335	230	—	—
Interest payable on finance lease obligations	25	19	6	—	—
Interest payable on fixed long-term debt obligations	147,185	38,952	77,455	30,778	—
Total contractual cash obligations	$702,613	$53,900	$317,441	$325,601	$5,671

The interest payable under our credit facility is not reflected in the above table because such amounts depend on the  outstanding balances and interest rates, which vary from time to time.

Letters of Credit.  At March 31, 2021, we had outstanding irrevocable letters of credit in the amount of $20.4 million, which were issued under our revolving credit facility.

Off Balance Sheet Arrangements.  We do not have any off-balance sheet financing arrangements.

Description of Our Indebtedness

Revolving Credit Facility

At March 31, 2021, we maintained a $300.0 million revolving credit facility that matures on August 31, 2023. As of March 31, 2021, we had $176.0 million outstanding under the revolving credit facility and $20.4 million of outstanding irrevocable letters of credit, leaving a maximum available to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $103.6 million. After giving effect to our then current borrowings, letters of credit to the extent drawn, and the financial covenants contained in our revolving credit facility, we had the ability to borrow approximately $29.3 million in additional amounts thereunder as of March 31, 2021.
The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.  During the three months ended March 31, 2021, the level of outstanding draws on our credit facility has ranged from a low of $148.0 million to a high of $201.0 million.

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

    Indebtedness under the credit facility bears interest at our option at the Eurodollar Rate (LIBOR), with a floor for LIBOR of 1%, plus an applicable margin, or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin. We pay a per annum fee on all letters of credit issued under the credit facility, and we pay a commitment fee per annum on the unused revolving credit commitments under the credit facility. The letter of credit fee, the commitment fee and the applicable margins for our interest rate vary quarterly based on our Total Leverage Ratio (as defined in the credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows as of March 31, 2021:

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

    The applicable margin for LIBOR borrowings at March 31, 2021 is 4.00%, with a 1% floor for LIBOR.

    The credit facility includes financial covenants that are tested on a quarterly basis, based on the rolling four quarter period that ends on the last day of each fiscal quarter.

    In addition, the credit facility contains various covenants, which, among other things, limit our and our subsidiaries’ ability to: (i) grant or assume liens; (ii) make investments (including investments in our joint ventures) and acquisitions; (iii) enter into certain types of hedging agreements; (iv) incur or assume indebtedness; (v) sell, transfer, assign or convey assets; (vi) repurchase our equity, make distributions (including a limit on our ability to make quarterly distributions to unitholders in excess of $0.005 per unit unless our Total Leverage Ratio (as defined in the credit facility) is below 3.75:1:00) and certain other restricted payments; (vii) change the nature of our business; (viii) engage in transactions with affiliates; (ix) enter into certain burdensome agreements; (x) make certain amendments to the Omnibus Agreement and our material agreements; and (xi) permit our joint ventures to incur indebtedness or grant certain liens.

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

Senior Secured Notes due 2025 and 2024

For a description of our 11.50% senior secured second lien notes due 2025 and 10.00% senior secured 1.5 lien notes due 2024, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Our Long-Term Debt" in our Annual Report on Form 10-K for the year ended December 31, 2020.

    Capital Resources and Liquidity

    Historically, we have generally satisfied our working capital requirements and funded our debt service obligations and capital expenditures with cash generated from operations and borrowings under our revolving credit facility.

    On March 31, 2021, we had cash and cash equivalents of $1.1 million and available borrowing capacity of $103.6 million under our revolving credit facility with $176.0 million of borrowings outstanding.  After giving effect to our current borrowings, outstanding letters of credit and the financial covenants contained in our revolving credit facility, we had the ability to borrow approximately $29.3 million in additional amounts thereunder as of March 31, 2021. Our revolving credit facility matures on August 31, 2023

    We expect that our primary sources of liquidity to meet operating expenses, service our indebtedness, pay distributions to our unitholders and fund capital expenditures will be provided by cash flows generated by our operations, borrowings under our revolving credit facility and access to the debt and equity capital markets.  Our ability to generate cash from operations will depend upon our future operating performance, which is subject to certain risks.   For a discussion of such risks, please read "Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2020, filed with the SEC on March 3, 2021.  In addition, due to the covenants in our revolving credit facility, our financial and operating performance impacts the amount we are permitted to borrow under that facility.

    We are in compliance with all debt covenants as of March 31, 2021 and expect to be in compliance for the next twelve months.

    Interest Rate Risk

We are subject to interest rate risk on our credit facility due to the variable interest rate and may enter into interest rate swaps to reduce this variable rate risk.

Seasonality

    A substantial portion of our revenues is dependent on sales prices of products, particularly NGLs and fertilizers, which fluctuate in part based on winter and spring weather conditions. The demand for NGLs is strongest during the winter heating season and refinery blending season. The demand for fertilizers is strongest during the early spring planting season. However, our Terminalling and Storage and Transportation business segments and the molten sulfur business are typically not impacted by seasonal fluctuations and a significant portion of our net income is derived from our Terminalling and Storage, Sulfur Services and Transportation business segments. Further, extraordinary weather events, such as hurricanes, have in the past, and could in the future, impact our Terminalling and Storage, Sulfur Services, and Transportation business segments.

Impact of Inflation

    Inflation did not have a material impact on our results of operations for the three months ended March 31, 2021 or 2020.  Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

    Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the three months ended March 31, 2021 or 2020.

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

We have entered into hedging transactions as of March 31, 2021 to protect a portion of our commodity price risk exposure. These hedging arrangements are in the form of swaps and options for NGLs. We have instruments totaling a gross notional quantity of 225,000 barrels settling during the period from April 30, 2021 through June 30, 2021. These instruments settle against the applicable pricing source for each grade and location. These instruments are recorded on our Consolidated and Condensed Balance Sheets at March 31, 2021 in "Fair value of derivatives" as a current asset of $0.01 million. Based on the current net notional volume hedged as of March 31, 2021, a $0.10 change in the expected settlement price of these contracts would result in an impact to our net income of approximately $0.9 million.

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 5.00% as of March 31, 2021.  Based on the amount of unhedged floating rate debt owed by us on March 31, 2021, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $1.8 million annually.

We are not exposed to changes in interest rates with respect to our 2024 Notes and 2025 Notes as these obligations are fixed rate.  Based on the quoted prices for identical liabilities in markets that are not active at March 31, 2021, the estimated fair value of the 2024 Notes and 2025 Notes was $56.0 million and $299.2 million respectively. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of a 100 basis point increase in interest rates. Such an increase in interest rates at March 31, 2021, would result in a $0.2 million decrease in the fair value of our 2024 Notes and a $9.6 million decrease in the fair value of our 2025 Notes.

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

    From time to time, we are subject to certain legal proceedings claims and disputes that arise in the ordinary course of our business. Although we cannot predict the outcomes of these legal proceedings, we do not believe these actions, in the aggregate, will have a material adverse impact on our financial position, results of operations or liquidity. Information regarding legal proceedings is set forth in Note 13 in Part I of this Form 10-Q.

Item 1A.	Risk Factors

    There have been no material changes to the Partnership's risk factors since our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 3, 2021.

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

101	Inline Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, formatted in Extensible Business Reporting Language: (1) the Consolidated and Condensed Balance Sheets; (2) the Consolidated and Condensed Statements of Income; (3) the Consolidated and Condensed Statements of Cash Flows; (4) the Consolidated and Condensed Statements of Capital; and (5) the Notes to Consolidated and Condensed Financial Statements.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (contained in Exhibit 101).
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

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

April 26, 2021	By:	/s/ Sharon L. Taylor
Sharon L. Taylor
Vice President and Chief Financial Officer