Form 10-Q
period 2021-06-30
MARTIN MIDSTREAM PARTNERS L.P.
filed 2021-07-26
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2021
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
 The number of the registrant’s Common Units outstanding at July 26, 2021, was 38,802,750.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
Assets
Cash	$681	$4,958
Accounts and other receivables, less allowance for doubtful accounts of $225 and $261, respectively	55,051	52,748
Inventories	71,358	54,122
Due from affiliates	20,619	14,807
Other current assets	6,913	8,991
Total current assets	154,622	135,626

Property, plant and equipment, at cost	891,746	889,108
Accumulated depreciation	(530,624)	(509,237)
Property, plant and equipment, net	361,122	379,871

Goodwill	16,823	16,823
Right-of-use assets	19,955	22,260
Deferred income taxes, net	21,495	22,253
Other assets, net	2,862	2,805
Total assets	$576,879	$579,638

Liabilities and Partners’ Capital (Deficit)
Current installments of long-term debt and finance lease obligations	$236	$31,497
Trade and other accounts payable	55,453	51,900
Product exchange payables	700	373
Due to affiliates	1,939	435
Income taxes payable	308	556
Fair value of derivatives	412	207
Other accrued liabilities	29,394	34,407
Total current liabilities	88,442	119,375

Long-term debt, net	517,311	484,597
Finance lease obligations	169	289
Operating lease liabilities	13,423	15,181
Other long-term obligations	8,631	7,067
Total liabilities	627,976	626,509

Commitments and contingencies
Partners’ capital (deficit)	(51,097)	(46,871)
Total partners’ capital (deficit)	(51,097)	(46,871)
Total liabilities and partners' capital (deficit)	$576,879	$579,638

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Terminalling and storage *	$18,702	$19,908	$37,080	$40,382
Transportation *	34,926	31,485	64,741	70,426
Sulfur services	2,949	2,914	5,899	5,829
Product sales: *
Natural gas liquids	67,232	30,299	165,317	112,510
Sulfur services	35,337	30,506	67,222	55,914
Terminalling and storage	25,147	25,526	45,008	54,460
	127,716	86,331	277,547	222,884
Total revenues	184,293	140,638	385,267	339,521

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas liquids *	61,590	24,293	140,725	94,128
Sulfur services *	24,177	17,559	45,391	32,854
Terminalling and storage *	20,226	21,438	34,728	45,118
	105,993	63,290	220,844	172,100
Expenses:
Operating expenses *	47,313	44,202	91,947	95,484
Selling, general and administrative *	8,960	9,858	19,569	20,320
Depreciation and amortization	14,483	15,343	28,917	30,582
Total costs and expenses	176,749	132,693	361,277	318,486

Other operating income (loss), net	89	15	(671)	2,525
Operating income	7,633	7,960	23,319	23,560

Other income (expense):
Interest expense, net	(13,309)	(9,377)	(26,262)	(19,302)
Gain on retirement of senior unsecured notes	—	—	—	3,484
Other, net	(1)	4	(1)	7
Total other expense	(13,310)	(9,373)	(26,263)	(15,811)

Net income (loss) before taxes	(5,677)	(1,413)	(2,944)	7,749
Income tax expense	(935)	(790)	(1,157)	(1,137)
Net income (loss)	(6,612)	(2,203)	(4,101)	6,612
Less general partner's interest in net (income) loss	132	44	82	(132)
Less (income) loss allocable to unvested restricted units	20	10	10	(45)
Limited partners' interest in net income (loss)	$(6,460)	$(2,149)	$(4,009)	$6,435

Net income (loss) per unit attributable to limited partners - basic	$(0.17)	$(0.06)	$(0.10)	$0.17
Net income (loss) per unit attributable to limited partners - diluted	$(0.17)	$(0.06)	$(0.10)	$0.17
Weighted average limited partner units - basic	38,687,874	38,661,852	38,690,228	38,651,357
Weighted average limited partner units - diluted	38,687,874	38,661,852	38,690,228	38,651,897
See accompanying notes to consolidated and condensed financial statements.

*Related Party Transactions Shown Below

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:*
Terminalling and storage	$15,569	$15,942	$30,875	$31,816
Transportation	4,889	5,393	8,899	11,287
Product Sales	71	38	185	130
Costs and expenses:*
Cost of products sold: (excluding depreciation and amortization)
Sulfur services	2,403	2,554	4,938	5,321
Terminalling and storage	7,036	4,249	11,604	10,026
Expenses:
Operating expenses	19,590	19,440	37,958	41,211
Selling, general and administrative	7,285	8,055	15,965	16,367

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL (DEFICIT)
(Unaudited)
(Dollars in thousands)

	Partners’ Capital (Deficit)
	Common Limited		General Partner Amount
	Units	Amount		Total
Balances - January 1, 2020	38,863,389	$(38,342)	$2,146	$(36,196)
Net income	—	6,480	132	6,612
Issuance of common units, net	—	—	—	—
Issuance of restricted units	81,000	—	—	—
Forfeiture of restricted units	(84,134)	—	—	—
General partner contribution	—	—	—	—
Cash distributions	—	(4,825)	(98)	(4,923)
Unit-based compensation	—	709	—	709
Purchase of treasury units	(7,748)	(9)	—	(9)
Balances - June 30, 2020	38,852,507	$(35,987)	$2,180	$(33,807)

Balances - January 1, 2021	38,851,174	$(48,776)	$1,905	$(46,871)
Net loss	—	(4,019)	(82)	(4,101)
Issuance of restricted units	42,168	—	—	—
Forfeiture of restricted units	(83,436)	—	—	—
Cash distributions	—	(388)	(8)	(396)
Unit-based compensation	—	288	—	288
Purchase of treasury units	(7,156)	(17)	—	(17)
Balances - June 30, 2021	38,802,750	$(52,912)	$1,815	$(51,097)

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(4,101)	$6,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,917	30,582
Amortization of deferred debt issuance costs	1,521	991
Amortization of premium on notes payable	—	(153)
Deferred income tax expense	758	1,018
Loss on sale of property, plant and equipment, net	671	175
Gain on retirement of senior unsecured notes	—	(3,484)
Derivative (income) loss	884	(1,463)
Net cash received (paid) for commodity derivatives	(679)	796
Unit-based compensation	288	709
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	(2,303)	37,180
Inventories	(17,572)	(3,128)
Due from affiliates	(5,812)	(1,060)
Other current assets	1,435	(5,547)
Trade and other accounts payable	3,335	(16,502)
Product exchange payables	327	811
Due to affiliates	1,504	(1,026)
Income taxes payable	(248)	26
Other accrued liabilities	(3,053)	(2,452)
Change in other non-current assets and liabilities	213	541
Net cash provided by operating activities	6,085	44,626

Cash flows from investing activities:
Payments for property, plant and equipment	(8,200)	(19,053)
Payments for plant turnaround costs	(1,694)	(231)
Proceeds from involuntary conversion of property, plant and equipment	—	4,369
Proceeds from sale of property, plant and equipment	133	1,768
Net cash used in investing activities	(9,761)	(13,147)

Cash flows from financing activities:
Payments of long-term debt	(144,790)	(156,860)
Payments under finance lease obligations	(2,591)	(3,222)
Proceeds from long-term debt	147,500	131,000
Purchase of treasury units	(17)	(9)
Payment of debt issuance costs	(307)	(269)
Cash distributions paid	(396)	(4,923)
Net cash used in financing activities	(601)	(34,283)

Net decrease in cash	(4,277)	(2,804)
Cash at beginning of period	4,958	2,856
Cash at end of period	$681	$52
Non-cash additions to property, plant and equipment	$686	$1,276

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2021
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2021
(Unaudited)

NOTE 3. REVENUE

    The following table disaggregates our revenue by major source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Terminalling and storage segment
Lubricant product sales	$25,147	$25,526	$45,008	$54,460
Throughput and storage	18,702	19,908	37,080	40,382
	$43,849	$45,434	$82,088	$94,842
Natural gas liquids segment
Natural gas liquids product sales	$67,232	$30,299	$165,317	$112,510
	$67,232	$30,299	$165,317	$112,510
Sulfur services segment
Sulfur product sales	$7,386	$6,367	$14,454	$12,849
Fertilizer product sales	27,951	24,139	52,768	43,065
Sulfur services	2,949	2,914	5,899	5,829
	$38,286	$33,420	$73,121	$61,743
Transportation segment
Land transportation	$27,486	$19,873	$50,442	$44,107
Inland transportation	6,633	10,611	13,357	24,317
Offshore transportation	807	1,001	942	2,002
	$34,926	$31,485	$64,741	$70,426

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
June 30, 2021
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

	2021	2022	2023	2024	2025	Thereafter	Total
Terminalling and storage
Throughput and storage	$21,046	$40,394	$41,605	$42,854	$44,197	$294,141	$484,237
Natural Gas Services
Natural Gas Liquids	3,288	6,048	5,391	5,405	5,391	3,131	28,654
Sulfur services
Sulfur product sales	8,582	16,279	15,233	975	975	—	42,044
Total	$32,916	$62,721	$62,229	$49,234	$50,563	$297,272	$554,935

NOTE 4. INVENTORIES

Components of inventories at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
Natural gas liquids	$41,805	$27,878
Sulfur	71	24
Fertilizer	8,216	10,854
Lubricants	16,701	11,002
Other	4,565	4,364
	$71,358	$54,122

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2021
(Unaudited)

NOTE 5. DEBT

At June 30, 2021 and December 31, 2020, long-term debt consisted of the following:

	June 30, 2021	December 31, 2020
$300,000 Revolving credit facility at variable interest rate (5.00%[1] weighted average at June 30, 2021), due August 2023[4] secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries, net of unamortized debt issuance costs of $3,392 and $3,826, respectively [2]	$176,108	$144,174
$400,000 Senior notes, 7.25% interest, net of unamortized debt issuance costs of $— and $—, respectively, including unamortized premium of $— and $—, respectively, issued $250,000 February 2013 and $150,000 April 2014, $26,200 repurchased during 2015, $9,344 repurchased during 2020, $335,666 refinanced as part of the August 2020 Exchange offer, $28,790 repaid at maturity in February 2021, unsecured [2,3,4]	—	28,790
$53,750 Senior notes, 10.0% interest, net of unamortized debt issuance costs of $3,005 and $3,577, respectively, due February 2024, secured [2,3]	50,745	50,173
$291,970 Senior notes, 11.5% interest, net of unamortized debt issuance costs of $1,512 and $1,720, respectively, due February 2025, secured [2,3]	290,458	290,250
Total	517,311	513,387
Less: current portion	—	(28,790)
Total long-term debt, net of current portion	$517,311	$484,597

Current installments of finance lease obligations	$236	$2,707
Finance lease obligations	169	289
Total finance lease obligations	$405	$2,996

    1 Interest rate fluctuates based on LIBOR or the base prime rate (set on the date of each advance) plus an applicable margin. The margin is set every three months. All amounts outstanding at December 31, 2020 and June 30, 2021 were at LIBOR plus an applicable margin with LIBOR having a floor of 1.0% per annum. The applicable margin for revolving loans that are LIBOR loans currently ranges from 2.75% to 4.00%, and the applicable margin for revolving loans that are base prime rate loans currently ranges from 1.75% to 3.00%.  The applicable margin for LIBOR borrowings at June 30, 2021 is 4.00%. The credit facility contains various covenants that limit the Partnership’s ability to make distributions; make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management Corporation (the "Omnibus Agreement"). The credit facility was amended on July 16, 2021 to, among other things, reduce the commitments thereunder from $300,000 to $275,000.

    2 The Partnership is in compliance with all debt covenants as of June 30, 2021 and December 31, 2020, respectively.

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

    The Partnership paid cash interest, net of capitalized interest, in the amount of $2,648 and $2,376 for the three months ended June 30, 2021 and 2020, respectively. The Partnership paid cash interest, net of capitalized interest, in the amount of $25,995 and $19,113 for the six months ended June 30, 2021 and 2020, respectively.  Capitalized interest was $0 and $6 for the three months ended June 30, 2021 and 2020, respectively. Capitalized interest was $0 and $9 for the six months ended June 30, 2021 and 2020, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2021
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

Our leases have remaining lease terms of 1 year to 15 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year. The Partnership includes extension periods and excludes termination periods from its lease term if, at commencement, it is reasonably likely that the Partnership will exercise the option.

    The components of lease expense for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$2,199	$2,767	$4,501	$5,611
Finance lease cost:
Amortization of right-of-use assets	$25	526	$115	1,115
Interest on lease liabilities	$6	86	$16	196
Short-term lease cost	$2,473	3,492	$5,581	6,915
Variable lease cost	$26	$22	$59	$50
Total lease cost	$4,729	$6,893	$10,272	$13,887

Supplemental balance sheet information related to leases at June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$19,955	$22,260

Current portion of operating lease liabilities included in "Other accrued liabilities"	$6,961	$7,529
Operating lease liabilities	$13,423	15,181
Total operating lease liabilities	$20,384	$22,710

Finance Leases
Property, plant and equipment, at cost	$1,071	$10,352
Accumulated depreciation	$(315)	(3,703)
Property, plant and equipment, net	$756	$6,649

Current installments of finance lease obligations	$236	$2,707
Finance lease obligations	$169	289
Total finance lease obligations	$405	$2,996

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2021
(Unaudited)

    The Partnership’s future minimum lease obligations as of June 30, 2021 consist of the following:

	Operating Leases	Finance Leases
Year 1	$7,769	$252
Year 2	5,094	172
Year 3	2,566	—
Year 4	1,735	—
Year 5	1,053	—
Thereafter	5,511	—
Total	$23,728	$424
Less amounts representing interest costs	(3,344)	(19)
Total lease liability	$20,384	$405

    The Partnership has non-cancelable revenue arrangements that are under the scope of ASC 842 whereby we have committed certain terminalling and storage assets in exchange for a minimum fee. Future minimum revenues the Partnership expects to receive under these non-cancelable arrangements as of June 30, 2021 are as follows: 2021 - $11,559; 2022 - $14,771; 2023 - $14,364; 2024 - $14,364; 2025 - $13,798; subsequent years - $38,539.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2021
(Unaudited)

NOTE 7. SUPPLEMENTAL BALANCE SHEET INFORMATION

    Components of "Other accrued liabilities" were as follows:

	June 30, 2021	December 31, 2020
Accrued interest	$14,851	$16,104
Asset retirement obligations	300	1,692
Property and other taxes payable	3,765	4,869
Accrued payroll	2,940	3,244
Operating lease liabilities	6,961	7,529
Other	577	969
	$29,394	$34,407

The schedule below summarizes the changes in our asset retirement obligations:

June 30, 2021

Beginning asset retirement obligations	$8,759
Additions to asset retirement obligations	—
Accretion expense	194
Liabilities settled	(22)
Ending asset retirement obligations	8,931
Current portion of asset retirement obligations[1]	(300)
Long-term portion of asset retirement obligations[2]	$8,631

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
June 30, 2021
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

(a)    Commodity Derivative Instruments

    The Partnership from time to time has used derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  The Partnership has established a hedging policy and monitors and manages the commodity market risk associated with potential commodity risk exposure.  In addition, the Partnership has focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. The Partnership has entered into hedging transactions as of June 30, 2021, to protect a portion of its commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. At June 30, 2021, the Partnership had instruments totaling a gross notional quantity of 390,000 barrels settling during the period from July 31, 2021 through December 31, 2021. At December 31, 2020, the Partnership had instruments totaling a gross notional quantity of 137,000 barrels settling during the period from January 31, 2021 through February 28, 2021. These instruments settle against the applicable pricing source for each grade and location.

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

(b)    Tabular Presentation of Gains and Losses on Derivative Instruments

    The following table summarizes the fair value and classification of the Partnership’s derivative instruments in its Consolidated and Condensed Balance Sheets:

	Fair Values of Derivative Instruments in the Consolidated and Condensed Balance Sheets
	Derivative Assets			Derivative Liabilities
		Fair Values			Fair Values
	Balance Sheet Location	June 30, 2021	December 31, 2020	Balance Sheet Location	June 30, 2021	December 31, 2020
Derivatives not designated as hedging instruments:	Current:
Commodity contracts	Fair value of derivatives	$—	$—	Fair value of derivatives	$412	$207
Total derivatives not designated as hedging instruments		$—	$—		$412	$207

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2021
(Unaudited)

Effect of Derivative Instruments on the Consolidated and Condensed Statements of Operations
For the Three Months Ended June 30, 2021 and 2020

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2021	2020
Derivatives not designated as hedging instruments:
Commodity contracts	Cost of products sold	$552	$(162)
Total effect of derivatives not designated as hedging instruments		$552	$(162)

Effect of Derivative Instruments on the Consolidated and Condensed Statements of Operations
For the Six Months Ended June 30, 2021 and 2020

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2021	2020
Derivatives not designated as hedging instruments:
Commodity contracts	Cost of products sold	$(884)	$(129)
Total effect of derivatives not designated as hedging instruments		$(884)	$(129)

NOTE 9. PARTNERS' CAPITAL

As of June 30, 2021, Partners’ capital consisted of 38,802,750 common limited partner units, representing a 98% partnership interest, and a 2% general partner interest. Martin Resource Management Corporation, through subsidiaries, owns 6,114,532 of the Partnership's common limited partner units representing approximately 15.8% of the Partnership's outstanding common limited partner units. Martin Midstream GP LLC ("MMGP"), the Partnership's general partner, owns the 2% general partnership interest. Martin Resource Management Corporation controls the Partnership's general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of the Partnership's general partner.

The partnership agreement of the Partnership (the "Partnership Agreement") contains specific provisions for the allocation of net income and losses to each of the partners for purposes of maintaining their respective partner capital accounts.

Impact on Partners' Capital (Deficit) Related to Transactions Between Entities Under Common Control

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2021
(Unaudited)

Incentive Distribution Rights

MMGP holds a 2% general partner interest and certain incentive distribution rights ("IDRs") in the Partnership. IDRs are a separate class of non-voting limited partner interest that may be transferred or sold by the general partner under the terms of the Partnership Agreement, and represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution and any cumulative arrearages on common units once certain target distribution levels have been achieved. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the Partnership Agreement. The general partner was allocated no incentive distributions during the six months ended June 30, 2021 and 2020.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2021
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net income (loss)	$(6,612)	$(2,203)	$(4,101)	$6,612
Less general partner’s interest in net income (loss):
Distributions payable on behalf of general partner interest	4	4	8	53
General partner interest in undistributed income (loss)	(136)	(48)	(90)	79
Less income (loss) allocable to unvested restricted units	(20)	(10)	(10)	45
Limited partners’ interest in net income (loss)	$(6,460)	$(2,149)	$(4,009)	$6,435

    The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic weighted average limited partner units outstanding	38,687,874	38,661,852	38,690,228	38,651,357
Dilutive effect of restricted units issued	—	—	—	540
Total weighted average limited partner diluted units outstanding	38,687,874	38,661,852	38,690,228	38,651,897

    All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the periods presented. All common unit equivalents were antidilutive for the three and six months ended June 30, 2021 and the three months ended June 30, 2020 because the limited partners were allocated a net loss in this period.

NOTE 10. UNIT BASED AWARDS

    The Partnership recognizes compensation cost related to unit-based awards to both employees and non-employees in its consolidated and condensed financial statements in accordance with certain provisions of ASC 718. Amounts recognized in selling, general, and administrative expense in the consolidated and condensed financial statements with respect to these plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Employees	$—	$301	$194	$602
Non-employee directors	48	62	94	107
Total unit-based compensation expense	$48	$363	$288	$709

All of the Partnership's outstanding awards at June 30, 2021 met the criteria to be treated under equity classification.

Long-Term Incentive Plans

      The Partnership's general partner has a long-term incentive plan for employees and directors of the general partner and its affiliates who perform services for the Partnership.
    On May 26, 2017, the unitholders of the Partnership approved the Martin Midstream Partners L.P. 2017 Restricted Unit Plan (the "2017 LTIP"). The 2017 LTIP currently permits the grant of awards covering an aggregate of 3,000,000 common units, all of which can be awarded in the form of restricted units. The 2017 LTIP is administered by the compensation committee of the general partner’s board of directors (the "Compensation Committee").

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2021
(Unaudited)

 A restricted unit is a unit that is granted to grantees with certain vesting restrictions, which may be time-based and/or performance-based. Once these restrictions lapse, the grantee is entitled to full ownership of the unit without restrictions. The Compensation Committee may determine to make grants under the plan containing such terms as the Compensation Committee shall determine under the plan. With respect to time-based restricted units ("TBRUs"), the Compensation Committee will determine the time period over which restricted units granted to employees and directors will vest. The Compensation Committee may also award a percentage of restricted units with vesting requirements based upon the achievement of specified pre-established performance targets ("Performance Based Restricted Units" or "PBRUs"). The performance targets may include, but are not limited to, the following: revenue and income measures, cash flow measures, net income before interest expense and income tax expense ("EBIT"), net income before interest expense, income tax expense, and depreciation and amortization ("EBITDA"), distribution coverage metrics, expense measures, liquidity measures, market measures, corporate sustainability metrics, and other measures related to acquisitions, dispositions, operational objectives and succession planning objectives. PBRUs are earned only upon our achievement of an objective performance measure for the performance period. PBRUs which vest are payable in common units.  Unvested units granted under the 2017 LTIP may or may not participate in cash distributions depending on the terms of each individual award agreement.

The performance conditions related to the PBRUs awarded on March 1, 2018 were not achieved and the Partnership treated these units as forfeited at expiration on March 31, 2021. As such, the Partnership did not recognize compensation expense related to these units.

The restricted units issued to directors generally vest in equal annual installments over a four-year period. Restricted units issued to employees generally vest in equal annual installments over three years of service.

In February 2021, the Partnership issued 14,056 TBRUs to each of the Partnership's three independent directors under the 2017 LTIP.  These restricted common units vest in equal installments of 3,514 units on January 24, 2022, 2023, 2024, and 2025.
    The restricted units are valued at their fair value at the date of grant, which is equal to the market value of common units on such date. A summary of the restricted unit activity for the six months ended June 30, 2021 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	273,424	$10.52
Granted (TBRU)	42,168	$2.49
Vested	(117,280)	$11.96
Forfeited	(83,436)	$13.90
Non-Vested, end of period	114,876	$3.65

Aggregate intrinsic value, end of period	$347
    A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three and six months ended June 30, 2021 and 2020 is provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Aggregate intrinsic value of units vested	$—	$—	$257	$151
Fair value of units vested	—	—	1,418	1,427

    As of June 30, 2021, there was $344 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.42 years.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2021
(Unaudited)

NOTE 11. RELATED PARTY TRANSACTIONS

As of June 30, 2021, Martin Resource Management Corporation owns 6,114,532 of the Partnership’s common units representing approximately 15.8% of the Partnership’s outstanding limited partner units.  Martin Resource Management Corporation controls the Partnership's general partner by virtue of its 51% voting interest in Holdings, the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership and the Partnership’s IDRs.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management Corporation’s ownership as of June 30, 2021, effectively gives Martin Resource Management Corporation the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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
June 30, 2021
(Unaudited)

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

    Effective January 1, 2021, through December 31, 2021, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $14,386. The Partnership reimbursed Martin Resource Management Corporation for $3,652 and $4,103 of indirect expenses for the three months ended June 30, 2021 and 2020, respectively.  The Partnership reimbursed Martin Resource Management Corporation for $7,193 and $8,261 of indirect expenses for the six months ended June 30, 2021 and 2020, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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
June 30, 2021
(Unaudited)

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

    Term and Pricing. The agreement will continue unless either party terminates the agreement by giving at least 30 days' written notice to the other party.  The rates under the agreement are subject to any adjustments which are mutually agreed upon or in accordance with a price index. Additionally, shipping charges are also subject to fuel surcharges determined on a weekly basis in accordance with the U.S. Department of Energy’s national diesel price list.

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
June 30, 2021
(Unaudited)

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

Other Agreements

     Cross Tolling Agreement. The Partnership is a party to an amended and restated tolling agreement with Cross Oil Refining and Marketing, Inc. ("Cross") dated October 28, 2014, under which the Partnership processes crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts for Cross.  The tolling agreement expires November 25, 2031.  Under this tolling agreement, Cross agreed to process a minimum of 6,500 barrels per day of crude oil at the facility at a fixed price per barrel.  Any additional barrels are processed at a modified price per barrel.  In addition, Cross agreed to pay a monthly reservation fee and a periodic fuel surcharge fee based on certain parameters specified in the tolling agreement.   Further, certain capital improvements, to the extent requested by Cross, are reimbursed through a capital recovery fee.  As of December 31, 2019, the annual capital recovery fee reimbursement of $2,088 expired. An additional $2,586 of capital recovery fee reimbursement expired on December 31, 2020.  All of these fees (other than the fuel surcharge and capital recovery fee) are subject to escalation annually based upon the greater of 3% or the increase in the Consumer Price Index for a specified annual period. Also, the Partnership renegotiated a crude transportation contract set to expire in the first half of 2022, resulting in a reduction in revenue of $2,145 annually beginning January 1, 2020.

East Texas Mack Leases. MTI leases equipment, including tractors and trailers, from East Texas Mack Sales ("East Texas Mack"). Certain of our directors or officers are owners of East Texas Mack, including entities affiliated with Ruben Martin, who owns approximately 46% of the issued and outstanding stock of East Texas Mack. Amounts paid to East Texas Mack for tractor and trailer lease payments and lease residuals for the three months ended June 30, 2021 and 2020 were $282 and $154, respectively. Amounts paid to East Texas Mack for tractor and trailer lease payments and lease residuals for the six months ended June 30, 2021 and 2020 were $518 and $259, respectively.

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

    The impact of related party revenues from sales of products and services is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Terminalling and storage	$15,569	$15,942	$30,875	$31,816
Transportation	4,889	5,393	8,899	11,287
Product sales:
Sulfur services	29	9	59	28
Terminalling and storage	42	29	126	102
	71	38	185	130
	$20,529	$21,373	$39,959	$43,233

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2021
(Unaudited)

    The impact of related party cost of products sold is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of products sold:
Sulfur services	$2,403	$2,554	$4,938	$5,321
Terminalling and storage	7,036	4,249	11,604	10,026
	$9,439	$6,803	$16,542	$15,347

    The impact of related party operating expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Transportation	$13,644	$13,388	$26,703	$28,941
Natural gas liquids	513	498	977	995
Sulfur services	1,306	1,137	2,049	2,283
Terminalling and storage	4,127	4,417	8,229	8,992
	$19,590	$19,440	$37,958	$41,211

    The impact of related party selling, general and administrative expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Selling, general and administrative:
Transportation	$1,701	$1,817	$3,371	$3,656
Natural gas liquids	276	533	2,084	1,237
Sulfur services	736	746	1,507	1,489
Terminalling and storage	832	835	1,652	1,673
Indirect, including overhead allocation	3,740	4,124	7,351	8,312
	$7,285	$8,055	$15,965	$16,367

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2021
(Unaudited)

Three Months Ended June 30, 2021	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	45,524	(1,675)	43,849	6,996	2,576	1,507
Transportation	38,349	(3,423)	34,926	4,331	(2,709)	1,091
Sulfur services	38,286	—	38,286	2,568	8,249	799
Natural gas liquids	67,232	—	67,232	588	3,297	140
Indirect selling, general and administrative	—	—	—	—	(3,780)	—
Total	$189,391	$(5,098)	$184,293	$14,483	$7,633	$3,537

Three Months Ended June 30, 2020	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	46,976	(1,542)	45,434	7,272	2,969	3,427
Transportation	35,259	(3,774)	31,485	4,328	(2,078)	772
Sulfur services	33,420	—	33,420	3,131	8,814	1,739
Natural gas liquids	30,300	(1)	30,299	612	2,616	70
Indirect selling, general and administrative	—	—	—	—	(4,361)	—
Total	$145,955	$(5,317)	$140,638	$15,343	$7,960	$6,008

Six Months Ended June 30, 2021	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$85,358	$(3,270)	$82,088	$14,101	$4,884	$4,172
Transportation	72,318	(7,577)	64,741	8,329	(8,212)	1,616
Sulfur services	73,121	—	73,121	5,288	16,602	3,863
Natural gas liquids	165,317	—	165,317	1,199	17,744	461
Indirect selling, general and administrative	—	—	—	—	(7,699)	—
Total	$396,114	$(10,847)	$385,267	$28,917	$23,319	$10,112

Six Months Ended June 30, 2020	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$98,110	$(3,268)	$94,842	$14,728	$3,727	$7,022
Transportation	80,433	(10,007)	70,426	8,608	(7,099)	4,698
Sulfur services	61,756	(13)	61,743	6,025	22,672	4,874
Natural gas liquids	112,515	(5)	112,510	1,221	12,993	175
Indirect selling, general and administrative	—	—	—	—	(8,733)	—
Total	$352,814	$(13,293)	$339,521	$30,582	$23,560	$16,769

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2021
(Unaudited)

    The Partnership's assets by reportable segment as of June 30, 2021 and December 31, 2020, are as follows:

	June 30, 2021	December 31, 2020
Total assets:
Terminalling and storage	$254,877	$252,794
Transportation	145,709	151,953
Sulfur services	97,750	94,154
Natural gas liquids	78,543	80,737
Total assets	$576,879	$579,638

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2021
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 2
	June 30, 2021	December 31, 2020
Commodity derivative contracts, net	$(412)	$(207)
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

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Notes	$—	$—	$28,790	$28,581
2024 Notes	$50,745	$55,314	$50,173	$55,214
2025 Notes	$290,458	$303,927	$290,250	$288,692
Total	$341,203	$359,241	$369,213	$372,487

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

NOTE 16. INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Provision for income taxes	$935	$790	$1,157	$1,137

The operations of a partnership are generally not subject to income taxes, except for Texas margin tax, because its income is taxed directly to its partners. MTI, a wholly owned subsidiary of the Partnership, is subject to income taxes due to its corporate structure (the "Taxable Subsidiary"). Total income tax expense of $874 and $590, related to the operation of the Taxable Subsidiary, for the three months ended June 30, 2021 and 2020, resulted in an effective income tax rate ("ETR") of 40.22% and (472.00)%, respectively. Total income tax expense of $977 and $937, related to the operation of the Taxable Subsidiary, for the six months ended June 30, 2021 and 2020, resulted in an ETR of 38.73% and 98.32%, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2021
(Unaudited)

The increase in the effective income tax rate during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to pretax income recorded for the three months ended June 30, 2021 compared to pretax losses recorded for the similar period in 2020. The decrease in the effective income tax rate during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was primarily due to a decrease in permanent differences in the current period. The increase in the provision for income taxes for the three and six months ended June 30, 2021, compared to similar periods in 2020, was primarily due to an increase in income before income taxes in the current period.

    A current federal income tax expense (benefit) of $108 and $(307), related to the operation of the Taxable Subsidiary, was recorded for the three months ended June 30, 2021 and 2020, respectively. A current federal income tax expense (benefit) of $123 and $(174), related to the operation of the Taxable Subsidiary, was recorded for the six months ended June 30, 2021 and 2020, respectively. A current state income tax expense of $83 and $164, related to the operation of the Taxable Subsidiary, was recorded for the three months ended June 30, 2021 and 2020, respectively. A current state income tax expense of $96 and $93, related to the operation of the Taxable Subsidiary, was recorded for the six months ended June 30, 2021 and 2020, respectively.

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

    A deferred tax expense related to the MTI temporary differences of $683 and $733 was recorded for the three months ended June 30, 2021 and 2020, respectively. A deferred tax expense related to the MTI temporary differences of $758 and $1,018 was recorded for the six months ended June 30, 2021 and 2020, respectively. A net deferred tax asset of $21,495 and $22,253, related to the cumulative book and tax temporary differences, existed at June 30, 2021 and December 31, 2020, respectively.

    All income tax positions taken for all open years are more likely than not to be sustained based upon their technical merit under applicable tax laws.

NOTE 17. SUBSEQUENT EVENTS

Amendment to Revolving Credit Facility. On July 16, 2021, the Partnership amended its revolving credit facility to, among other things, reduce the commitments thereunder from $300,000 to $275,000, and modify the financial covenants. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Recent Developments – Amendment to Revolving Credit Facility” for more information regarding this amendment.

2021 Phantom Unit Plan. On July 21, 2021, the board of directors of the general partner of the Partnership and the Compensation Committee approved the Martin Midstream Partners L.P. 2021 Phantom Unit Plan (the “Plan”), effective as of the same date. The Plan permits the awards of phantom units and phantom unit appreciation rights to any employee or non-employee director of the Partnership, including its executive officers. The awards may be time-based or performance-based and will be paid, if at all, in cash. See “Part II – Item 5. Other Information” for more information regarding the Plan.

Quarterly Distribution. On July 22, 2021, the Partnership declared a quarterly cash distribution of $0.005 per common unit for the second quarter of 2021, or $0.020 per common unit on an annualized basis, which will be paid on August 13, 2021 to unitholders of record as of August 6, 2021.

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

    We were formed in 2002 by Martin Resource Management Corporation, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management Corporation has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management Corporation is an important supplier and customer of ours. As of June 30, 2021, Martin Resource Management Corporation owned 15.8% of our total outstanding common limited partner units. Furthermore, Martin Resource Management Corporation controls Martin Midstream GP LLC ("MMGP"), our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of MMGP. MMGP owns a 2.0% general partner interest in us and all of our incentive distribution rights. Martin Resource Management Corporation directs our business operations through its ownership interests in and control of our general partner.

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

    Martin Resource Management Corporation has operated our business since our inception in 2002.  Martin Resource Management Corporation began operating our NGL business in the 1950s and our sulfur business in the 1960s. It began our land transportation business in the early 1980s and our marine transportation business in the late 1980s. It entered into our fertilizer and terminalling and storage businesses in the early 1990s.

Significant Recent Developments

Amendment to Revolving Credit Facility. On July 16, 2021, the Operating Partnership and the Partnership entered into a Twelfth Amendment to Third Amended and Restated Credit Agreement (the "Twelfth Amendment") with Royal Bank of Canada, as administrative agent and collateral agent for the lenders and as an L/C Issuer and a lender, and the other lenders party thereto, which amends the Third Amended and Restated Credit Agreement, dated as of March 28, 2013, as amended (the “Credit Agreement”).

Upon the closing of the Twelfth Amendment, the Credit Agreement was amended to, among other things:

•reduce the aggregate amount of commitments under the Credit Agreement from $300.0 million to $275.0 million;

•eliminate the Partnership’s ability to increase the commitments under the Credit Agreement without the requisite consent of the lenders;

•eliminate the requirement for a $25.0 million reduction in the commitments under the Credit Agreement if the Partnership receives $25.0 million or more in net cash proceeds from any asset sale;

•require the Operating Partnership to maintain a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 1.75:1.0 with respect to the fiscal quarter ended in June of 2021, 1.6:1.0 with respect to the fiscal quarter ending in September of 2021, 1.75:1.0 with respect to the fiscal quarter ending in December of 2021, 1.85:1.0 with respect to the fiscal quarters ending in March and June of 2022, and 2.0:1.0 with respect to each fiscal quarter thereafter;

•require the Operating Partnership to maintain a maximum Total Leverage Ratio (as defined in the Credit Agreement) of not more than 5.75:1.0 with respect to the fiscal quarters ending in June and September of 2021, 5.25:1.0 with respect to the fiscal quarter ending in December of 2021, and 5.0:1.0 with respect to each fiscal quarter thereafter; and

•require the Operating Partnership to maintain a maximum First Lien Leverage Ratio (as defined in the Credit Agreement) of not more than 2.25:1.0 with respect to each fiscal quarter ending in 2021, 1.75:1.0 with respect to each fiscal quarter ending in 2022, and 1.5:1.0 with respect to each fiscal quarter thereafter.

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

COVID-19. We continue to monitor the impacts of the COVID-19 pandemic on all aspects of our business. Travel restrictions and stay-at-home orders in place during much of 2020 that were implemented by governments in many regions and countries across the globe, including the U.S., have greatly impacted the demand for refined products resulting in a significant reduction in refinery utilization, which impacted our 2020 performance and continues to impact our marine transportation business in 2021.

Looking forward, we expect to continue to experience some adverse impacts of COVID-19 in our marine transportation segment but we believe that refinery utilization will continue to increase in the second half of 2021 as a result of widespread vaccinations, government stimulus, and a rebounding economy. This should ultimately improve refined product demand as people generally return to in-person work and resume travel. We expect this will positively impact our marine transportation business as demand for our services improves.

Overall, the extent to which the duration and severity of the pandemic impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted at this time. Accordingly, it is possible that the impact of the pandemic, including the impact of variants of COVID-19, such as the Delta variant, could have a material adverse effect on the Partnership's results of operations, financial position and cash flows for the year ended December 31, 2021 including the recoverability of long-lived assets and goodwill, the valuation of inventory, and the amount of expected credit losses.
Management considered the impact of the pandemic on the assumptions and estimates used in the preparation of the financial statements. A sustained reduction in refinery demand and utilization could lead to future asset impairments as well as adversely affect access to capital and financing to be able to meet future obligations. Management also assessed the extent to which the current macroeconomic events brought about by the pandemic and significant declines in refined product demand impacted the valuation of expected credit losses on accounts receivable and certain inventory items or resulted in modifications to any significant contracts. Ultimately the results of these assessments did not have a material impact on our results as of June 30, 2021.

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

Subsequent Events

Quarterly Distribution. On July 22, 2021, we declared a quarterly cash distribution of $0.005 per common unit for the second quarter of 2021, or $0.020 per common unit on an annualized basis, which will be paid on August 13, 2021 to unitholders of record as of August 6, 2021.

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

Related Party Agreements

The Omnibus Agreement requires us to reimburse Martin Resource Management Corporation for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management Corporation for $32.6 million of direct costs and expenses for the three months ended June 30, 2021 compared to $30.2 million for the three months ended June 30, 2020. We reimbursed Martin Resource Management Corporation for $63.1 million of direct costs and expenses for the six months ended June 30, 2021 compared to $64.6 million for the six months ended June 30, 2020. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management Corporation for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.  In each of the three months ended June 30, 2021 and 2020, the Conflicts Committee approved reimbursement amounts of $3.7 million and $4.1 million, respectively. In each of the six months ended June 30, 2021 and 2020, the Conflicts Committee approved reimbursement amounts of $7.2 million and $8.3 million, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management Corporation provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management Corporation’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management Corporation also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

Commercial

We have been and anticipate that we will continue to be both a significant customer and supplier of products and services offered by Martin Resource Management Corporation. In the aggregate, the impact of related party transactions included in total costs and expenses accounted for approximately 21% and 26% of our total costs and expenses during the three months ended June 30, 2021 and 2020, respectively. In the aggregate, the impact of related party transactions included in total costs and expenses accounted for approximately 20% and 23% of our total costs and expenses during the six months ended June 30, 2021 and 2020, respectively.

Correspondingly, Martin Resource Management Corporation is one of our significant customers. Our sales to Martin Resource Management Corporation accounted for approximately 11% and 15% of our total revenues for the three months ended June 30, 2021 and 2020, respectively. Our sales to Martin Resource Management Corporation accounted for approximately 10% and 13% of our total revenues for the six months ended June 30, 2021 and 2020, respectively.

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

Reconciliation of Non-GAAP Financial Measures

The following table reconciles the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the three and six months ended June 30, 2021 and 2020.

Reconciliation of EBITDA, Adjusted EBITDA, Distributable Cash Flow and Adjusted Free Cash Flow

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net income (loss)	$(6,612)	$(2,203)	$(4,101)	$6,612
Adjustments:
Interest expense, net	13,309	9,377	26,262	19,302
Income tax expense	935	790	1,157	1,137
Depreciation and amortization	14,483	15,343	28,917	30,582
EBITDA	22,115	23,307	52,235	57,633
Adjustments:
(Gain) loss on sale of property, plant and equipment, net	(89)	(15)	671	175
Unrealized mark-to-market on commodity derivatives	424	—	205	(669)
Non-cash insurance related accruals	—	250	—	250
Lower of cost or market adjustments	—	—	—	335
Gain on repurchase of senior unsecured notes	—	—	—	(3,484)
Unit-based compensation	48	363	288	709
Adjusted EBITDA	22,498	23,905	53,399	54,949
Adjustments:
Interest expense, net	(13,309)	(9,377)	(26,262)	(19,302)
Income tax expense	(935)	(790)	(1,157)	(1,137)
Amortization of debt premium	—	(76)	—	(153)
Amortization of deferred debt issuance costs	766	499	1,521	991
Deferred income tax expense	683	732	758	1,018
Payments for plant turnaround costs	(20)	(81)	(1,694)	(231)
Maintenance capital expenditures	(2,370)	(2,280)	(6,441)	(5,306)
Distributable Cash Flow	$7,313	$12,532	$20,124	$30,829
Adjustments:
Expansion capital expenditures	$(1,147)	$(2,585)	$(1,977)	$(7,931)
Principal payments under finance lease obligations	(160)	(1,358)	(2,591)	(3,222)
Adjusted Free Cash Flow	$6,006	$8,589	$15,556	$19,676

Results of Operations

    The results of operations for the three and six months ended June 30, 2021 and 2020 have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the three and six months ended June 30, 2021 and 2020.  The results of operations for these interim periods are not necessarily indicative of the results of operations which might be expected for the entire year.

Our consolidated and condensed results of operations are presented on a comparative basis below.  There are certain items of income and expense which we do not allocate on a segment basis.  These items, including interest expense and indirect selling, general and administrative expenses, are discussed following the comparative discussion of our results within each segment.

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended June 30, 2021	(in thousands)
Terminalling and storage	$45,524	$(1,675)	$43,849	$3,698	$(1,122)	$2,576
Transportation	38,349	(3,423)	34,926	696	(3,405)	(2,709)
Sulfur services	38,286	—	38,286	6,308	1,941	8,249
Natural gas liquids	67,232	—	67,232	711	2,586	3,297
Indirect selling, general and administrative	—	—	—	(3,780)	—	(3,780)
Total	$189,391	$(5,098)	$184,293	$7,633	$—	$7,633

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended June 30, 2020	(in thousands)
Terminalling and storage	$46,976	$(1,542)	$45,434	$3,352	$(383)	$2,969
Transportation	35,259	(3,774)	31,485	555	(2,633)	(2,078)
Sulfur services	33,420	—	33,420	7,385	1,429	8,814
Natural gas liquids	30,300	(1)	30,299	1,029	1,587	2,616
Indirect selling, general and administrative	—	—	—	(4,361)	—	(4,361)
Total	$145,955	$(5,317)	$140,638	$7,960	$—	$7,960

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Six Months Ended June 30, 2021	(in thousands)
Terminalling and storage	$85,358	$(3,270)	$82,088	$7,128	$(2,244)	$4,884
Transportation	72,318	(7,577)	64,741	(641)	(7,571)	(8,212)
Sulfur services	73,121	—	73,121	12,750	3,852	16,602
Natural gas liquids	165,317	—	165,317	11,781	5,963	17,744
Indirect selling, general and administrative	—	—	—	(7,699)	—	(7,699)
Total	$396,114	$(10,847)	$385,267	$23,319	$—	$23,319

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Six Months Ended June 30, 2020	(in thousands)
Terminalling and storage	$98,110	$(3,268)	$94,842	$4,381	$(654)	$3,727
Transportation	80,433	(10,007)	70,426	2,944	(10,043)	(7,099)
Sulfur services	61,756	(13)	61,743	18,681	3,991	22,672
Natural gas liquids	112,515	(5)	112,510	6,287	6,706	12,993
Indirect selling, general and administrative	—	—	—	(8,733)	—	(8,733)
Total	$352,814	$(13,293)	$339,521	$23,560	$—	$23,560

Terminalling and Storage Segment

Comparative Results of Operations for the Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,		Variance	Percent Change
	2021	2020
	(In thousands, except BBL per day)
Revenues:
Services	$20,358	$21,436	$(1,078)	(5)%
Products	25,166	25,540	(374)	(1)%
Total revenues	45,524	46,976	(1,452)	(3)%

Cost of products sold	20,759	22,697	(1,938)	(9)%
Operating expenses	12,664	12,254	410	3%
Selling, general and administrative expenses	1,468	1,398	70	5%
Depreciation and amortization	6,996	7,272	(276)	(4)%
	3,637	3,355	282	8%
Other operating income (loss), net	61	(3)	64	2,133%
Operating income	$3,698	$3,352	$346	10%

Shore-based throughput volumes (guaranteed minimum) (gallons)	20,000	20,000	—	—%
Smackover refinery throughput volumes (guaranteed minimum BBL per day)	6,500	6,500	—	—%

Services revenues. Services revenues decreased $1.1 million, of which $1.1 million was primarily a result of the disposition of the consigned lube business as part of the Mega Lubricants sale as well as decreases in space rent and throughput revenue of $0.2 million at our shore-based terminals. In addition, revenue at the Smackover refinery decreased $0.3 million primarily due to the expiration of the capital recovery fee . Offsetting these decreases are increases at our specialty terminals related to throughput revenue of $0.5 million.

Products revenues. The disposition of our Mega Lubricants business resulted in a $5.2 million decrease in product revenues at our shore-based terminals. Offsetting this reduction, a 14% increase in average sales price combined with 9% higher sales volumes at our blending and packaging facilities resulted in a $4.9 million increase to products revenues.

Cost of products sold. The disposition of our Mega Lubricants business resulted in a $6.0 million decrease in cost of products sold at our shore-based terminals. Offsetting this reduction, a 15% increase in average cost per gallon combined with 9% higher sales volumes at our blending and packaging facilities resulted in a $4.2 million increase in cost of products sold.

Operating expenses. Operating expenses increased $0.4 million primarily as a result of increases in utilities of $0.4 million, insurance premiums of $0.1 million and lease expense of $0.1 million offset by lower compensation expense of $0.3 million.

Selling, general and administrative expenses. Selling, general and administrative expenses remained consistent.

Depreciation and amortization. The reduction in depreciation and amortization is primarily the result of asset disposals, offset by recent capital expenditures.

Other operating income (loss), net. Other operating income (loss), net represents gains and losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,		Variance	Percent Change
	2021	2020
	(In thousands, except BBL per day)
Revenues:
Services	$40,317	$43,603	$(3,286)	(8)%
Products	45,041	54,507	(9,466)	(17)%
Total revenues	85,358	98,110	(12,752)	(13)%

Cost of products sold	35,700	47,685	(11,985)	(25)%
Operating expenses	25,457	25,205	252	1%
Selling, general and administrative expenses	2,967	3,057	(90)	(3)%
Depreciation and amortization	14,101	14,728	(627)	(4)%
	7,133	7,435	(302)	(4)%
Other operating loss, net	(5)	(3,054)	3,049	100%
Operating income	$7,128	$4,381	$2,747	63%

Shore-based throughput volumes (guaranteed minimum) (gallons)	40,000	40,000	—	—%
Smackover refinery throughput volumes (guaranteed minimum) (BBL per day)	6,500	6,500	—	—%

Services revenues. Services revenues decreased $3.3 million, of which $2.6 million was primarily a result of the disposition of the consigned lube business as part of the Mega Lubricants sale as well as decreases in space rent and throughput revenue of $0.6 million at our shore-based terminals. In addition, revenue at the Smackover refinery decreased $0.8 primarily due to the expiration of the capital recovery fee. Offsetting these decreases were increases at our specialty terminals related to throughput revenue of $0.3 million and storage revenue of $0.3 million.

Products revenues. The disposition of our Mega Lubricants business resulted in a $12.9 million decrease in product revenues at our shore-based terminals. Offsetting this reduction, a 12% increase in average sales price offset by a 3% decrease in sales volumes at our blending and packaging facilities resulted in a $3.5 million increase to products revenues.

Cost of products sold. The disposition of our Mega Lubricants business resulted in a $14.4 million decrease in cost of products sold at our shore-based terminals. Offsetting this reduction, an 11% increase in average cost per gallon offset by a 3% decrease in sales volumes at our blending and packaging facilities resulted in a $2.5 million increase in cost of products sold.

Operating expenses. Operating expenses increased $0.3 million primarily as a result of increases in utilities of $0.6 million, insurance premiums of $0.5 million offset by lower compensation expense of $0.7 million

Selling, general and administrative expenses. Selling, general and administrative expenses remained consistent.

Depreciation and amortization. The reduction in depreciation and amortization is primarily the result of asset disposals, offset by recent capital expenditures.

Other operating loss, net. Other operating loss, net represents gains and losses from the disposition of property, plant and equipment.

Transportation Segment

Comparative Results of Operations for the Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,		Variance	Percent Change
	2021	2020
	(In thousands)
Revenues	$38,349	$35,259	$3,090	9%
Operating expenses	31,485	28,331	3,154	11%
Selling, general and administrative expenses	1,858	2,058	(200)	(10)%
Depreciation and amortization	4,331	4,328	3	—%
	675	542	133	25%
Other operating income, net	21	13	8	62%
Operating income	$696	$555	$141	25%

Marine Transportation Revenues. Inland revenues decreased $4.3 million, primarily related to lower transportation rates and reduction in marine equipment. Offshore revenues decreased $0.5 million primarily due to lower utilization.

Land Transportation Revenues. Freight revenue increased $5.6 million. Total miles increased 19%, resulting in a $4.1 million increase and transportation rates increased 7%, resulting in a $1.5 million increase. Additionally, fuel surcharge revenue increased $2.2 million.

Operating expenses. The increase in operating expenses is primarily a result of increases in pass-through expenses (primarily fuel) of $1.8 million, compensation expense of $0.9 million and repairs and maintenance of $0.7 million.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased primarily due to decreased compensation expense.

Depreciation and amortization. Depreciation and amortization remained relatively consistent.

Other operating income, net. Other operating income, net represents gains from the disposition of property, plant and equipment.

Comparative Results of Operations for the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,		Variance	Percent Change
	2021	2020
	(In thousands)
Revenues	$72,318	$80,433	$(8,115)	(10)%
Operating expenses	60,989	63,493	(2,504)	(4)%
Selling, general and administrative expenses	3,658	4,193	(535)	(13)%
Depreciation and amortization	8,329	8,608	(279)	(3)%
	$(658)	$4,139	$(4,797)	(116)%
Other operating income (loss), net	17	(1,195)	1,212	101%
Operating income (loss)	$(641)	$2,944	$(3,585)	(122)%

Marine Transportation Revenues. Inland revenues decreased $11.0 million, primarily related to lower utilization, transportation rates, and reduction in marine equipment. Offshore revenues decreased $1.4 million primarily due to lower utilization. Additionally, ancillary revenue (primarily fuel) decreased $0.9 million.

Land Transportation Revenues. Freight revenue increased primarily due to a 5% increase in transportation rates resulting in a $2.3 million increase and total miles increased 3% resulting in a $1.4 million increase. Additionally, fuel surcharge decreased $1.5 million.

Operating expenses. The decrease in operating expenses is primarily a result of decreases in compensation expense of $2.3 million, outside services of $1.3 million, offset by increases in pass through expenses (primarily fuel) of $1.1 million.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased primarily due to decreased compensation expense.

Depreciation and amortization. Depreciation and amortization decreased as a result of recent disposals and assets being fully depreciated, offset by recent capital expenditures.

Other operating income (loss), net. Other operating income (loss), net represents losses from the disposition of property, plant and equipment.

Sulfur Services Segment

Comparative Results of Operations for the Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,		Variance	Percent Change
	2021	2020
	(In thousands)
Revenues:
Services	$2,949	$2,914	$35	1%
Products	35,337	30,506	4,831	16%
Total revenues	38,286	33,420	4,866	15%

Cost of products sold	25,397	18,601	6,796	37%
Operating expenses	2,804	3,142	(338)	(11)%
Selling, general and administrative expenses	1,215	1,166	49	4%
Depreciation and amortization	2,568	3,131	(563)	(18)%
	6,302	7,380	(1,078)	(15)%
Other operating income, net	6	5	1	20%
Operating income	$6,308	$7,385	$(1,077)	(15)%

Sulfur (long tons)	146	166	(20)	(12)%
Fertilizer (long tons)	84	91	(7)	(8)%
Total sulfur services volumes (long tons)	230	257	(27)	(11)%

Services revenues.  Services revenues increased slightly as a result of a contractually prescribed, index-based fee adjustment.

Products revenues.  Products revenues increased $9.0 million as a result of a 29% rise in average sulfur services sales prices. Products revenues decreased $4.2 million due to an 11% decrease in sales volumes, primarily related to a 12% decrease in sulfur volumes.

Cost of products sold.  A 53% increase in product cost impacted cost of products sold by $9.8 million, resulting from a rise in commodity prices. An 11% decrease in sales volumes resulted in an offsetting decrease in cost of products sold of $3.0 million.  Margin per ton decreased $3.11, or 7%.

Operating expenses.  Operating expenses decreased due to a reduction in insurance premiums and claims of $0.3 million, outside towing of $0.2 million, and repairs and maintenance of marine assets of $0.1 million. Offsetting this decrease was an increase of $0.2 million in marine fuel and lube expense and a combined increase of $0.1 million in assist tugs and utilities.

Selling, general and administrative expenses.   Selling, general and administrative expenses remained relatively consistent.

Depreciation and amortization.   Depreciation and amortization decreased as a result of certain assets being fully depreciated in the prior period as well as reduced amortization of turnaround costs.

Other operating income, net.  Other operating income, net represents gains and losses on the disposition of property, plant and equipment.

Comparative Results of Operations for the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,		Variance	Percent Change
	2021	2020
	(In thousands)
Revenues:
Services	$5,899	$5,829	$70	1%
Products	67,222	55,927	11,295	20%
Total revenues	73,121	61,756	11,365	18%

Cost of products sold	47,820	35,405	12,415	35%
Operating expenses	4,813	6,052	(1,239)	(20)%
Selling, general and administrative expenses	2,456	2,369	87	4%
Depreciation and amortization	5,288	6,025	(737)	(12)%
	12,744	11,905	839	7%
Other operating income, net	6	6,776	(6,770)	(100)%
Operating income	$12,750	$18,681	$(5,931)	(32)%

Sulfur (long tons)	219	349	(130)	(37)%
Fertilizer (long tons)	179	165	14	8%
Total sulfur services volumes (long tons)	398	514	(116)	(23)%

Services revenues.  Services revenues increased slightly as a result of a contractually prescribed, index-based fee adjustment.

Products revenues.  Products revenues increased $30.9 million as a result of a 55% rise in average sulfur services sales prices. Products revenues decreased $19.6 million due to a 23% decrease in sales volumes, primarily related to a 37% decrease in sulfur volumes.

Cost of products sold.  A 74% increase in product cost impacted cost of products sold by $26.3 million, resulting from a rise in commodity prices. A 23% decrease in sales volumes resulted in an offsetting decrease in cost of products sold of $13.9 million.  Margin per ton increased $8.82, or 22%.

Operating expenses.  Operating expenses decreased due to a reduction in outside towing of $0.4 million, insurance premiums and claims of $0.3 million, repairs and maintenance of marine assets of $0.2 million, marine fuel and lube expense of $0.2 million, assist tugs of $0.2 million, and lease expense of $0.1 million. Offsetting this decrease was an increase in utilities of $0.1 million.

Selling, general and administrative expenses.   Selling, general and administrative expenses remained relatively consistent.

Depreciation and amortization.   Depreciation and amortization decreased as a result of certain assets being fully depreciated in the prior period as well as reduced amortization of turnaround costs.

Other operating income, net.  Other operating income, net decreased $2.7 million as a result of business interruption recoveries related to downtime associated with the Neches ship-loader insurance claim received in the first quarter of 2020. An additional $4.1 million decrease is related to a net gain from the disposition of property, plant and equipment during the first quarter of 2020.

Natural Gas Liquids Segment

Comparative Results of Operations for the Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,		Variance	Percent Change
	2021	2020
	(In thousands)
Products Revenues	$67,232	$30,300	$36,932	122%
Cost of products sold	64,176	26,579	37,597	141%
Operating expenses	1,061	1,150	(89)	(8)%
Selling, general and administrative expenses	697	930	(233)	(25)%
Depreciation and amortization	588	612	(24)	(4)%
	710	1,029	(319)	(31)%
Other operating income, net	1	—	1
Operating income	$711	$1,029	$(318)	(31)%

NGL sales volumes (Bbls)	1,259	1,698	(439)	(26)%

    Products Revenues. Our average sales price per barrel increased $35.56, or 199%, increasing revenues by $60.4 million. The increase in average sales price per barrel was due to a rise in commodity prices. Sales volumes decreased 26%, lowering revenues by $23.4 million.

Cost of products sold.  Our average cost per barrel increased $35.32, or 226%, increasing cost of products sold by $60.0 million.  The increase in average cost per barrel was due to a rise in commodity prices.  The decrease in sales volume of 26% resulted in a $22.4 million reduction to cost of products sold. Our margins improved $0.24 per barrel, or 11%, during the period.

Operating expenses.  Operating expenses decreased $0.1 million related to lower utilities, permits and property taxes.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased primarily due to decreased compensation expense.

    Depreciation and amortization. Depreciation and amortization remained relatively consistent.

    Other operating income, net.  Other operating income, net represents gains and losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,		Variance	Percent Change
	2021	2020
	(In thousands)
Products Revenues	$165,317	$112,515	$52,802	47%
Cost of products sold	146,688	100,839	45,849	45%
Operating expenses	2,056	2,089	(33)	(2)%
Selling, general and administrative expenses	2,904	2,077	827	40%
Depreciation and amortization	1,199	1,221	(22)	(2)%
	12,470	6,289	6,181	98%
Other operating loss, net	(689)	(2)	(687)	(34,350)%
Operating income	$11,781	$6,287	$5,494	87%

NGL sales volumes (Bbls)	3,404	4,143	(739)	(18)%

    Products Revenues. Our average sales price per barrel increased $21.41, or 79%, increasing revenues by $88.7 million. The increase in average sales price per barrel was due to a rise in commodity prices. Sales volumes decreased 18%, lowering revenues by $35.9 million.

Cost of products sold.  Our average cost per barrel increased $18.75, or 77%, increasing cost of products sold by $77.7 million.  The increase in average cost per barrel was the result of an increase in market prices.  The decrease in sales volume of 18% resulted in a $31.9 million reduction to cost of products sold. Our margins improved $2.65 per barrel, or 94%, during the period.

    Operating expenses.  Operating expenses remained relatively consistent.

Selling, general and administrative expenses.  Selling, general and administrative increased $0.8 million as a result of increased compensation expense.

Depreciation and amortization. Depreciation and amortization remained relatively consistent.

Other operating income (loss), net.  Other operating income, net represents gains and losses from the disposition of property, plant and equipment.

Interest Expense, Net

Comparative Components of Interest Expense, Net for the Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,		Variance	Percent Change
	2021	2020
	(In thousands)
Revolving credit facility	$2,226	$1,720	$506	29%
Senior notes	9,846	6,679	3,167	47%
Amortization of deferred debt issuance costs	766	499	267	54%
Amortization of debt discount	—	(76)	76	100%
Other	466	475	(9)	(2)%
Finance leases	5	85	(80)	(94)%
Capitalized interest	—	(5)	5	100%
Total interest expense, net	$13,309	$9,377	$3,932	42%

Comparative Components of Interest Expense, Net for the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,		Variance	Percent Change
	2021	2020
	(In thousands)
Revolving credit facility	$4,317	$4,164	$153	4%
Senior notes	19,503	13,210	6,293	48%
Amortization of deferred debt issuance costs	1,521	991	530	53%
Amortization of debt premium	—	(153)	153	100%
Other	907	900	7	1%
Finance leases	14	199	(185)	(93)%
Capitalized interest	—	(9)	9	100%
Total interest expense, net	$26,262	$19,302	$6,960	36%

Indirect Selling, General and Administrative Expenses

	Three Months Ended June 30,		Variance	Percent Change	Six Months Ended June 30,		Variance	Percent Change
	2021	2020			2021	2020
	(In thousands)				(In thousands)
Indirect selling, general and administrative expenses	$3,780	$4,361	$(581)	(13)%	$7,699	$8,733	$(1,034)	(12)%

    Indirect selling, general and administrative expenses decreased for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 primarily due to a decrease in the indirect expenses allocated from Martin Resource Management Corporation.

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

    Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. The Conflicts Committee of our general partner approved the following reimbursement amounts during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Variance	Percent Change	Six Months Ended June 30,		Variance	Percent Change
	2021	2020			2021	2020
	(In thousands)				(In thousands)
Conflicts Committee approved reimbursement amount	$3,652	$4,103	$(451)	(11)%	$7,193	$8,261	$(1,068)	(13)%

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

Cash Flows - Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

    The following table details the cash flow changes between the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Variance	Percent Change
	2021	2020
	(In thousands)
Net cash provided by (used in):
Operating activities	$6,085	$44,626	$(38,541)	(86)%
Investing activities	(9,761)	(13,147)	3,386	26%
Financing activities	(601)	(34,283)	33,682	98%
Net increase (decrease) in cash and cash equivalents	$(4,277)	$(2,804)	$(1,473)	(53)%

    Net cash provided by operating activities. The decrease in net cash provided by operating activities for the six months ended June 30, 2021 includes a reduction in operating results of $10.7 million, an unfavorable variance in working capital of $30.7 million, and an unfavorable variance in other non-current assets and liabilities of $0.3 million. Offsetting this decrease was a $3.2 million increase in other non-cash charges.

    Net cash used in investing activities. Net cash used in investing activities for the six months ended June 30, 2021 decreased $3.4 million. A reduction in cash used of $9.4 million resulted from higher payments for capital expenditures and plant turnaround costs in 2020. Net proceeds from the sale of property, plant and equipment decreased $1.6 million and proceeds received from the involuntary conversion of property, plant and equipment decreased $4.4 million.

    Net cash used in financing activities. Net cash used in financing activities for the six months ended June 30, 2021 decreased primarily as a result of a $28.6 million reduction in net payments of long-term borrowings. Further, cash distributions paid decreased $4.5 million and payments of finance lease obligations decreased $0.6 million.

Total Contractual Obligations

A summary of our total contractual cash obligations as of June 30, 2021, is as follows:

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Revolving credit facility	$179,500	$—	$179,500	$—	$—
11.5% senior secured notes, due 2025	291,970	—	—	291,970	—
10.0% senior secured notes, due 2024	53,750	—	53,750	—	—
Throughput commitment	6,236	6,236	—	—	—
Operating leases	23,728	7,769	7,660	2,788	5,511
Finance lease obligations	405	236	169	—	—
Interest payable on finance lease obligations	19	16	3	—	—
Interest payable on fixed long-term debt obligations	137,447	38,952	76,111	22,384	—
Total contractual cash obligations	$693,055	$53,209	$317,193	$317,142	$5,511

The interest payable under our credit facility is not reflected in the above table because such amounts depend on the  outstanding balances and interest rates, which vary from time to time.

Letters of Credit.  At June 30, 2021, we had outstanding irrevocable letters of credit in the amount of $26.7 million, which were issued under our revolving credit facility.

Off Balance Sheet Arrangements.  We do not have any off-balance sheet financing arrangements.

Description of Our Indebtedness

Revolving Credit Facility

At June 30, 2021, we maintained a $300.0 million revolving credit facility that matures on August 31, 2023. As of June 30, 2021, we had $179.5 million outstanding under the revolving credit facility and $26.7 million of outstanding irrevocable letters of credit, leaving a maximum available to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $93.8 million. After giving effect to our then current borrowings, letters of credit (to the extent drawn), and the financial covenants contained in our revolving credit facility, we had the ability to borrow approximately $40.6 million in additional amounts thereunder as of June 30, 2021. As part of the amendment to our credit facility that closed on July 16, 2021, the lenders’ commitments were reduced from $300.0 million to $275.0 million. As a result of the financial covenants in the revolving credit facility, such reduction of the lenders’ commitments would not have impacted our available liquidity under the revolving credit facility at June 30, 2021, nor did it reduce the currently foreseeable amount that we can borrow under the revolving credit facility. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Recent Developments – Amendment to Revolving Credit Facility” for more information regarding this amendment.
The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.  During the six months ended June 30, 2021, the level of outstanding draws on our credit facility has ranged from a low of $148.0 million to a high of $201.0 million.

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

    Indebtedness under the credit facility bears interest at our option at the Eurodollar Rate (LIBOR), with a floor for LIBOR of 1%, plus an applicable margin, or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin. We pay a per annum fee on all letters of credit issued under the credit facility, and we pay a commitment fee per annum on the unused revolving credit commitments under the credit facility. The letter of credit fee, the commitment fee and the applicable margins for our interest rate vary quarterly based on our Total Leverage Ratio (as defined in the credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows as of June 30, 2021:

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

    The applicable margin for LIBOR borrowings at June 30, 2021 is 4.00%, with a 1% floor for LIBOR.

    The credit facility includes financial covenants that are tested on a quarterly basis, based on the rolling four quarter period that ends on the last day of each fiscal quarter.

    In addition, the credit facility contains various covenants, which, among other things, limit our and our subsidiaries’ ability to: (i) grant or assume liens; (ii) make investments (including investments in our joint ventures) and acquisitions; (iii) enter into certain types of hedging agreements; (iv) incur or assume indebtedness; (v) sell, transfer, assign or convey assets; (vi) repurchase our equity, make distributions (including a limit on our ability to make quarterly distributions to unitholders in excess of $0.005 per unit unless our Total Leverage Ratio (as defined in the credit facility) is below 3.75:1:00 and certain other restricted payments; (vii) change the nature of our business; (viii) engage in transactions with affiliates; (ix) enter into certain burdensome agreements; (x) make certain amendments to the Omnibus Agreement and our material agreements; and (xi) permit our joint ventures to incur indebtedness or grant certain liens.

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

    On June 30, 2021, we had cash and cash equivalents of $0.7 million and available borrowing capacity of $93.8 million under our revolving credit facility with $179.5 million of borrowings outstanding.  After giving effect to our current borrowings, outstanding letters of credit and the financial covenants contained in our revolving credit facility, we had the ability to borrow approximately $40.6 million in additional amounts thereunder as of June 30, 2021. Our revolving credit facility matures on August 31, 2023.

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

    We are in compliance with all debt covenants as of June 30, 2021 and expect to be in compliance for the next twelve months.

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

Impact of Inflation

    Inflation did not have a material impact on our results of operations for the six months ended June 30, 2021 or 2020.  Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

    Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the six months ended June 30, 2021 or 2020.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Partnership is exposed to commodity risk and interest rate risk in its normal business activities. The following disclosures about market risk provide an update to, and should be read in conjunction with, “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 3, 2021.

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

We have entered into hedging transactions as of June 30, 2021 to protect a portion of our commodity price risk exposure. These hedging arrangements are in the form of swaps and options for NGLs. We have instruments totaling a gross notional quantity of 390,000 barrels settling during the period from July 31, 2021 through December 31, 2021. These instruments settle against the applicable pricing source for each grade and location. These instruments are recorded on our Consolidated and Condensed Balance Sheets at June 30, 2021 in "Fair value of derivatives" as a current liability of $0.4 million. Based on the current net notional volume hedged as of June 30, 2021, a $0.10 change in the expected settlement price of these contracts would result in an impact to our net income of approximately $1.6 million.

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 5.00% as of June 30, 2021.  Based on the amount of unhedged floating rate debt owed by us on June 30, 2021, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $1.8 million annually.

We are not exposed to changes in interest rates with respect to our 2024 Notes and 2025 Notes as these obligations are fixed rate.  Based on the quoted prices for identical liabilities in markets that are not active at June 30, 2021, the estimated fair value of the 2024 Notes and 2025 Notes was $55.3 million and $303.9 million, respectively. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of a 100 basis point increase in interest rates. Such an increase in interest rates at June 30, 2021, would result in a $0.1 million decrease in the fair value of our 2024 Notes and a $8.9 million decrease in the fair value of our 2025 Notes.

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

Item 5.	Other Information

Disclosure Pursuant to Item 5.02 of Form 8-K – Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers. On July 21, 2021, the board of directors of the general partner of the Partnership and the Compensation Committee approved the Martin Midstream Partners L.P. 2021 Phantom Unit Plan (the “Plan”), effective as of the same date. The Plan permits the awards of phantom units and phantom unit appreciation rights to any employee or non-employee director of the Partnership, including its executive officers. The awards may be time-based or performance-based and will be paid, if at all, in cash.

The award of a phantom unit entitles the participant to a cash payment equal to the value of the phantom unit on the vesting date or dates, which value is the fair market value of a common unit of the Partnership (a “Unit”) on such vesting date or dates. The award of a phantom unit appreciation right entitles the recipient to a cash payment equal to the difference between the value of a phantom unit on the vesting date or dates in excess of the value assigned by the Compensation Committee to the phantom unit as of the grant date. Phantom units and phantom unit appreciation rights granted to participants do not confer upon participants any right to a Unit.

On July 21, 2021, the Compensation Committee approved forms of time-based award agreements for phantom units and phantom unit appreciation rights, both of which awards vest in full on the third anniversary of the grant date. The grant date value of a phantom unit under a phantom unit appreciate right award is equal to the average of the closing price for a Unit during the 20 trading days immediately preceding the grant date of the award.

Generally, vesting of an award is subject to a participant remaining continuously employed with the Partnership through the vesting date. However, if prior to the vesting date (i) a participant is terminated without cause (as defined in the award agreement) or terminates employment after the participant has attained age 65 and ten years of employment (“retirement-eligible”), a prorated portion of the award will vest and be paid in cash no later than the 30th day following such termination date (subject to a six-month delay in payment for certain retirement-eligible participants) or (ii) there is a change in control of the Partnership (as defined in the Plan), the award will vest in full and be paid in cash no later than the 30th day following the date of the change of control; provided, however, the participant has been in continuous employment through the termination or change in control date, as applicable.

On July 21, 2021, 620,000 phantom units and 1,245,000 phantom unit appreciation rights were granted to employees of the general partner and its affiliates who perform services for the Partnership.

The foregoing summary of the Plan is qualified in its entirety by reference to the complete text of the Plan, the form of award agreement for phantom units and the form of award agreement for phantom unit appreciation rights, copies of which are filed as Exhibits 10.1, 10.2 and 10.3 to this Form 10-Q.

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

10.1*	Martin Midstream Partners L.P. 2021 Phantom Unit Plan, effective as of July 21, 2021.
10.2*	Form of Phantom Unit Award Agreement for the Martin Midstream Partners L.P. 2021 Phantom Unit Plan
10.3*	Form of Phantom Unit Appreciation Right Award Agreement for the Martin Midstream Partners L.P. 2021 Phantom Unit Plan
10.4
Twelfth Amendment to Third Amended and Restated Credit Agreement, dated as of July 16, 2021, by and among Martin Operating Partnership L.P., as borrower, Martin Midstream Partners L.P., the other Loan Parties party thereto, the Lenders party thereto, and Royal Bank of Canada, as administrative agent and collateral agent for the Lenders and as an L/C Issuer and a Lender (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed July 22, 2021, and incorporated herein by reference).

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

101	Inline Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021, formatted in Extensible Business Reporting Language: (1) the Consolidated and Condensed Balance Sheets; (2) the Consolidated and Condensed Statements of Income; (3) the Consolidated and Condensed Statements of Cash Flows; (4) the Consolidated and Condensed Statements of Capital; and (5) the Notes to Consolidated and Condensed Financial Statements.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (contained in Exhibit 101).

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

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

July 26, 2021	By:	/s/ Sharon L. Taylor
Sharon L. Taylor
Vice President and Chief Financial Officer