Form 10-Q
period 2021-09-30
MARTIN MIDSTREAM PARTNERS L.P.
filed 2021-10-25
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2021
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
 The number of the registrant’s Common Units outstanding at October 25, 2021, was 38,802,750.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
Assets
Cash	$6,783	$4,958
Accounts and other receivables, less allowance for doubtful accounts of $272 and $261, respectively	75,676	52,748
Inventories	98,139	54,122
Due from affiliates	10,133	14,807
Other current assets	10,441	8,991
Total current assets	201,172	135,626

Property, plant and equipment, at cost	894,767	889,108
Accumulated depreciation	(543,309)	(509,237)
Property, plant and equipment, net	351,458	379,871

Goodwill	16,823	16,823
Right-of-use assets	21,267	22,260
Deferred income taxes, net	20,834	22,253
Other assets, net	2,684	2,805
Total assets	$614,238	$579,638

Liabilities and Partners’ Capital (Deficit)
Current installments of long-term debt and finance lease obligations	$240	$31,497
Trade and other accounts payable	73,273	51,900
Product exchange payables	1,387	373
Due to affiliates	5,469	435
Income taxes payable	401	556
Fair value of derivatives	5,049	207
Other accrued liabilities	21,696	34,407
Total current liabilities	107,515	119,375

Long-term debt, net	547,090	484,597
Finance lease obligations	108	289
Operating lease liabilities	14,960	15,181
Other long-term obligations	8,721	7,067
Total liabilities	678,394	626,509

Commitments and contingencies
Partners’ capital (deficit)	(58,157)	(46,871)
Accumulated other comprehensive loss	(5,999)	—
Total partners’ capital (deficit)	(64,156)	(46,871)
Total liabilities and partners' capital (deficit)	$614,238	$579,638

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Terminalling and storage *	$18,980	$20,706	$56,060	$61,088
Transportation *	39,079	31,938	103,820	102,364
Sulfur services	2,950	2,915	8,849	8,744
Product sales: *
Natural gas liquids	91,764	52,350	257,081	164,860
Sulfur services	27,887	18,965	95,109	74,879
Terminalling and storage	30,598	25,659	75,606	80,119
	150,249	96,974	427,796	319,858
Total revenues	211,258	152,533	596,525	492,054

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas liquids *	85,137	44,908	225,862	139,036
Sulfur services *	20,266	13,313	65,657	46,167
Terminalling and storage *	24,167	19,124	58,895	64,242
	129,570	77,345	350,414	249,445
Expenses:
Operating expenses *	50,098	43,105	142,045	138,589
Selling, general and administrative *	9,739	10,339	29,308	30,659
Depreciation and amortization	13,945	15,276	42,862	45,858
Total costs and expenses	203,352	146,065	564,629	464,551

Other operating income (loss), net	61	23	(610)	2,548
Gain on involuntary conversion of property, plant and equipment	186	4,522	186	4,522
Operating income	8,153	11,013	31,472	34,573

Other income (expense):
Interest expense, net	(14,110)	(12,943)	(40,372)	(32,245)
Gain on retirement of senior unsecured notes	—	—	—	3,484
Loss on exchange of senior unsecured notes	—	(8,516)	—	(8,516)
Other, net	—	—	(1)	7
Total other expense	(14,110)	(21,459)	(40,373)	(37,270)

Net loss before taxes	(5,957)	(10,446)	(8,901)	(2,697)
Income tax expense	(954)	(373)	(2,111)	(1,510)
Net loss	(6,911)	(10,819)	(11,012)	(4,207)
Less general partner's interest in net loss	138	216	220	84
Less loss allocable to unvested restricted units	20	53	30	8
Limited partners' interest in net loss	$(6,753)	$(10,550)	$(10,762)	$(4,115)

Net loss per unit attributable to limited partners - basic	$(0.17)	$(0.27)	$(0.28)	$(0.11)
Net loss per unit attributable to limited partners - diluted	$(0.17)	$(0.27)	$(0.28)	$(0.11)
Weighted average limited partner units - basic	38,687,874	38,661,852	38,689,434	38,654,891
Weighted average limited partner units - diluted	38,687,874	38,661,852	38,689,434	38,654,891
See accompanying notes to consolidated and condensed financial statements.

*Related Party Transactions Shown Below

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:*
Terminalling and storage	$15,866	$15,902	$46,741	$47,718
Transportation	5,564	5,514	14,463	16,801
Product Sales	68	69	253	199
Costs and expenses:*
Cost of products sold: (excluding depreciation and amortization)
Sulfur services	2,441	2,512	7,379	7,833
Terminalling and storage	7,259	4,303	18,863	14,329
Expenses:
Operating expenses	20,088	18,915	58,046	60,126
Selling, general and administrative	7,659	8,356	23,624	24,723

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net loss	$(6,911)	$(10,819)	$(11,012)	$(4,207)
Changes in fair values of commodity cash flow hedges	(5,999)	—	(5,999)	—
Comprehensive loss	$(12,910)	$(10,819)	$(17,011)	$(4,207)

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL (DEFICIT)
(Unaudited)
(Dollars in thousands)

	Partners’ Capital (Deficit)
	Common Limited		General Partner Amount	Accumulated Other Comprehensive Income (Loss)
	Units	Amount			Total
Balances - January 1, 2020	38,863,389	$(38,342)	$2,146	$—	$(36,196)
Net loss	—	(4,123)	(84)	—	(4,207)
Issuance of restricted units	81,000	—	—	—	—
Forfeiture of restricted units	(84,134)	—	—	—	—
Cash distributions	—	(5,019)	(102)	—	(5,121)
Unit-based compensation	—	1,070	—	—	1,070
Purchase of treasury units	(7,748)	(9)	—	—	(9)
Balances - September 30, 2020	38,852,507	$(46,423)	$1,960	$—	$(44,463)

Balances - January 1, 2021	38,851,174	$(48,776)	$1,905	$—	$(46,871)
Net loss	—	(10,792)	(220)	—	(11,012)
Issuance of restricted units	42,168	—	—	—	—
Forfeiture of restricted units	(83,436)	—	—	—	—
Cash distributions	—	(581)	(12)	—	(593)
Unit-based compensation	—	336	—	—	336
Changes in fair values of commodity cash flow hedges	—	—	—	(5,999)	(5,999)
Purchase of treasury units	(7,156)	(17)	—	—	(17)
Balances - September 30, 2021	38,802,750	$(59,830)	$1,673	$(5,999)	$(64,156)

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(11,012)	$(4,207)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	42,862	45,858
Amortization of deferred debt issuance costs	2,585	2,674
Amortization of premium on notes payable	—	(191)
Deferred income tax expense	1,419	1,202
Loss on sale of property, plant and equipment, net	610	153
Gain on involuntary conversion of property, plant and equipment	(186)	(4,522)
Non-cash impact related to exchange of senior unsecured notes	—	(749)
Gain on retirement of senior unsecured notes	—	(3,484)
Derivative (income) loss	1,825	(815)
Net cash received (paid) for commodity derivatives	(2,982)	539
Non cash unit-based compensation	336	1,070
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	(22,924)	30,012
Product exchange receivables	—	(212)
Inventories	(44,353)	(15,184)
Due from affiliates	4,674	(1,103)
Other current assets	(1,912)	(6,130)
Trade and other accounts payable	21,092	(17,117)
Product exchange payables	1,014	(1,278)
Due to affiliates	5,034	(1,003)
Income taxes payable	(155)	(137)
Other accrued liabilities	(10,536)	(5,534)
Change in other non-current assets and liabilities	203	(692)
Net cash provided by (used in) operating activities	(12,406)	19,150

Cash flows from investing activities:
Payments for property, plant and equipment	(11,449)	(23,705)
Payments for plant turnaround costs	(2,679)	(637)
Proceeds from involuntary conversion of property, plant and equipment	274	7,203
Proceeds from sale of property, plant and equipment	225	4,392
Net cash used in investing activities	(13,629)	(12,747)

Cash flows from financing activities:
Payments of long-term debt	(211,790)	(253,637)
Payments under finance lease obligations	(2,648)	(4,021)
Proceeds from long-term debt	243,500	259,019
Purchase of treasury units	(17)	(9)
Payment of debt issuance costs	(592)	(3,628)
Cash distributions paid	(593)	(5,121)
Net cash provided by (used in) financing activities	27,860	(7,397)

Net increase (decrease) in cash	1,825	(994)
Cash at beginning of period	4,958	2,856
Cash at end of period	$6,783	$1,862
Non-cash additions to property, plant and equipment	$749	$1,432

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2021
(Unaudited)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Martin Midstream Partners L.P. (the "Partnership") is a publicly traded limited partnership with a diverse set of operations focused primarily in the United States ("U.S.") Gulf Coast region. Its four primary business lines include:   (1) terminalling, processing, storage and packaging services for petroleum products and by-products including the refining of naphthenic crude oil; (2) land and marine transportation services for petroleum products and by-products, chemicals, and specialty products; (3) sulfur and sulfur-based products processing, manufacturing, marketing and distribution; and (4) natural gas liquids marketing, distribution, and transportation services.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2021
(Unaudited)

NOTE 3. REVENUE

    The following table disaggregates our revenue by major source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Terminalling and storage segment
Lubricant product sales	$30,598	$25,659	$75,606	$80,119
Throughput and storage	18,980	20,706	56,060	61,088
	$49,578	$46,365	$131,666	$141,207
Natural gas liquids segment
Natural gas liquids product sales	$91,764	$52,350	$257,081	$164,860
	$91,764	$52,350	$257,081	$164,860
Sulfur services segment
Sulfur product sales	$7,768	$6,161	$22,222	$19,010
Fertilizer product sales	20,119	12,804	72,887	55,869
Sulfur services	2,950	2,915	8,849	8,744
	$30,837	$21,880	$103,958	$83,623
Transportation segment
Land transportation	$30,273	$21,879	$80,715	$65,986
Inland transportation	7,465	9,294	20,822	33,611
Offshore transportation	1,341	765	2,283	2,767
	$39,079	$31,938	$103,820	$102,364

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
September 30, 2021
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

	2021	2022	2023	2024	2025	Thereafter	Total
Terminalling and storage
Throughput and storage	$9,843	$40,394	$41,605	$42,910	$44,197	$294,205	$473,154
Natural Gas Services
Natural Gas Liquids	1,644	6,048	5,391	5,405	5,391	3,131	27,010
Sulfur services
Sulfur product sales	4,291	17,165	16,415	2,156	2,156	1,477	43,660
Total	$15,778	$63,607	$63,411	$50,471	$51,744	$298,813	$543,824

NOTE 4. INVENTORIES

Components of inventories at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
Natural gas liquids	$65,136	$27,878
Sulfur	49	24
Fertilizer	8,799	10,854
Lubricants	19,670	11,002
Other	4,485	4,364
	$98,139	$54,122

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2021
(Unaudited)

NOTE 5. DEBT

At September 30, 2021 and December 31, 2020, long-term debt consisted of the following:

	September 30, 2021	December 31, 2020
$275,000 Revolving credit facility at variable interest rate (5.00%[1] weighted average at September 30, 2021), due August 2023 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries, net of unamortized debt issuance costs of $3,004 and $3,826, respectively [2]	$205,496	$144,174
$400,000 Senior notes, 7.25% interest, net of unamortized debt issuance costs of $— and $—, respectively, including unamortized premium of $— and $—, respectively, issued $250,000 February 2013 and $150,000 April 2014, $26,200 repurchased during 2015, $9,344 repurchased during 2020, $335,666 refinanced as part of the August 2020 Exchange offer, $28,790 repaid at maturity in February 2021, unsecured [2,3,4]	—	28,790
$53,750 Senior notes due February 2024, 10.0% interest, net of unamortized debt issuance costs of $2,719 and $3,577, respectively, secured [2,3]	51,031	50,173
$291,970 Senior notes due February 2025, 11.5% interest, net of unamortized debt issuance costs of $1,407 and $1,720, respectively, secured [2,3]	290,563	290,250
Total	547,090	513,387
Less: current portion	—	(28,790)
Total long-term debt, net of current portion	$547,090	$484,597

Current installments of finance lease obligations	$240	$2,707
Finance lease obligations	108	289
Total finance lease obligations	$348	$2,996

    1 Interest rate fluctuates based on LIBOR (set on the date of each advance) or the base prime rate plus an applicable margin. The margin is set every three months. All amounts outstanding at December 31, 2020 and September 30, 2021 were at LIBOR plus an applicable margin with LIBOR having a floor of 1.00% per annum. The applicable margin for revolving loans that are LIBOR loans currently ranges from 2.75% to 4.00%, and the applicable margin for revolving loans that are base prime rate loans currently ranges from 1.75% to 3.00%.  The applicable margin for LIBOR borrowings at September 30, 2021 is 4.00%. The credit facility contains various covenants that limit the Partnership’s ability to make distributions; make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management Corporation (the "Omnibus Agreement"). The credit facility was amended on July 16, 2021 to, among other things, reduce the commitments thereunder from $300,000 to $275,000.

    2 The Partnership was in compliance with all debt covenants as of September 30, 2021 and December 31, 2020, respectively.

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

    The Partnership paid cash interest, net of capitalized interest, in the amount of $22,635 and $15,698 for the three months ended September 30, 2021 and 2020, respectively. The Partnership paid cash interest, net of capitalized interest, in the amount of $48,630 and $34,811 for the nine months ended September 30, 2021 and 2020, respectively.  Capitalized interest was $0 and $16 for the three months ended September 30, 2021 and 2020, respectively. Capitalized interest was $0 and $26 for the nine months ended September 30, 2021 and 2020, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2021
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

    The components of lease expense for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$2,485	$2,572	$6,987	$8,182
Finance lease cost:
Amortization of right-of-use assets	$25	390	$140	1,505
Interest on lease liabilities	$5	62	$21	258
Short-term lease cost	$2,324	3,138	$7,905	10,054
Variable lease cost	$28	$33	$87	$83
Total lease cost	$4,867	$6,195	$15,140	$20,082

Supplemental balance sheet information related to leases at September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$21,267	$22,260

Current portion of operating lease liabilities included in "Other accrued liabilities"	$6,746	$7,529
Operating lease liabilities	$14,960	15,181
Total operating lease liabilities	$21,706	$22,710

Finance Leases
Property, plant and equipment, at cost	$1,071	$10,352
Accumulated depreciation	$(339)	(3,703)
Property, plant and equipment, net	$732	$6,649

Current installments of finance lease obligations	$240	$2,707
Finance lease obligations	$108	289
Total finance lease obligations	$348	$2,996

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2021
(Unaudited)

    The Partnership’s future minimum lease obligations as of September 30, 2021 consist of the following:

	Operating Leases	Finance Leases
Year 1	$7,801	$252
Year 2	5,102	109
Year 3	2,923	—
Year 4	2,220	—
Year 5	1,494	—
Thereafter	7,120	—
Total	$26,660	$361
Less amounts representing interest costs	(4,954)	(13)
Total lease liability	$21,706	$348

    The Partnership has non-cancelable revenue arrangements that are under the scope of ASC 842 whereby we have committed certain terminalling and storage assets in exchange for a minimum fee. Future minimum revenues the Partnership expects to receive under these non-cancelable arrangements as of September 30, 2021 are as follows: 2021 - $6,139; 2022 - $14,924; 2023 - $14,364; 2024 - $14,364; 2025 - $13,798; subsequent years - $38,539.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2021
(Unaudited)

NOTE 7. SUPPLEMENTAL BALANCE SHEET INFORMATION

    Components of "Other accrued liabilities" were as follows:

	September 30, 2021	December 31, 2020
Accrued interest	$5,261	$16,104
Asset retirement obligations	300	1,692
Property and other taxes payable	4,546	4,869
Accrued payroll	4,425	3,244
Operating lease liabilities	6,746	7,529
Other	418	969
	$21,696	$34,407

The schedule below summarizes the changes in our asset retirement obligations:

September 30, 2021

Beginning asset retirement obligations	$8,759
Additions to asset retirement obligations	—
Accretion expense	284
Liabilities settled	(22)
Ending asset retirement obligations	9,021
Current portion of asset retirement obligations[1]	(300)
Long-term portion of asset retirement obligations[2]	$8,721

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
September 30, 2021
(Unaudited)

NOTE 8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Partnership’s results of operations could be materially impacted by changes in commodity prices and interest rates. In an effort to manage its exposure to these risks, the Partnership periodically enters into various derivative instruments, including commodity and interest rate hedges. At the time derivative contracts are entered into, the Partnership assesses whether the nature of the instrument qualifies for hedge accounting treatment according to the requirements of ASC 815 – Derivatives and Hedging. For those transactions designated as hedging instruments for accounting purposes, the Partnership documents all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking the various hedge transactions. The Partnership also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows or fair value of hedged items. All derivatives and hedging instruments are included on the balance sheet as an asset or a liability measured at fair value. Changes in fair value for hedging instruments are recognized on the balance sheet through Accumulated Other Comprehensive Income ("AOCI"). Settlements related to effective hedging relationships will be reclassified from AOCI to earnings during the term at which the hedged transactions are reflected on the income statement.

From time to time, derivatives designated for hedge accounting may be closed prior to contract expiration. The accounting treatment of closed positions depends on whether the closure occurred due to the hedged transaction occurring early or if the hedged transaction is still expected to occur as originally forecasted. For hedged transactions that occur early, the closure results in the realized gain or loss from closure being recognized in the same period the accelerated hedged transaction affects earnings. For hedged transactions that are still expected to occur as originally forecasted, the closure results in the realized gain or loss being deferred until the hedged transaction affects earnings.

If it is determined that hedged transactions associated with cash flow hedges are no longer probable of occurring, the gain or loss associated with the instrument is recognized immediately into earnings.

From time to time, we may have derivative financial instruments for which we do not elect hedge accounting. Changes in fair value for derivatives not designated as hedges are recognized as gains and losses in the earnings of the periods in which they occur.

(a)    Commodity Derivative Instruments

    The Partnership from time to time has used derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  The Partnership has established a hedging policy and monitors and manages the commodity market risk associated with potential commodity risk exposure.  In addition, the Partnership has focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. The Partnership has entered into hedging transactions as of September 30, 2021, to protect a portion of its commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. At September 30, 2021, the Partnership had instruments totaling a gross notional quantity of 400,000 barrels settling during the period from October 31, 2021 through December 31, 2021. At December 31, 2020, the Partnership had instruments totaling a gross notional quantity of 137,000 barrels settling during the period from January 31, 2021 through February 28, 2021. These instruments settle against the applicable pricing source for each grade and location.

    For information regarding gains and losses on commodity derivative instruments, see "Tabular Presentation of Gains and Losses on Derivative Instruments" below.

(b)    Tabular Presentation of Gains and Losses on Derivative Instruments

    The following table summarizes the fair value and classification of the Partnership’s derivative instruments in its Consolidated and Condensed Balance Sheets:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2021
(Unaudited)

	Derivative Assets			Derivative Liabilities
		Fair Values			Fair Values
	Balance Sheet Location	September 30, 2021	December 31, 2020	Balance Sheet Location	September 30, 2021	December 31, 2020
Derivatives designated as hedging instruments:	Current:
Commodity contracts	Fair value of derivatives	$—	$—	Fair value of derivatives	$5,049	$—

Derivatives not designated as hedging instruments:	Current:
Commodity contracts	Fair value of derivatives	$—	$—	Fair value of derivatives	$—	$207

The following table summarizes the loss recognized in AOCI at September 30, 2021 and the gain (loss) reclassified from accumulated other comprehensive loss into earnings during the three months ended September 30, 2021 for derivative financial instruments designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in AOCI		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	2021	2020		2021	2020
Commodity contracts	$(5,999)	$—	Cost of products sold	$—	$—
Total	$(5,999)	$—		$—	$—

The following table summarizes the loss recognized in AOCI at September 30, 2021 and the gain (loss) reclassified from accumulated other comprehensive loss into earnings during the nine months ended September 30, 2021 for derivative financial instruments designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in AOCI		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	2021	2020		2021	2020
Commodity contracts	$(5,999)	$—	Cost of products sold	$—	$—
Total	$(5,999)	$—		$—	$—

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2021
(Unaudited)

The following tables summarize the loss recognized in earnings for derivative instruments not designated as hedging instruments during the three months ended September 30, 2021:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2021	2020
Derivatives not designated as hedging instruments:
Commodity contracts	Cost of products sold	$(941)	$(134)
Total effect of derivatives not designated as hedging instruments		$(941)	$(134)

The following tables summarize the loss recognized in earnings for derivative instruments not designated as hedging instruments during the nine months ended September 30, 2021:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2021	2020
Derivatives not designated as hedging instruments:
Commodity contracts	Cost of products sold	$(1,825)	$(263)
Total effect of derivatives not designated as hedging instruments		$(1,825)	$(263)

NOTE 9. PARTNERS' CAPITAL

As of September 30, 2021, Partners’ capital consisted of 38,802,750 common limited partner units, representing a 98% partnership interest, and a 2% general partner interest. Martin Resource Management Corporation, through subsidiaries, owns 6,114,532 of the Partnership's common limited partner units representing approximately 15.8% of the Partnership's outstanding common limited partner units. Martin Midstream GP LLC ("MMGP"), the Partnership's general partner, owns the 2% general partnership interest. Martin Resource Management Corporation controls the Partnership's general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of the Partnership's general partner.

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
September 30, 2021
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

The general partner was allocated no incentive distributions during the nine months ended September 30, 2021 and 2020.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2021
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net loss	$(6,911)	$(10,819)	$(11,012)	$(4,207)
Less general partner’s interest in net loss:
Distributions payable on behalf of general partner interest	4	4	12	57
General partner interest in undistributed loss	(142)	(220)	(232)	(141)
Less loss allocable to unvested restricted units	(20)	(53)	(30)	(8)
Limited partners’ interest in net loss	$(6,753)	$(10,550)	$(10,762)	$(4,115)

    The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic weighted average limited partner units outstanding	38,687,874	38,661,852	38,689,434	38,654,891
Dilutive effect of restricted units issued	—	—	—	—
Total weighted average limited partner diluted units outstanding	38,687,874	38,661,852	38,689,434	38,654,891

    All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the periods presented. All common unit equivalents were antidilutive for the three and nine months ended September 30, 2021 and 2020 because the limited partners were allocated a net loss in this period.

NOTE 10. UNIT BASED AWARDS

The Partnership recognizes compensation cost related to unit-based awards to both employees and non-employees in its consolidated and condensed financial statements in accordance with certain provisions of ASC 718. Amounts recognized in operating expense and selling, general, and administrative expense in the consolidated and condensed financial statements with respect to these plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restricted unit Awards
Employees	$—	$305	$194	$907
Non-employee directors	48	56	142	163
Phantom unit Awards
Employees	181	—	181	—
Non-employee directors	—	—	—	—
Total unit-based compensation expense	$229	$361	$517	$1,070

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2021
(Unaudited)

Long-Term Incentive Plans

      The Partnership's general partner has long-term incentive plans for employees and directors of the general partner and its affiliates who perform services for the Partnership.

Phantom Unit Plan

On July 21, 2021, the board of directors of the general partner of the Partnership and the Compensation Committee approved the Martin Midstream Partners L.P. 2021 Phantom Unit Plan (the “Plan”), effective as of the same date. The Plan permits the awards of phantom units and phantom unit appreciation rights (collectively, "phantom unit awards") to any employee or non-employee director of the Partnership, including its executive officers. The awards may be time-based or performance-based and will be paid, if at all, in cash.

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

On July 21, 2021, the Compensation Committee approved forms of time-based award agreements for phantom units and phantom unit appreciation rights, both of which awards vest in full on the third anniversary of the grant date. The grant date value of a phantom unit under a phantom unit appreciation right award is equal to the average of the closing price for a Unit during the 20 trading days immediately preceding the grant date of the award.

Generally, vesting of an award is subject to a participant remaining continuously employed with the Partnership through the vesting date. However, if prior to the vesting date (i) a participant is terminated without cause (as defined in the award agreement) or terminates employment after the participant has attained both the age of 65 and ten years of employment (“retirement-eligible”), a prorated portion of the award will vest and be paid in cash no later than the 30th day following such termination date (subject to a six-month delay in payment for certain retirement-eligible participants) or (ii) there is a change in control of the Partnership (as defined in the Plan), the award will vest in full and be paid in cash no later than the 30th day following the date of the change of control; provided, that the participant has been in continuous employment through the termination or change in control date, as applicable.

On July 21, 2021, 620,000 phantom units and 1,245,000 phantom unit appreciation rights were granted to employees of the general partner and its affiliates who perform services for the Partnership.

Phantom unit awards are recorded in operating expense and selling, general and administrative expense based on the fair value of the vested portion of the awards on the balance sheet date. The fair value of these awards is updated at each balance sheet date and changes in the fair value of the vested portions of the awards are recorded as increases or decreases to compensation expense within operating expense and selling, general and administrative expense in the Consolidated and Condensed Statements of Operations. All of the Partnership's outstanding phantom unit awards at September 30, 2021 met the criteria to be treated under liability classification in accordance with ASC 718, given that these awards will settle in cash on the vesting date.

Compensation expense for the phantom awards is based on the fair value of the units as of the balance sheet date as further discussed below, and such costs are recognized ratably over the service period of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future periods for these awards will vary. The estimated future cash payments of these awards are presented as liabilities within "Other current liabilities" and "Other long-term obligations" in the Consolidated and Condensed Balance Sheets.As of September 30, 2021, there was a total of $2,021 of unrecognized compensation costs related to non-vested phantom unit awards. These costs are expected to be recognized over a remaining life of 2.81 years.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2021
(Unaudited)

The fair value of the phantom unit awards was estimated using a Monte Carlo valuation model as of the balance sheet date. The Monte Carlo valuation model is based on random projections of stock price paths and must be repeated numerous times to achieve a probabilistic assessment. Expected volatility was calculated based on the historical volatility of the Partnership’s common units as well as set of peer companies.
Restricted Unit Plan

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

The restricted units issued to directors generally vest in equal annual installments over a four-year period. Restricted units issued to employees generally vest in equal annual installments over three years of service. All of the Partnership's outstanding restricted unit awards at September 30, 2021 met the criteria to be treated under equity classification.

In February 2021, the Partnership issued 14,056 TBRUs to each of the Partnership's three independent directors under the 2017 LTIP.  These restricted common units vest in equal installments of 3,514 units on January 24, 2022, 2023, 2024, and 2025.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2021
(Unaudited)

    The restricted units are valued at their fair value at the date of grant, which is equal to the market value of common units on such date. A summary of the restricted unit activity for the nine months ended September 30, 2021 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	273,424	$10.52
Granted (TBRU)	42,168	$2.49
Vested	(117,280)	$11.96
Forfeited	(83,436)	$13.90
Non-Vested, end of period	114,876	$3.65

Aggregate intrinsic value, end of period	$368
    A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three and nine months ended September 30, 2021 and 2020 is provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Aggregate intrinsic value of units vested	$—	$—	$257	$151
Fair value of units vested	—	—	1,418	1,427

    As of September 30, 2021, there was $296 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.69 years.

NOTE 11. RELATED PARTY TRANSACTIONS

As of September 30, 2021, Martin Resource Management Corporation owns 6,114,532 of the Partnership’s common units representing approximately 15.8% of the Partnership’s outstanding limited partner units.  Martin Resource Management Corporation controls the Partnership's general partner by virtue of its 51% voting interest in Holdings, the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership and the Partnership’s IDRs.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management Corporation’s ownership as of September 30, 2021, effectively gives Martin Resource Management Corporation the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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
September 30, 2021
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
September 30, 2021
(Unaudited)

monetary limitation on the amount the Partnership is required to reimburse Martin Resource Management Corporation for direct expenses.  In addition to the direct expenses, under the Omnibus Agreement, the Partnership is required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.

    Effective January 1, 2021, through December 31, 2021, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $14,386. The Partnership reimbursed Martin Resource Management Corporation for $3,597 and $4,103 of indirect expenses for the three months ended September 30, 2021 and 2020, respectively.  The Partnership reimbursed Martin Resource Management Corporation for $10,790 and $12,364 of indirect expenses for the nine months ended September 30, 2021 and 2020, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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
September 30, 2021
(Unaudited)

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

East Texas Mack Leases. MTI leases equipment, including tractors and trailers, from East Texas Mack Sales ("East Texas Mack"). Certain of our directors or officers are owners of East Texas Mack, including entities affiliated with Ruben Martin, who owns approximately 46% of the issued and outstanding stock of East Texas Mack. Amounts paid to East Texas Mack for tractor and trailer lease payments and lease residuals for the three months ended September 30, 2021 and 2020 were

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2021
(Unaudited)

$283 and $173, respectively. Amounts paid to East Texas Mack for tractor and trailer lease payments and lease residuals for the nine months ended September 30, 2021 and 2020 were $801 and $432, respectively.

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

    The impact of related party revenues from sales of products and services is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Terminalling and storage	$15,866	$15,902	$46,741	$47,718
Transportation	5,564	5,514	14,463	16,801
Product sales:
Sulfur services	28	5	87	33
Terminalling and storage	40	64	166	166
	68	69	253	199
	$21,498	$21,485	$61,457	$64,718

    The impact of related party cost of products sold is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of products sold:
Sulfur services	$2,441	$2,512	$7,379	$7,833
Terminalling and storage	7,259	4,303	18,863	14,329
	$9,700	$6,815	$26,242	$22,162

    The impact of related party operating expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Transportation	$13,949	$13,009	$40,652	$41,950
Natural gas liquids	534	486	1,511	1,481
Sulfur services	1,321	1,120	3,370	3,403
Terminalling and storage	4,284	4,300	12,513	13,292
	$20,088	$18,915	$58,046	$60,126

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2021
(Unaudited)

    The impact of related party selling, general and administrative expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Selling, general and administrative:
Transportation	$1,732	$1,803	$5,103	$5,459
Natural gas liquids	576	772	2,660	2,009
Sulfur services	813	765	2,320	2,254
Terminalling and storage	878	863	2,530	2,536
Indirect, including overhead allocation	3,660	4,153	11,011	12,465
	$7,659	$8,356	$23,624	$24,723

NOTE 12. BUSINESS SEGMENTS

    The Partnership has four reportable segments: (1) terminalling and storage, (2) transportation, (3) sulfur services and (4) natural gas liquids. The Partnership’s reportable segments are strategic business units that offer different products and services. The operating income of these segments is reviewed by the chief operating decision maker to assess performance and make business decisions.

    The accounting policies of the operating segments are the same as those described in Note 2 in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 3, 2021. The Partnership evaluates the performance of its reportable segments based on operating income. There is no allocation of interest expense.

Three Months Ended September 30, 2021	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	51,226	(1,648)	49,578	7,049	3,269	2,087
Transportation	42,568	(3,489)	39,079	3,710	430	1,086
Sulfur services	30,837	—	30,837	2,594	4,534	1,104
Natural gas liquids	91,764	—	91,764	592	3,994	20
Indirect selling, general and administrative	—	—	—	—	(4,074)	—
Total	$216,395	$(5,137)	$211,258	$13,945	$8,153	$4,297

Three Months Ended September 30, 2020	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	48,188	(1,823)	46,365	7,294	6,426	1,863
Transportation	35,712	(3,774)	31,938	4,412	(2,673)	1,785
Sulfur services	21,880	—	21,880	2,953	7,115	1,393
Natural gas liquids	52,350	—	52,350	617	4,668	173
Indirect selling, general and administrative	—	—	—	—	(4,523)	—
Total	$158,130	$(5,597)	$152,533	$15,276	$11,013	$5,214

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2021
(Unaudited)

Nine Months Ended September 30, 2021	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$136,584	$(4,918)	$131,666	$21,150	$8,153	$6,258
Transportation	114,886	(11,066)	103,820	12,039	(7,782)	2,702
Sulfur services	103,958	—	103,958	7,882	21,136	4,968
Natural gas liquids	257,081	—	257,081	1,791	21,738	481
Indirect selling, general and administrative	—	—	—	—	(11,773)	—
Total	$612,509	$(15,984)	$596,525	$42,862	$31,472	$14,409

Nine Months Ended September 30, 2020	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$146,298	$(5,091)	$141,207	$22,022	$10,153	$8,885
Transportation	116,145	(13,781)	102,364	13,020	(9,772)	6,483
Sulfur services	83,636	(13)	83,623	8,978	29,787	6,267
Natural gas liquids	164,865	(5)	164,860	1,838	17,661	348
Indirect selling, general and administrative	—	—	—	—	(13,256)	—
Total	$510,944	$(18,890)	$492,054	$45,858	$34,573	$21,983

    The Partnership's assets by reportable segment as of September 30, 2021 and December 31, 2020, are as follows:

	September 30, 2021	December 31, 2020
Total assets:
Terminalling and storage	$249,723	$252,794
Transportation	142,767	151,953
Sulfur services	97,986	94,154
Natural gas liquids	123,762	80,737
Total assets	$614,238	$579,638

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
September 30, 2021
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
Level 3: Unobservable inputs that reflect the entity's own assumptions and are not corroborated by market data.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 2
	September 30, 2021	December 31, 2020
Commodity derivative contracts, net	$(5,049)	$(207)
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

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Notes	$—	$—	$28,790	$28,581
2024 Notes	$51,031	$55,126	$50,173	$55,214
2025 Notes	$290,563	$302,797	$290,250	$288,692
Total	$341,594	$357,923	$369,213	$372,487

NOTE 15. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2021
(Unaudited)

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

NOTE 16. INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Provision for income taxes	$954	$373	$2,111	$1,510

The operations of a partnership are generally not subject to income taxes, except for Texas margin tax, because its income is taxed directly to its partners. MTI, a wholly owned subsidiary of the Partnership, is subject to income taxes due to its corporate structure (the "Taxable Subsidiary"). Total income tax expense of $895 and $225, related to the operation of the Taxable Subsidiary, for the three months ended September 30, 2021 and 2020, resulted in an effective income tax rate ("ETR") of 23.42% and 45.72%, respectively. Total income tax expense of $1,871 and $1,162, related to the operation of the Taxable Subsidiary, for the nine months ended September 30, 2021 and 2020, resulted in an ETR of 29.51% and 80.42%, respectively.

The decrease in the ETR for the income taxes during the three and nine months ended September 30, 2021, was primarily due to significantly larger pretax income recorded for both the three and nine months ended September 30, 2021 compared to the similar periods in 2020. The increase in the provision for income taxes for the three and nine months ended September 30, 2021, compared to similar periods in 2020, was primarily due to an increase in income before income taxes in the current period.

    A current federal income tax expense (benefit) of $153 and $0, related to the operation of the Taxable Subsidiary, was recorded for the three months ended September 30, 2021 and 2020, respectively. A current federal income tax expense (benefit) of $276 and $(174), related to the operation of the Taxable Subsidiary, was recorded for the nine months ended September 30, 2021 and 2020, respectively. A current state income tax expense of $81 and $41, related to the operation of the Taxable Subsidiary, was recorded for the three months ended September 30, 2021 and 2020, respectively. A current state income tax expense of $177 and $134, related to the operation of the Taxable Subsidiary, was recorded for the nine months ended September 30, 2021 and 2020, respectively.

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

    A deferred tax expense related to the MTI temporary differences of $661 and $183 was recorded for the three months ended September 30, 2021 and 2020, respectively. A deferred tax expense related to the MTI temporary differences of $1,419 and $1,202 was recorded for the nine months ended September 30, 2021 and 2020, respectively. A net deferred tax asset of $20,834 and $22,253, related to the cumulative book and tax temporary differences, existed at September 30, 2021 and December 31, 2020, respectively.

    All income tax positions taken for all open years are more likely than not to be sustained based upon their technical merit under applicable tax laws.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2021
(Unaudited)

NOTE 17. SUBSEQUENT EVENTS

Quarterly Distribution. On October 20, 2021, the Partnership declared a quarterly cash distribution of $0.005 per common unit for the third quarter of 2021, or $0.020 per common unit on an annualized basis, which will be paid on November 12, 2021 to unitholders of record as of November 5, 2021.

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

    We were formed in 2002 by Martin Resource Management Corporation, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management Corporation has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management Corporation is an important supplier and customer of ours. As of September 30, 2021, Martin Resource Management Corporation owned 15.8% of our total outstanding common limited partner units. Furthermore, Martin Resource Management Corporation controls Martin Midstream GP LLC ("MMGP"), our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of MMGP. MMGP owns a 2.0% general partner interest in us and all of our incentive distribution rights. Martin Resource Management Corporation directs our business operations through its ownership interests in and control of our general partner.

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

Significant Recent Developments

Hurricane Ida. On August 29, 2021, Hurricane Ida ("Ida") made landfall in Southeast Louisiana as a category 4 hurricane. The effects of Ida did not have a material impact on our Gulf Coast shore-based terminal operations nor did we experience any material storm-related damage. As of September 30, 2021, we have spent approximately $0.2 million on restoration and recovery costs as a result of Ida and expect the total spend to be approximately $0.2 million.

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

COVID-19. We continue to monitor the impacts of the COVID-19 pandemic (including variants of the virus) on all aspects of our business. Travel restrictions and stay-at-home orders in place during much of 2020 that were implemented by governments in many regions and countries across the globe, including the U.S., have greatly impacted the demand for refined products resulting in a significant reduction in refinery utilization, which impacted our 2020 performance and continues to impact our marine transportation business in 2021.

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
Management considered the impact of the pandemic on the assumptions and estimates used in the preparation of the financial statements. A sustained reduction in refinery demand and utilization could lead to future asset impairments as well as adversely affect access to capital and financing to be able to meet future obligations. Management also assessed the extent to which the current macroeconomic events brought about by the pandemic and significant declines in refined product demand impacted the valuation of expected credit losses on accounts receivable and certain inventory items or resulted in modifications to any significant contracts. Ultimately the results of these assessments did not have a material impact on our results as of September 30, 2021.

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

Subsequent Events

Quarterly Distribution. On October 20, 2021, we declared a quarterly cash distribution of $0.005 per common unit for the third quarter of 2021, or $0.020 per common unit on an annualized basis, which will be paid on November 12, 2021 to unitholders of record as of November 5, 2021.

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

Related Party Agreements

The Omnibus Agreement requires us to reimburse Martin Resource Management Corporation for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management Corporation for $33.8 million of direct costs and expenses for the three months ended September 30, 2021 compared to $29.9 million for the three months ended September 30, 2020. We reimbursed Martin Resource Management Corporation for $96.9 million of direct costs and expenses for the nine months ended September 30, 2021 compared to $94.5 million for the nine months ended September 30, 2020. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management Corporation for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.  In each of the three months ended September 30, 2021 and 2020, the Conflicts Committee approved reimbursement amounts of $3.6 million and $4.2 million, respectively. In each of the nine months ended September 30, 2021 and 2020, the Conflicts Committee approved reimbursement amounts of $10.8 million and $12.5 million, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management Corporation provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management Corporation’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management Corporation also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

Commercial

We have been and anticipate that we will continue to be both a significant customer and supplier of products and services offered by Martin Resource Management Corporation. In the aggregate, the impact of related party transactions included in total costs and expenses accounted for approximately 18% and 23% of our total costs and expenses during the three months ended September 30, 2021 and 2020, respectively. In the aggregate, the impact of related party transactions included in total costs and expenses accounted for approximately 19% and 23% of our total costs and expenses during the nine months ended September 30, 2021 and 2020, respectively.

Correspondingly, Martin Resource Management Corporation is one of our significant customers. Our sales to Martin Resource Management Corporation accounted for approximately 10% and 14% of our total revenues for the three months ended September 30, 2021 and 2020, respectively. Our sales to Martin Resource Management Corporation accounted for approximately 10% and 13% of our total revenues for the nine months ended September 30, 2021 and 2020, respectively.

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

Reconciliation of Non-GAAP Financial Measures

The following table reconciles the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the three and nine months ended September 30, 2021 and 2020.

Reconciliation of EBITDA, Adjusted EBITDA, Distributable Cash Flow and Adjusted Free Cash Flow

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net loss	$(6,911)	$(10,819)	$(11,012)	$(4,207)
Less: Loss from discontinued operations, net of income taxes	—	—	—	—
Income (loss) from continuing operations	(6,911)	(10,819)	(11,012)	(4,207)
Adjustments:
Interest expense, net	14,110	12,943	40,372	32,245
Income tax expense	954	373	2,111	1,510
Depreciation and amortization	13,945	15,276	42,862	45,858
EBITDA	22,098	17,773	74,333	75,406
Adjustments:
(Gain) loss on sale of property, plant and equipment, net	(61)	(22)	610	153
Gain on involuntary conversion of property, plant and equipment	(186)	(4,522)	(186)	(4,522)
Unrealized mark-to-market on commodity derivatives	(412)	393	(207)	(276)
Non-cash insurance related accruals	—	—	—	250
Lower of cost or market adjustments	—	35	—	370
Loss on exchange of senior unsecured notes	—	8,516	—	8,516
Gain on repurchase of senior unsecured notes	—	—	—	(3,484)
Non-cash unit-based compensation	48	361	336	1,070
Adjusted EBITDA	21,487	22,534	74,886	77,483
Adjustments:
Interest expense, net	(14,110)	(12,943)	(40,372)	(32,245)
Income tax expense	(954)	(373)	(2,111)	(1,510)
Amortization of debt discount		—	—	—
Amortization of debt premium	—	(38)	—	(191)
Amortization of deferred debt issuance costs	1,064	1,683	2,585	2,674
Deferred income tax expense	661	184	1,419	1,202
Payments for plant turnaround costs	(985)	(406)	(2,679)	(637)
Maintenance capital expenditures	(1,945)	(2,576)	(8,386)	(7,882)
Distributable Cash Flow	$5,218	$8,065	$25,342	$38,894
Adjustments:
Expansion capital expenditures	$(1,367)	$(1,951)	$(3,344)	$(9,882)
Principal payments under finance lease obligations	(57)	(799)	(2,648)	(4,021)
Adjusted Free Cash Flow	$3,794	$5,315	$19,350	$24,991

Results of Operations

    The results of operations for the three and nine months ended September 30, 2021 and 2020 have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the three and nine months ended September 30, 2021 and 2020.  The results of operations for these interim periods are not necessarily indicative of the results of operations which might be expected for the entire year.

Our consolidated and condensed results of operations are presented on a comparative basis below.  There are certain items of income and expense which we do not allocate on a segment basis.  These items, including interest expense and indirect selling, general and administrative expenses, are discussed following the comparative discussion of our results within each segment.

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended September 30, 2021	(in thousands)
Terminalling and storage	$51,226	$(1,648)	$49,578	$4,439	$(1,170)	$3,269
Transportation	42,568	(3,489)	39,079	3,927	(3,497)	430
Sulfur services	30,837	—	30,837	2,282	2,252	4,534
Natural gas liquids	91,764	—	91,764	1,579	2,415	3,994
Indirect selling, general and administrative	—	—	—	(4,074)	—	(4,074)
Total	$216,395	$(5,137)	$211,258	$8,153	$—	$8,153

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended September 30, 2020	(in thousands)
Terminalling and storage	$48,188	$(1,823)	$46,365	$6,975	$(549)	$6,426
Transportation	35,712	(3,774)	31,938	1,127	(3,800)	(2,673)
Sulfur services	21,880	—	21,880	5,580	1,535	7,115
Natural gas liquids	52,350	—	52,350	1,854	2,814	4,668
Indirect selling, general and administrative	—	—	—	(4,523)	—	(4,523)
Total	$158,130	$(5,597)	$152,533	$11,013	$—	$11,013

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Nine Months Ended September 30, 2021	(in thousands)
Terminalling and storage	$136,584	$(4,918)	$131,666	$11,567	$(3,414)	$8,153
Transportation	114,886	(11,066)	103,820	3,286	(11,068)	(7,782)
Sulfur services	103,958	—	103,958	15,032	6,104	21,136
Natural gas liquids	257,081	—	257,081	13,360	8,378	21,738
Indirect selling, general and administrative	—	—	—	(11,773)	—	(11,773)
Total	$612,509	$(15,984)	$596,525	$31,472	$—	$31,472

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Nine Months Ended September 30, 2020	(in thousands)
Terminalling and storage	$146,298	$(5,091)	$141,207	$11,356	$(1,203)	$10,153
Transportation	116,145	(13,781)	102,364	4,071	(13,843)	(9,772)
Sulfur services	83,636	(13)	83,623	24,261	5,526	29,787
Natural gas liquids	164,865	(5)	164,860	8,141	9,520	17,661
Indirect selling, general and administrative	—	—	—	(13,256)	—	(13,256)
Total	$510,944	$(18,890)	$492,054	$34,573	$—	$34,573

Terminalling and Storage Segment

Comparative Results of Operations for the Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,		Variance	Percent Change
	2021	2020
	(In thousands, except BBL per day)
Revenues:
Services	$20,628	$22,512	$(1,884)	(8)%
Products	30,598	25,676	4,922	19%
Total revenues	51,226	48,188	3,038	6%

Cost of products sold	24,618	20,381	4,237	21%
Operating expenses	13,789	12,064	1,725	14%
Selling, general and administrative expenses	1,528	1,537	(9)	(1)%
Depreciation and amortization	7,049	7,294	(245)	(3)%
	4,242	6,912	(2,670)	(39)%
Other operating income, net	11	1	10	1,000%
Gain on involuntary conversion of property, plant and equipment	186	62	124	200%
Operating income	$4,439	$6,975	$(2,536)	(36)%

Shore-based throughput volumes (guaranteed minimum) (gallons)	20,000	20,000	—	—%
Smackover refinery throughput volumes (guaranteed minimum BBL per day)	6,500	6,500	—	—%

Services revenues. Services revenues decreased $1.9 million, of which $1.0 million was primarily a result of contract termination fees, and $0.9 million was related to the disposition of the consigned lube business as part of the Mega Lubricants sale at our shore-based terminals. In addition, revenue at the Smackover refinery decreased $0.2 million primarily due to the expiration of the capital recovery fee of $0.7 million, offset by contractually prescribed, index-based fee adjustments of $0.3 million and natural gas surcharge revenue of $0.1 million.

Products revenues. The disposition of our Mega Lubricants business resulted in a $4.2 million decrease in product revenues at our shore-based terminals. Offsetting this reduction, a 32% increase in average sales price combined with a 7% rise in sales volumes at our blending and packaging facilities resulted in a $9.2 million increase to products revenues.

Cost of products sold. The disposition of our Mega Lubricants business resulted in a $5.0 million decrease in cost of products sold at our shore-based terminals. Offsetting this reduction, a 48% increase in average cost per gallon combined with a 7% rise in sales volumes at our blending and packaging facilities resulted in a $9.3 million increase in cost of products sold.

Operating expenses. Operating expenses increased primarily as a result of utilities of $1.1 million, repairs and maintenance of $0.3 million and lease expense of $0.1 million.

Selling, general and administrative expenses. Selling, general and administrative expenses remained consistent.

Depreciation and amortization. The reduction in depreciation and amortization is primarily the result of asset disposals, offset by capital expenditures.

Other operating income, net. Other operating income, net represents gains and losses from the disposition of property, plant and equipment.

Gain on involuntary conversion of property, plant and equipment.  The $0.2 million gain during the 2021 period is due to insurance proceeds received related to structural damage at one of our shore-based terminals. The $0.1 million gain during the 2020 period is due to insurance proceeds received related to structural damage at one of our specialty terminals during a weather incident at our Neches Terminal in May of 2019.

Comparative Results of Operations for the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,		Variance	Percent Change
	2021	2020
	(In thousands, except BBL per day)
Revenues:
Services	$60,945	$66,115	$(5,170)	(8)%
Products	75,639	80,183	(4,544)	(6)%
Total revenues	136,584	146,298	(9,714)	(7)%

Cost of products sold	60,318	68,066	(7,748)	(11)%
Operating expenses	39,246	37,269	1,977	5%
Selling, general and administrative expenses	4,495	4,594	(99)	(2)%
Depreciation and amortization	21,150	22,022	(872)	(4)%
	11,375	14,347	(2,972)	(21)%
Other operating income (loss), net	6	(3,053)	3,059	100%
Gain on involuntary conversion of property, plant and equipment	186	62	124	200%
Operating income	$11,567	$11,356	$211	2%

Shore-based throughput volumes (guaranteed minimum) (gallons)	60,000	60,000	—	—%
Smackover refinery throughput volumes (guaranteed minimum) (BBL per day)	6,500	6,500	—	—%

Services revenues. Services revenues decreased $5.2 million, of which $3.5 million was primarily a result of the disposition of the consigned lube business as part of the Mega Lubricants sale as well as a $1.0 million decrease related to contract termination fees at our shore-based terminals. In addition, revenue at the Smackover refinery decreased $1.0 primarily due to the expiration of the capital recovery fee of $1.9 million, offset by $0.9 million in contractually prescribed, index-based fee adjustments. Offsetting these decreases were increases at our specialty terminals related to storage revenue of $0.4 million and service revenue of $0.2 million.

Products revenues. The disposition of our Mega Lubricants business resulted in a $17.1 million decrease in product revenues at our shore-based terminals. Offsetting this reduction, a 14% increase in average sales price and a 5% rise in sales volumes at our blending and packaging facilities resulted in a $12.8 million increase to products revenues.

Cost of products sold. The disposition of our Mega Lubricants business resulted in a $19.4 million decrease in cost of products sold at our shore-based terminals. Offsetting this reduction, an 18% increase in average cost per gallon and a 5% rise in sales volumes at our blending and packaging facilities resulted in an $11.8 million increase in cost of products sold.

Operating expenses. Operating expenses increased primarily as a result of utilities of $1.7 million, insurance premiums of $0.5 million, repairs and maintenance of $0.3 million, and lease expense of $0.2 million offset by lower compensation expense of $0.9 million

Selling, general and administrative expenses. Selling, general and administrative expenses remained consistent.

Depreciation and amortization. The reduction in depreciation and amortization is primarily the result of asset disposals, offset by capital expenditures.

Other operating income (loss), net. Other operating income (loss), net represents gains and losses from the disposition of property, plant and equipment.

Gain on involuntary conversion of property, plant and equipment.  The $0.2 million gain during the 2021 period is due to insurance proceeds received related to structural damage at one of our shore-based terminals. The $0.1 million gain during the 2020 period is due to insurance proceeds received related to structural damage at one of our specialty terminals during a weather incident at our Neches Terminal in May of 2019.

Transportation Segment

Comparative Results of Operations for the Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,		Variance	Percent Change
	2021	2020
	(In thousands)
Revenues	$42,568	$35,712	$6,856	19%
Operating expenses	33,053	28,144	4,909	17%
Selling, general and administrative expenses	1,920	2,050	(130)	(6)%
Depreciation and amortization	3,710	4,412	(702)	(16)%
	3,885	1,106	2,779	251%
Other operating income, net	42	21	21	100%
Operating income	$3,927	$1,127	$2,800	248%

Marine Transportation Revenues. Inland revenues decreased $2.7 million, primarily related to lower transportation rates and reduction in marine equipment. Offshore revenues increased $0.5 million primarily due to higher transportation rates. Additionally, ancillary revenue (primarily fuel) increased $0.3 million.

Land Transportation Revenues. Freight revenue increased $5.9 million. Transportation rates increased 22%, resulting in a $5.0 million increase and total miles increased 4%, resulting in a $1.0 million increase. Additionally, fuel surcharge revenue increased $2.8 million.

Operating expenses. The increase in operating expenses is primarily a result of increases in compensation expense of $2.1 million, pass-through expenses (primarily fuel) of $1.6 million, repairs and maintenance of $0.8 million and regulatory taxes of $0.3 million.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased primarily due to decreased compensation expense.

Depreciation and amortization. Depreciation and amortization decreased as a result of disposals and assets being fully depreciated, offset by capital expenditures as well as a transfer of assets between segments during the second quarter of 2021.

Other operating income, net. Other operating income, net represents gains from the disposition of property, plant and equipment.

Comparative Results of Operations for the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,		Variance	Percent Change
	2021	2020
	(In thousands)
Revenues	$114,886	$116,145	$(1,259)	(1)%
Operating expenses	94,042	91,637	2,405	3%
Selling, general and administrative expenses	5,578	6,243	(665)	(11)%
Depreciation and amortization	12,039	13,020	(981)	(8)%
	$3,227	$5,245	$(2,018)	(38)%
Other operating income (loss), net	59	(1,174)	1,233	105%
Operating income	$3,286	$4,071	$(785)	(19)%

Marine Transportation Revenues. Inland revenues decreased $13.9 million, primarily related to lower utilization, transportation rates, and reduction in marine equipment. Offshore revenues decreased $0.9 million primarily due to lower utilization offset by higher transportation rates. Additionally, ancillary revenue (primarily fuel) decreased $0.3 million.

Land Transportation Revenues. Freight revenue increased primarily due to an 11% increase in transportation rates resulting in a $7.2 million increase and a 3% increase in total miles, resulting in a $2.3 million increase. Additionally, fuel surcharge increased $4.3 million.

Operating expenses. The increase in operating expenses is primarily a result of pass through expenses (primarily fuel) of $2.7 million, repairs and maintenance of $1.3 million, offset by a decrease in outside towing of $1.7 million.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased primarily due to decreased compensation expense.

Depreciation and amortization. Depreciation and amortization decreased as a result of disposals and assets being fully depreciated, offset by capital expenditures as well as a transfer of assets between segments during the second quarter of 2021.

Other operating income (loss), net. Other operating income (loss), net represents losses from the disposition of property, plant and equipment.

Sulfur Services Segment

Comparative Results of Operations for the Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,		Variance	Percent Change
	2021	2020
	(In thousands)
Revenues:
Services	$2,950	$2,915	$35	1%
Products	27,887	18,965	8,922	47%
Total revenues	30,837	21,880	8,957	41%

Cost of products sold	21,799	14,141	7,658	54%
Operating expenses	2,849	2,501	348	14%
Selling, general and administrative expenses	1,321	1,166	155	13%
Depreciation and amortization	2,594	2,953	(359)	(12)%
	2,274	1,119	1,155	103%
Other operating income, net	8	1	7	700%
Operating income	$2,282	$1,120	$1,162	104%

Sulfur (long tons)	145	154	(9)	(6)%
Fertilizer (long tons)	57	44	13	30%
Total sulfur services volumes (long tons)	202	198	4	2%

Services revenues.  Services revenues increased slightly as a result of a contractually prescribed, index-based fee adjustment.

Products revenues.  Products revenues increased $8.4 million as a result of a 44% rise in average sulfur services sales prices. Products revenues increased an additional $0.5 million due to a 2% increase in sales volumes, primarily related to a 30% increase in fertilizer volumes.

Cost of products sold.  A 51% increase in product cost impacted cost of products sold by $7.2 million, resulting from a rise in commodity prices. A 2% increase in sales volumes resulted in an additional increase in cost of products sold of $0.4 million.  Margin per ton increased $5.77, or 24%.

Operating expenses.  Operating expenses increased due to an increase in marine fuel and lube expense of $0.3 million, a rise in insurance premiums and claims of $0.1 million, and an increase in harbor agency fees of $0.1 million. Offsetting this increase was a decrease of $0.1 million in repairs and maintenance.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased $0.1 million in employee related expenses and $0.1 million in corporate overhead.

Depreciation and amortization.   Depreciation and amortization decreased as a result of certain assets being fully depreciated in the prior period as well as a transfer of assets between segments during the three months ended June 30, 2021. A further decline was attributable to reduced amortization of turnaround costs.

Other operating income, net.  Other operating income, net represents gains and losses on the disposition of property, plant and equipment.

Comparative Results of Operations for the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,		Variance	Percent Change
	2021	2020
	(In thousands)
Revenues:
Services	$8,849	$8,744	$105	1%
Products	95,109	74,892	20,217	27%
Total revenues	103,958	83,636	20,322	24%

Cost of products sold	69,619	49,546	20,073	41%
Operating expenses	7,662	8,553	(891)	(10)%
Selling, general and administrative expenses	3,777	3,535	242	7%
Depreciation and amortization	7,882	8,978	(1,096)	(12)%
	15,018	13,024	1,994	15%
Other operating income, net	14	6,777	(6,763)	(100)%
Gain on involuntary conversion of property, plant and equipment	—	4,460	(4,460)	(100)%
Operating income	$15,032	$24,261	$(9,229)	(38)%

Sulfur (long tons)	364	503	(139)	(28)%
Fertilizer (long tons)	236	209	27	13%
Total sulfur services volumes (long tons)	600	712	(112)	(16)%

Services revenues.  Services revenues increased slightly as a result of a contractually prescribed, index-based fee adjustment.

Products revenues.  Products revenues increased $38.0 million as a result of a 51% rise in average sulfur services sales prices. Products revenues decreased $17.8 million due to a 16% decrease in sales volumes, primarily related to a 28% decrease in sulfur volumes.

Cost of products sold.  A 67% increase in product cost impacted cost of products sold by $33.1 million, resulting from a rise in commodity prices. A 16% decrease in sales volumes resulted in an offsetting decrease in cost of products sold of $13.0 million.  Margin per ton increased $6.89, or 19%.

Operating expenses.  Operating expenses decreased due to a reduction in outside towing of $0.4 million, repairs and maintenance of marine assets and railcars of $0.3 million, insurance premiums and claims of $0.2 million, assist tugs of $0.2 million, and lease expense of $0.1 million. Offsetting this decrease was an increase in utilities of $0.1 million, marine fuel of $0.1 million, and harbor agency fees of $0.1 million.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased $0.1 million in employee related expenses and $0.1 million in corporate overhead.

Depreciation and amortization.   Depreciation and amortization decreased as a result of certain assets being fully depreciated in the prior period as well as a transfer of assets between segments during the three months ended June 30, 2021. A further decline was attributable to reduced amortization of turnaround costs.

Other operating income, net.  Other operating income, net decreased $2.7 million as a result of business interruption recoveries related to downtime associated with the Neches ship-loader insurance claim received in the first quarter of 2020. An additional $4.1 million decrease is related to a net gain from the disposition of property, plant and equipment during the first quarter of 2020.

Gain on involuntary conversion of property, plant and equipment.  The $4.5 million gain in the nine months ended September 30, 2020 is due to insurance proceeds received related to structural damage of our ship-loader assets during a weather incident at our Neches Terminal in May of 2019.

Natural Gas Liquids Segment

Comparative Results of Operations for the Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,		Variance	Percent Change
	2021	2020
	(In thousands)
Products revenues	$91,764	$52,350	$39,414	75%
Cost of products sold	87,551	47,723	39,828	83%
Operating expenses	1,088	1,039	49	5%
Selling, general and administrative expenses	954	1,117	(163)	(15)%
Depreciation and amortization	592	617	(25)	(4)%
Operating income	$1,579	$1,854	$(275)	(15)%

NGL sales volumes (Bbls)	1,435	1,723	(288)	(17)%

    Products Revenues. Our average sales price per barrel increased $33.56, or 110%, increasing revenues by $57.8 million. The increase in average sales price per barrel was due to a rise in commodity prices. Sales volumes decreased 17%, lowering revenues by $18.4 million.

Cost of products sold.  Our average cost per barrel increased $33.31, or 120%, increasing cost of products sold by $57.4 million.  The increase in average cost per barrel was due to a rise in commodity prices.  The decrease in sales volume of 17% resulted in a $17.6 million reduction to cost of products sold. Our margins improved $0.25 per barrel, or 9%, during the period.

Operating expenses.  Operating expenses remained relatively consistent.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased primarily due to decreased compensation expense.

    Depreciation and amortization. Depreciation and amortization remained relatively consistent.

Comparative Results of Operations for the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,		Variance	Percent Change
	2021	2020
	(In thousands)
Products revenues	$257,081	$164,865	$92,216	56%
Cost of products sold	234,239	148,562	85,677	58%
Operating expenses	3,144	3,128	16	1%
Selling, general and administrative expenses	3,858	3,194	664	21%
Depreciation and amortization	1,791	1,838	(47)	(3)%
	14,049	8,143	5,906	73%
Other operating loss, net	(689)	(2)	(687)	(34,350)%
Operating income	$13,360	$8,141	$5,219	64%

NGL sales volumes (Bbls)	4,839	5,892	(1,053)	(18)%

    Products Revenues. Our average sales price per barrel increased $25.15, or 90%, increasing revenues by $148.2 million. The increase in average sales price per barrel was due to a rise in commodity prices. Sales volumes decreased 18%, lowering revenues by $55.9 million.

Cost of products sold.  Our average cost per barrel increased $23.19, or 92%, increasing cost of products sold by $136.7 million.  The increase in average cost per barrel was the result of an increase in market prices.  The decrease in sales volume of 18% resulted in a $51.0 million reduction to cost of products sold. Our margins improved $1.95 per barrel, or 71%, during the period.

    Operating expenses.  Operating expenses remained relatively consistent.

Selling, general and administrative expenses.  Selling, general and administrative increased primarily as a result of increased compensation expense.

Depreciation and amortization. Depreciation and amortization remained relatively consistent.

Other operating loss, net.  Other operating income, net represents gains and losses from the disposition of property, plant and equipment.

Interest Expense, Net

Comparative Components of Interest Expense, Net for the Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,		Variance	Percent Change
	2021	2020
	(In thousands)
Revolving credit facility	$2,631	$2,200	$431	20%
Senior notes	9,846	8,528	1,318	15%
Amortization of deferred debt issuance costs	1,064	1,683	(619)	(37)%
Amortization of debt discount	—	(38)	38	100%
Other	564	526	38	7%
Finance leases	5	61	(56)	(92)%
Capitalized interest	—	(17)	17	100%
Total interest expense, net	$14,110	$12,943	$1,167	9%

Comparative Components of Interest Expense, Net for the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,		Variance	Percent Change
	2021	2020
	(In thousands)
Revolving credit facility	$6,948	$6,364	$584	9%
Senior notes	29,349	21,738	7,611	35%
Amortization of deferred debt issuance costs	2,585	2,674	(89)	(3)%
Amortization of debt premium	—	(191)	191	100%
Other	1,471	1,426	45	3%
Finance leases	19	260	(241)	(93)%
Capitalized interest	—	(26)	26	100%
Total interest expense, net	$40,372	$32,245	$8,127	25%

Indirect Selling, General and Administrative Expenses

	Three Months Ended September 30,		Variance	Percent Change	Nine Months Ended September 30,		Variance	Percent Change
	2021	2020			2021	2020
	(In thousands)				(In thousands)
Indirect selling, general and administrative expenses	$4,074	$4,523	$(449)	(10)%	$11,773	$13,256	$(1,483)	(11)%

    Indirect selling, general and administrative expenses decreased for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 primarily due to a decrease in the indirect expenses allocated from Martin Resource Management Corporation.

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

    Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. The Conflicts Committee of our general partner approved the following reimbursement amounts during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Variance	Percent Change	Nine Months Ended September 30,		Variance	Percent Change
	2021	2020			2021	2020
	(In thousands)				(In thousands)
Conflicts Committee approved reimbursement amount	$3,597	$4,103	$(506)	(12)%	$10,790	$12,364	$(1,574)	(13)%

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

Cash Flows - Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

    The following table details the cash flow changes between the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Variance	Percent Change
	2021	2020
	(In thousands)
Net cash provided by (used in):
Operating activities	$(12,406)	$19,150	$(31,556)	(165)%
Investing activities	(13,629)	(12,747)	(882)	(7)%
Financing activities	27,860	(7,397)	35,257	477%
Net increase (decrease) in cash and cash equivalents	$1,825	$(994)	$2,819	284%

    Net cash provided by operating activities. The decrease in net cash provided by operating activities for the nine months ended September 30, 2021 includes a reduction in operating results of $6.8 million and an unfavorable variance in working capital of $30.4 million, primarily related to the season build of butane inventory. Offsetting this decrease was a $4.7 million increase in other non-cash charges and a favorable variance in other non-current assets and liabilities of $0.9 million.

    Net cash used in investing activities. Net cash used in investing activities for the nine months ended September 30, 2021 increased $0.9 million. Net proceeds from the sale of property, plant and equipment decreased $4.2 million and proceeds received from the involuntary conversion of property, plant and equipment decreased $6.9 million. A reduction in cash used of $10.2 million resulted from higher payments for capital expenditures and plant turnaround costs in 2020.

    Net cash used in financing activities. Net cash used in financing activities for the nine months ended September 30, 2021 decreased primarily as a result of a $26.3 million reduction in net payments of long-term borrowings. Further, cash distributions paid decreased $4.5 million, costs associated with the credit facility decreased $3.0 million, and payments of finance lease obligations decreased $1.4 million.

Total Contractual Obligations

A summary of our total contractual cash obligations as of September 30, 2021, is as follows:

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Revolving credit facility	$208,500	$—	$208,500	$—	$—
11.5% senior secured notes, due 2025	291,970	—	—	291,970	—
10.0% senior secured notes, due 2024	53,750	—	53,750	—	—
Throughput commitment	4,679	4,679	—	—	—
Operating leases	26,660	7,801	8,025	3,714	7,120
Finance lease obligations	348	240	108	—	—
Interest payable on finance lease obligations	13	12	1	—	—
Interest payable on fixed long-term debt obligations	127,710	38,952	74,768	13,990	—
Total contractual cash obligations	$713,630	$51,684	$345,152	$309,674	$7,120

The interest payable under our credit facility is not reflected in the above table because such amounts depend on the  outstanding balances and interest rates, which vary from time to time.

Letters of Credit.  At September 30, 2021, we had outstanding irrevocable letters of credit in the amount of $28.2 million, which were issued under our revolving credit facility.

Off Balance Sheet Arrangements.  We do not have any off-balance sheet financing arrangements.

Description of Our Indebtedness

Revolving Credit Facility

At September 30, 2021, we maintained a $275.0 million revolving credit facility that matures on August 31, 2023. As of September 30, 2021, we had $208.5 million outstanding under the revolving credit facility and $28.2 million of outstanding irrevocable letters of credit, leaving a maximum available amount to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $38.3 million. After giving effect to our then current borrowings, letters of credit, and the financial covenants contained in our revolving credit facility, we had the ability to borrow approximately $26.0 million in additional amounts thereunder as of September 30, 2021.
The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.  During the nine months ended September 30, 2021, the level of outstanding draws on our credit facility has ranged from a low of $148.0 million to a high of $228.0 million.

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

    Indebtedness under the credit facility bears interest at our option at the Eurodollar Rate (LIBOR), with a floor for LIBOR of 1%, plus an applicable margin, or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin. We pay a per annum fee on all letters of credit issued under the credit facility, and we pay a commitment fee per annum on the unused revolving credit commitments under the credit facility. The letter of credit fee, the commitment fee and the applicable margins for our interest rate vary quarterly based on our Total Leverage Ratio (as defined in the credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows as of September 30, 2021:

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

    The applicable margin for LIBOR borrowings at September 30, 2021 is 4.00%, with a 1% floor for LIBOR.

    The credit facility includes financial covenants that are tested on a quarterly basis, based on the rolling four quarter period that ends on the last day of each fiscal quarter. On July 16, 2021, the credit facility was amended to, among other things:

•require the Operating Partnership to maintain a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 1.75:1.0 with respect to the fiscal quarter ended in September of 2021, 1.75:1.0 with respect to the fiscal quarter ending in December of 2021, 1.85:1.0 with respect to the fiscal quarters ending in March and June of 2022, and 2.0:1.0 with respect to each fiscal quarter thereafter;

•require the Operating Partnership to maintain a maximum Total Leverage Ratio (as defined in the Credit Agreement) of not more than 5.75:1.0 with respect to the fiscal quarter ended in September of 2021, 5.25:1.0 with respect to the fiscal quarter ending in December of 2021, and 5.0:1.0 with respect to each fiscal quarter thereafter; and

•require the Operating Partnership to maintain a maximum First Lien Leverage Ratio (as defined in the Credit Agreement) of not more than 2.25:1.0 with respect to each fiscal quarter ending in 2021, 1.75:1.0 with respect to each fiscal quarter ending in 2022, and 1.5:1.0 with respect to each fiscal quarter thereafter.

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

    On September 30, 2021, we had cash and cash equivalents of $6.8 million and available borrowing capacity of $38.3 million under our revolving credit facility with $208.5 million of borrowings outstanding.  After giving effect to our current borrowings, outstanding letters of credit and the financial covenants contained in our revolving credit facility, we had the ability to borrow approximately $26.0 million in additional amounts thereunder as of September 30, 2021. Our revolving credit facility matures on August 31, 2023.

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

    We are in compliance with all debt covenants as of September 30, 2021 and expect to be in compliance for the next twelve months.

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

Impact of Inflation

    Inflation did not have a material impact on our results of operations for the nine months ended September 30, 2021 or 2020. Inflation may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

    Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the nine months ended September 30, 2021 or 2020.

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

We have entered into hedging transactions as of September 30, 2021 to protect a portion of our commodity price risk exposure. These hedging arrangements are in the form of swaps and options for NGLs. We have instruments totaling a gross notional quantity of 400,000 barrels settling during the period from October 31, 2021 through December 31, 2021. These instruments settle against the applicable pricing source for each grade and location. These instruments are recorded on our Consolidated and Condensed Balance Sheets at September 30, 2021 in "Fair value of derivatives" as a current liability of $5.1 million. Based on the current net notional volume hedged as of September 30, 2021, a $0.10 change in the expected settlement price of these contracts would result in an impact to our net income of approximately $1.7 million.

Our hedging strategy is designed to protect us from excessive pricing volatility. However, since we do not typically hedge 100% of our exposure, abnormal price volatility in any of these commodity markets could influence operating income.
For derivatives designated in cash flow hedging relationships, we record the gains and losses from the use of these instruments in accumulated other comprehensive income (loss) on the consolidated balance sheets and subsequently recognize the accumulated gains and losses into cost of products sold in the same period when the associated underlying transactions occur. At September 30, 2021, accumulated other comprehensive income (loss) included $6.0 million in unrealized losses for these derivative instruments. All other commodity derivatives are marked-to-market and recognized into cost of products sold with the offset recognized as an asset or accrued liability. See Note 8 of the consolidated financial statements for further information on our outstanding derivatives.

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 5.00% as of September 30, 2021.  Based on the amount of unhedged floating rate debt owed by us on September 30, 2021, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $2.1 million annually.

We are not exposed to changes in interest rates with respect to our 2024 Notes and 2025 Notes as these obligations are fixed rate.  Based on the quoted prices for identical liabilities in markets that are not active at September 30, 2021, the estimated fair value of the 2024 Notes and 2025 Notes was $55.1 million and $302.8 million, respectively. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of a 100 basis point increase in interest rates. Such an increase in interest rates at September 30, 2021, would result in a $0.04 million decrease in the fair value of our 2024 Notes and a $8.4 million decrease in the fair value of our 2025 Notes.

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

10.1
Martin Midstream Partners L.P. 2021 Phantom Unit Plan, effective as of July 21, 2021 (filed as Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed July 26, 2021, and incorporated herein by reference).

10.2
Form of Phantom Unit Award Agreement for the Martin Midstream Partners L.P. 2021 Phantom Unit Plan (filed as Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed July 26, 2021, and incorporated herein by reference).

10.3
Form of Phantom Unit Appreciation Right Award Agreement for the Martin Midstream Partners L.P. 2021 Phantom Unit Plan (filed as Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed July 26, 2021, and incorporated herein by reference).

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

101	Inline Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021, formatted in Extensible Business Reporting Language: (1) the Consolidated and Condensed Balance Sheets; (2) the Consolidated and Condensed Statements of Income; (3) the Consolidated and Condensed Statements of Comprehensive Income (4) the Consolidated and Condensed Statements of Cash Flows; (5) the Consolidated and Condensed Statements of Capital; and (6) the Notes to Consolidated and Condensed Financial Statements.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (contained in Exhibit 101).

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

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

October 25, 2021	By:	/s/ Sharon L. Taylor
Sharon L. Taylor
Vice President and Chief Financial Officer