Form 10-K
period 2021-12-31
MARTIN MIDSTREAM PARTNERS L.P.
filed 2022-03-01
CIK 1176334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One	Annual Report Pursuant to Section 13 or 15(d) of the
☒	Securities Exchange Act of 1934

For the fiscal year ended	December 31, 2021
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the
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
Yes ☐                        No ☒

    As of June 30, 2021, 38,802,750 common units were outstanding.  The aggregate market value of the common units held by non-affiliates of the registrant as of such date approximated $95,996,227 based on the closing sale price on that date.  There were 38,836,950 of the registrant’s common units outstanding as of March 1, 2022.

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

Overview

We are a publicly traded limited partnership with a diverse set of operations focused primarily primarily in the Gulf Coast region of the United States ("U.S."). Our four primary business lines include:

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

    Our vertically integrated services have created long-standing relationships with a diversified customer base that includes major and independent oil and gas companies, independent refiners, chemical companies, and other wholesale purchasers of certain petroleum products and by-products, with significant business concentrated around the U.S. Gulf Coast refinery complex, which is a major hub for petroleum refining, natural gas gathering and processing, and support services for the exploration and production industry. The petroleum products and by-products we gather, transport, store and market are produced primarily by major and independent oil and gas companies who often rely on third parties, such as us, for the transportation and disposition of these products.

    We believe that we have become an integral part of the value chain for our customers by providing them with high value, niche services. We generate a significant amount of our cash flow from fee-based businesses with a significant amount of the working capital demands and margin risk associated with the collective services that we and our sponsor, Martin Resource Management Corporation, provide to customers mainly assumed under contracts between such customers and Martin Resource Management Corporation. Our fixed fee and margin business provides a combination of long-term, spot and evergreen contracts.

    We were formed in 2002 by Martin Resource Management Corporation, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management Corporation has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management Corporation is an important supplier and customer of ours. As of December 31, 2021, Martin Resource Management Corporation owned 15.8% of our total outstanding common limited partner units. Furthermore, on December 28, 2021, Martin Resource Management Corporation indirectly acquired, through its wholly owned subsidiary, Martin Resource LLC, the remaining 49% voting interest (50% economic interest) in MMGP Holdings, LLC ("Holdings"), which is the sole member of Martin Midstream GP LLC ("MMGP"), our general partner. Such interests were previously held by certain affiliated investment funds managed by Alinda Capital Partners, which sold the interests to Senterfitt Holdings Inc. (“Senterfitt”) on November 23, 2021. At such time, Senterfitt granted Martin Resource LLC the right to purchase such interests for a period of ten years, which right was exercised on December 28, 2021. As a result, Martin Resource Management Corporation indirectly owns 100% of MMGP. Martin Resource Management Corporation directs our business operations through its ownership of our general partner. MMGP owns a 2.0% general partner interest in us, and, until November 23, 2021, MMGP owned all of our incentive distribution rights. On November 23, 2021, MMGP contributed to us all of our incentive distribution rights for no consideration, whereupon the incentive distribution rights were cancelled and cease to exist.

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

    Martin Resource Management Corporation has operated our business since the Partnership's inception in 2002.  Martin Resource Management Corporation began operating our NGL business in the 1950s and our sulfur business in the 1960s. It began our land transportation business in the early 1980s and our marine transportation business in the late 1980s. It entered into our fertilizer and terminalling and storage businesses in the early 1990s.

Primary Business Segments

Our primary business segments can be generally described as follows:

•Terminalling and Storage.  We own or operate 15 marine shore-based terminal facilities and 13 specialty terminal facilities located primarily in the Gulf Coast region of the U.S. with aggregate storage capacity of 2.6 million barrels. We provide storage, refining, blending, packaging, and handling services for producers and suppliers of petroleum products and by-products, including the refining of naphthenic crude oil and the blending and packaging of various grades and quantities of industrial, commercial, and automotive lubricants and greases. Our facilities and resources provide us with the ability to handle various products that require specialized treatment, such as molten sulfur and asphalt. We also provide land rental to oil and gas companies along with storage and handling services for lubricants and fuels through our shore-based terminals. We provide these terminalling and storage services on a fixed-fee basis and a significant portion of the contracts in this segment provide for minimum fee arrangements that are not based on the volumes handled. We believe that our terminalling, processing, storage and packaging services for petroleum products and by-products would be difficult for our customers or competitors to replicate.

•Transportation.  We operate a fleet of both land transportation and marine transportation assets that transport petroleum products and by-products, petrochemicals, and chemicals. Our land transportation assets include approximately 570 trucks and 1,200 tank trailers which are based across 24 terminals strategically located throughout the U.S. Gulf Coast and southeastern U.S. Our marine transportation assets include 29inland marine tank barges, 14 inland push boats and one articulated offshore tug and barge unit that primarily operate coastwise along the Gulf of Mexico and on the U.S. inland waterway system, primarily between domestic ports along the Gulf of Mexico, the Intracoastal Waterway, the Mississippi River system and the Tennessee-Tombigbee Waterway system. Our "refinery and petrochemical services" model is focused on transportation of heavy tank bottoms (by-products) and other petroleum products, hauling NGLs, molten sulfur, sulfuric acid, paper mill liquids, chemicals, and numerous other bulk liquid commodities from refineries and petrochemical production locations to end markets. We provide these transportation services on a fee basis, and many of our customers have long standing contractual relationships with us. We believe our modernized asset base is attractive both to our existing customers as well as potential new customers. In addition, our marine fleet contains several vessels that reflect our focus on specialty products.

•Sulfur Services.  We have developed an integrated system of transportation assets and facilities relating to sulfur services. We process and distribute sulfur produced by oil refineries primarily located in the Gulf Coast region of the U.S. We purchase and sell molten sulfur on contracts that are tied to sulfur indices to minimize margin fluctuations. We process molten sulfur into prilled or pelletized sulfur at our facilities in Beaumont, Texas and Port of Stockton, California on contracts that traditionally provide guaranteed minimum fees. The sulfur we process and handle is primarily used in the production of fertilizers and industrial chemicals. We own and operate five sulfur-based fertilizer production plants and one emulsified sulfur blending plant. These plants are located in Texas and Illinois and manufacture primarily sulfur-based fertilizer products for wholesale distributors and industrial users. Demand for our sulfur products exists across the globe, and our asset base provides additional opportunities to handle increases in U.S. supply and access to foreign demand.

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

Significant Developments in 2021

Hurricane Ida. On August 29, 2021, Hurricane Ida ("Ida") made landfall in Southeast Louisiana as a category 4 hurricane. Ida impacted our transportation and sulfur services segments due to the effects on refinery utilization in the Lake Charles, Louisiana area resulting from the storm. We did not experience any material storm-related damage. We spent approximately $0.1 million on restoration and recovery costs as a result of Ida.

Winter Storm Uri. In February 2021, we experienced Winter Storm Uri ("Uri"), an unprecedented storm bringing extreme cold temperatures to Texas and the surrounding areas, which resulted in Gulf Coast refineries running at reduced rates or halting operations entirely. The majority of the impact we experienced was centered around our transportation and sulfur services segments, where we saw reduced activity due to Uri's impact on Gulf Coast refinery utilization. Additionally, our Smackover Refinery was down approximately nine days due to Uri, during which time we began preparations for the previously scheduled turnaround in March of 2021. This allowed us to minimize the amount of downtime at the Smackover Refinery, which was back in operation by March 9, 2021.

COVID-19. We continue to monitor the impacts of the COVID-19 pandemic (including variants of the virus) on all aspects of our business. Travel restrictions and stay-at-home orders in place during much of 2020 that were implemented by governments in many regions and countries across the globe, including the U.S., have greatly impacted the demand for refined products resulting in a significant reduction in refinery utilization, which impacted our 2020 performance and continued to impact our marine transportation business in 2021.

Looking forward, we expect to continue to experience some adverse impacts of COVID-19 in our marine transportation segment, but we believe that refinery utilization will continue to increase as a result of widespread vaccinations and a rebounding economy. This should ultimately improve refined product demand as people continue to return to in-person work and resume travel. We expect this will positively impact our marine transportation business as demand for our services improves.

Overall, the extent to which the duration and severity of the pandemic impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted at this time. Accordingly, it is possible that the impact of the pandemic, including the impact of variants of COVID-19, could have a material adverse effect on the Partnership's results of operations, financial position and cash flows in 2022, including the recoverability of long-lived assets and goodwill, the valuation of inventory, and the amount of expected credit losses.

Management considered the impact of the pandemic on the assumptions and estimates used in the preparation of the financial statements. A sustained reduction in refinery demand and utilization could lead to future asset impairments as well as adversely affect access to capital and financing to be able to meet future obligations. Management also assessed the extent to which the current macroeconomic events brought about by the pandemic and significant declines in refined product demand impacted the valuation of expected credit losses on accounts receivable and certain inventory items or resulted in modifications to any significant contracts. Ultimately the results of these assessments did not have a material impact on our results as of December 31, 2021.

Subsequent Events

Quarterly Distribution. On January 25, 2022, we declared a quarterly cash distribution of $0.005 per common unit for the fourth quarter of 2021, or $0.02 per common unit on an annualized basis, which was paid on February 14, 2022 to unitholders of record as of February 7, 2022.

Our Growth Strategy

The key components of our growth strategy are:

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

Competitive Strengths

We believe we are well positioned to execute our business strategy because of the following competitive strengths:

    Strategically Located Assets. A significant portion of our cash flow comes from providing various services to the oil refining industry.  Accordingly, a significant portion of our assets are located in proximity to refining operations along the U.S. Gulf Coast.  For example, our land transportation assets are based out of terminals located to serve refineries and chemical companies across the U.S. Gulf Coast. Many of our sulfur services assets are located to source sulfur from the largest refinery sources in the U.S. Finally, our terminalling and storage assets are located in areas across the U.S. Gulf Coast to support our refinery-based customers.

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

Strong Industry Reputation and Established Relationships with Suppliers and Customers. We have established a reputation in our industry as a reliable and cost-effective supplier of services to our customers and have a track record of a safe, efficient operation of our facilities. Our management has also established long-term relationships with many of our suppliers and customers. We benefit from our management’s reputation and track record and from these long-term relationships. We provide specialized value-added services to our customers and believe we have become an integral part of their value chain.

Fee-Based Contracts. We generate a significant amount of our cash flow from fee-based contracts with our customers, many of which are major and independent oil and gas companies with whom we have long-standing customer relationships. A majority of our fee-based contracts consist of reservation charges or minimum fee arrangements, which reduce the volatility of our cash flows due to volume fluctuations.

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

    Strong Parent Support. Martin Resource Management Corporation, owner of our general partner, which is privately owned, assumes a significant amount of the working capital demands and margin risk, providing stable fee-based cash flows to our limited partners.

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

The Gulf Coast region of the U.S. is a major hub for petroleum refining. Approximately 50% of U.S. refining capacity exists in this region. Growth in the refining and natural gas processing industries has increased the volume of petroleum products and by-products that are transported within the Gulf Coast region of the U.S., which consequently has increased the need for terminalling and storage services.

The marine and offshore oil and gas exploration and production industries use terminal facilities in the Gulf Coast region of the U.S. as shore bases that provide them logistical support services as well as a broad range of products, including fuel oil, lubricants, chemicals and supplies. The demand for these types of terminals, services and products is driven primarily by offshore exploration, development and production in the Gulf of Mexico. Offshore activity is greatly influenced by current and projected prices of oil and natural gas and regulatory requirements.

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

At the Neches, Stanolind, and Tampa terminals, our customers are primarily energy and petrochemical companies. In addition, Martin Resource Management Corporation pays us for terminalling and storage of asphalt at these facilities through a terminalling service agreement that includes a provision for minimum volume throughput requirements. We charge either a fixed monthly fee or a throughput fee for the use of services we perform at our facilities based on the capacity of the applicable tank. We conduct a substantial portion of our terminalling and storage operations under long-term contracts, which enhances the stability and predictability of our operations and cash flow. We attempt to balance our short-term and long-term terminalling contracts in order to allow us to maintain a consistent level of cash flow while maintaining flexibility to earn higher storage revenues when demand for storage space increases. In addition, a significant portion of the contracts for our specialty terminals provide for minimum fee arrangements that are not based on the volume handled.

In Smackover, Arkansas, we own a refinery where we process naphthenic crude oil into finished products that include naphthenic lubricants, distillates, asphalt and other intermediates.  This process is dedicated to a subsidiary of Martin Resource Management Corporation through a long-term tolling agreement based on throughput rates and a monthly reservation fee.

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

In Beaumont, Texas, we own a terminal ("Spindletop Terminal") where we receive natural gasoline via pipeline and then ship the product to our customers via other pipelines to which the facility is connected, referred to as the "Spindletop Terminal."  Our fees for the use of this facility are based on the volume of barrels shipped from the terminal under an arrangement that includes a provision for minimum volume throughput requirements.

    The following is a summary description of our shore-based specialty terminals:

Terminal	Location	Aggregate Capacity (in barrels)	Products	Description
Tampa [1]	Tampa, Florida	662,000	Asphalt, crude oil, and diesel	Marine terminal, loading/unloading for vessels, barges, railcars and trucks
Stanolind	Beaumont, Texas	619,000	Asphalt, crude oil, sulfur, sulfuric acid and fuel oil	Marine terminal, marine dock for loading/unloading of vessels, barges, railcars and trucks
Neches [2]	Beaumont, Texas	551,000	Molten sulfur, formed sulfur, ammonia, asphalt, fuel oil, crude oil and sulfur-based fertilizer	Marine terminal, loading/unloading for vessels, barges, railcars and trucks

1 The terminal is located on land owned by the Tampa Port Authority that was leased to us under a lease that expires in December 2026.

2 The Neches terminal is a deep water marine terminal located near Beaumont, Texas, on approximately 50 acres of land owned by us, and an additional 96 acres leased to us under terms of a 20-year lease commencing May 1, 2014 with three five-year options.

The following is a summary description of our non shore-based specialty terminals:

Terminal	Location	Aggregate Capacity	Products	Description
Smackover Refinery	Smackover, Arkansas	7,700 barrels per day; 275,000 barrels of crude bulk storage; 647,000 barrels of lubricant storage	Naphthenic lubricants, distillates, asphalt, crude oil	Naphthenic rude refining facility
Martin Lubricants	Smackover, Arkansas	4.0 million gallons bulk storage	Agricultural, automotive, and industrial lubricants and grease	Lubricants packaging facility
Martin Specialty Products [1]	Kansas City, Missouri	14 million pounds of production capacity	Automotive, commercial and industrial greases	Grease manufacturing and packaging facility
Martin Specialty Products	Houston, Texas	16 million pounds of production capacity	Commercial and industrial greases	Grease manufacturing and packaging facility
Martin Specialty Products [2]	Phoenix, Arizona	6 million pounds of production capacity	Commercial and industrial greases	Grease manufacturing and packaging facility
Hondo Asphalt	Hondo, Texas	182,000 barrels	Asphalt	Asphalt processing and storage
South Houston Asphalt	Houston, Texas	95,000 barrels	Asphalt	Asphalt processing and storage
Port Neches Asphalt	Port Neches, Texas	17,500 barrels	Asphalt	Asphalt processing and storage
Omaha Asphalt	Omaha, Nebraska	112,000 barrels	Asphalt	Asphalt processing and storage
Spindletop	Beaumont, Texas	90,000 barrels	Natural gasoline	Pipeline receipts and shipments

1 This terminal contains a warehouse owned by third parties and leased under a lease that expires in December 2025 and can be extended by us for one five-year period.

2 This terminal contains a warehouse owned by third parties and leased under a lease that expires in October 2024 and can be extended by us for one five-year period.

Marine Shore-Based Terminals.  We own or operate 15 marine shore-based terminals along the U.S. Gulf Coast from Theodore, Alabama to Corpus Christi, Texas.   Our terminalling assets are located at strategic distribution points for the products we handle and are in close proximity to our customers. We are one of the largest operators of marine shore-based terminals in the Gulf Coast region of the U.S. These terminals are used to distribute and market fuel and lubricants. Additionally, full service terminals also provide shore bases for companies that are operating in the offshore exploration and production industry. Customers are primarily oil and gas exploration and production companies and oilfield service companies, such as drilling fluid companies, marine transportation companies and offshore construction companies. Shore bases typically provide logistical support, including the storage and handling of tubular goods, loading and unloading bulk materials, providing facilities from which major and independent oil companies can communicate with and control offshore operations and leasing dockside facilities to companies which provide complementary products and services such as drilling fluids and cementing services. These contracts generally provide us a fixed land rental fee and additional rental fees that are determined based on a percentage of the sales value of the products and services delivered from the shore base. In addition, Martin Resource Management Corporation, through terminalling service agreements, pays us for terminalling and storage of fuels and lubricants at these terminal facilities and includes a provision for minimum volume throughput requirements.

Our marine shore-based terminals are divided into two classes of terminals: (i) full service terminals and (ii) fuel and lubricant terminals.

Full Service Terminals.  We own or operate three full service terminals. These facilities provide logistical support services and storage and handling services for fuel and lubricants.  The significant difference between our full service terminals and our fuel and lubricant terminals is that our full service terminals generate additional revenues by providing shore bases to support our customer’s operating activities related to the offshore exploration and production industry. One typical use for our shore bases is for drilling fluids manufacturers to manufacture and sell drilling fluids to the offshore drilling industry. Offshore drilling companies may also set up service facilities at these terminals to support their offshore operations. Customers of our full service terminals are primarily oil and gas exploration and production companies, oilfield service companies such as drilling fluids companies, marine transportation companies and offshore construction companies.

    The following is a summary description of our full service terminals:

Terminal	Location	Aggregate Capacity (barrels)	End of Lease (Including Options)
Harbor Island [1]	Port Aransas, Texas	6,800	December 2039
Pelican Island	Galveston, Texas	87,600	Own
Theodore	Theodore, Alabama	19,900	Own

1 A portion of this terminal is owned.

Fuel and Lubricant Terminals.  We own or operate 12 fuel and lubricant terminals located in the Gulf Coast region of the U.S. that provide storage and handling services for lubricants and fuel oil.

    The following is a summary description of our fuel and lubricant terminals at:

Terminal	Location	Aggregate Capacity (barrels)	End of Lease (Including Options)
Amelia	Amelia, Louisiana	13,000	August 2023
Dock 193 [3]	Gueydan, Louisiana	11,000	May 2022
Fourchon	Fourchon, Louisiana	80,900	May 2027
Fourchon 16	Fourchon, Louisiana	15,200	July 2048
Galveston T [2]	Galveston, Texas	10,500	Own
Intracoastal City [2]	Intracoastal City, Louisiana	—	Own
Jennings Bulk Plant	Jennings, Louisiana	9,100	Own
Lake Charles T	Lake Charles, Louisiana	1,000	April 2023
Pascagoula [2]	Pascagoula, Mississippi	10,100	Own
Port Arthur	Port Arthur, Texas	16,300	November 2025
Port O'Connor [1]	Port O'Connor, Texas	6,700	March 2028
Sabine Pass [2]	Sabine Pass, Texas	16,100	September 2036

1 This terminal is currently in caretaker status and the lease will not be renewed at the end of the current option.

2 This terminal is currently in caretaker status.

3 A portion of this terminal is owned.

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

Land Fleet.  We operate a fleet of land transportation assets comprising approximately 570 trucks and 1,200 tank trailers that transport petroleum products and by-products, petrochemicals, and chemicals. Our land transportation assets operate out of 24 strategically located terminals throughout the U.S. Gulf Coast and Southeastern U.S.

    The following is a listing of our terminals utilized in our land transportation business:

Terminal Locations
Texas	Louisiana	Arkansas	Other
Baytown	Arcadia	Marion	Theodore, Alabama
Beaumont	Baton Rouge	Smackover	Tampa, Florida
Beaumont Lube	Bossier City	Stephens	Hattiesburg, Mississippi
Channelview	Jennings		Kenova, West Virginia
Corpus Christi	Lake Charles	Tennessee	Pace, Florida
Kilgore	Reserve	Chattanooga
Longview		Kingsport
Plainview

Our largest land transportation customers include petroleum, petrochemical, and chemical companies and Martin Resource Management Corporation. We conduct our land transportation services under fee-based transportation agreements with customers in which we have long term relationships.

We are a party to a master transportation services agreement under which we provide land transportation services to Martin Resource Management Corporation on a demand basis at applicable market rates.  The agreement will continue unless either party terminates the agreement by giving at least 30 days' written notice to the other party.  The rates under this agreement are subject to any adjustments which are mutually agreed upon or in accordance with a price index. Additionally, shipping charges are also subject to fuel surcharges determined on a weekly basis in accordance with the U.S. Department of Energy’s national diesel price list.

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

The Gulf Coast region of the U.S. is a major hub for petroleum refining. The petroleum refining process generates products and by-products that require transportation in large quantities from the refinery or processor. Convenient access to and use of this waterway system by the petroleum and petrochemical industry is a major reason for the current location of U.S.

refineries and petrochemical facilities. The marine transportation industry uses push boats and tugboats as power sources and tank barges for freight capacity. The combination of the power source and tank barge freight capacity is called a tow.

Marine Fleet.  We utilize a fleet of inland and offshore tows that provide marine transportation of petroleum products and by-products produced in oil refining. Our marine transportation business operates coastwise along the Gulf of Mexico and east coast of the U.S., as well as on the U.S. inland waterway system, primarily between domestic ports along the Gulf of Mexico, Intracoastal Waterway, the Mississippi River system and the Tennessee-Tombigbee Waterway system. Our inland tows generally consist of one push boat and one to three tank barges, depending upon the horsepower of the push boat, the river or canal capacity and conditions, and customer requirements. Our offshore tow consists of one tugboat, with much greater horsepower than an inland push boat, and one large tank barge. We transport asphalt, fuel oil, gasoline, sulfur and other bulk liquids.

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

Sulfur Services Segment

Industry Overview.  Sulfur is a natural element and is required to produce a variety of industrial products. Sulfur demand in the U.S. generally averages 8.5 million to 9.0 million tons annually, and is concentrated around large phosphate fertilizer operations primarily located in the southeastern parts of the country. Currently, all sulfur produced in the U.S. is "recovered sulfur," or sulfur that is a by-product from oil refineries and natural gas processing plants.  Sulfur production in the U.S. is principally located along the U.S. Gulf Coast, along major inland waterways and in some areas of the western U.S.

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

    We operate sulfur forming assets in Beaumont, Texas and the Port of Stockton, California, which are used to convert molten sulfur into solid form (prills/granules). The Beaumont facility is equipped with two wet prill units and one granulation unit capable of processing a combined 5,500 metric tons of molten sulfur per day. The Stockton facility is equipped with one wet prill unit capable of processing 1,000 metric tons of molten sulfur per day. Formed sulfur at both facilities is stored in bulk until sold into local or international agricultural markets. Our forming services contracts are fee based and typically include minimum fee guarantees.

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

We manufacture and market the following sulfur-based fertilizer and related sulfur products:

•Ammonium sulfate products.  We produce various grades of ammonium sulfate including granular, coarse, standard, and 40% ammonium sulfate solution.  These products primarily serve direct application agricultural markets. We package these custom grade products under both proprietary and private labels and sell them to major retail distributors and other retail customers. Our ammonium sulfate plant produces approximately 400 tons per day of quality ammonium sulfate and is marketed to our customers throughout the U.S.

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

•Sulfuric acid. Sulfuric acid production facility at our Plainview, Texas location processes molten sulfur to produce a dedicated supply of raw material sulfuric acid to our ammonium sulfate production plant.  The sulfuric acid produced and not consumed by the captive ammonium sulfate production is sold to third parties.

Our Sulfur Services Facilities. We own the following marine assets and use them to transport molten sulfur between U.S. Gulf Coast storage terminals (including our terminal in Beaumont, Texas) under third-party marine transportation agreements:

Class of Equipment	Number in Class	Capacity/Horsepower	Products Transported
Offshore tank barge	1	10,500 long tons	Molten sulfur
Offshore tugboat	1	5,100 horsepower	N/A
Inland push boat	1	1,200 horsepower	N/A
Inland tank barge	2	2,500 long tons	Molten sulfur

We operate the following sulfur forming facilities as part of our sulfur services business:

Terminal	Location	Daily Production Capacity	Products Stored
Neches	Beaumont, Texas	5,500 metric tons per day	Molten, prilled and granulated sulfur
Stockton	Stockton, California	1,000 metric tons per day	Molten and prilled sulfur

We own the following manufacturing plants as part of our sulfur services business:

Facility	Location	Annual Capacity	Description
Fertilizer plant	Plainview, Texas	150,000 tons	Fertilizer production
Fertilizer plant	Beaumont, Texas	110,000 tons	Liquid sulfur fertilizer production
Fertilizer plant	Odessa, Texas	35,000 tons	Dry sulfur fertilizer production
Fertilizer plant	Seneca, Illinois	36,000 tons	Dry sulfur fertilizer production
Fertilizer plant	Cactus, Texas	20,000 tons	Dry sulfur fertilizer production
Industrial sulfur plant	Nash, Texas	18,000 tons	Emulsified sulfur production
Sulfuric acid plant	Plainview, Texas	150,000 tons	Sulfuric acid production

Competition.  We own the LaForce/Margaret Sue articulated barge unit, which is one of four vessels currently used to transport molten sulfur between U.S. ports on the Gulf of Mexico and Tampa, Florida. Phosphate fertilizer manufacturers consume a majority of the sulfur produced in the U.S., which they purchase directly from both producers and resellers. As a reseller, we compete against producers and other resellers capable of accessing the required transportation and storage assets. Our sulfur-based fertilizer products compete with several large fertilizer and sulfur product manufacturers.  However, the close proximity of our manufacturing plants to our customer base is a competitive advantage for us in the markets we serve and allows us to minimize freight costs and respond quickly to customer requests. Our sulfuric acid products compete with regional producers and importers in the South and Southwest portion of the U.S. from Louisiana to California.

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

Facilities.  We purchase NGLs primarily from major domestic oil refiners and natural gas processors.  We transport NGLs using Martin Transport Inc.'s ("MTI") land transportation fleet or by contracting with common carriers, owner-operators and railroad tank car transportation companies. We typically enter into annual contracts with independent retail propane distributors to deliver their estimated annual volume requirements based on prevailing market prices. Dependable delivery is very important to these customers and in some cases may be more important than price. We ensure adequate supply of NGLs through:

•term purchase contracts;

•storage of NGLs;

•the transportation fleet owned by MTI; and

•product management expertise to obtain supplies when needed.

    The following is a summary description of our owned NGL facilities:

NGL Facility	Location	Capacity	Description
Wholesale terminals	Arcadia, Louisiana	2,200,000 barrels	Underground and above ground NGL storage terminal
Rail terminal	Arcadia, Louisiana	24 railcars per day	Railcar loading and unloading facility
Spindletop storage facility	Beaumont, Texas	90,695 barrels	Above ground storage tank and pipeline connections

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

    Competition.  We compete with large integrated NGL producers and marketers as well as small local independent marketers, primarily with respect to location, rates, terms and flexibility of service and supply.

Our Relationship with Martin Resource Management Corporation

 Martin Resource Management Corporation is engaged in the following principal business activities:

•distributing asphalt, marine fuel and other liquids;

•providing marine bunkering and other shore-based marine services in Texas, Louisiana, Mississippi, and Alabama;

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

Ownership

    Martin Resource Management Corporation owns approximately 15.8% of the outstanding limited partner units. In addition, following its acquisition of the remaining 49% voting interest (50% economic interest) in Holdings, which is the sole member of MMGP, Martin Resource Management Corporation indirectly owns 100% of MMGP, our general partner. MMGP owns a 2% general partner interest in us.

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

Related Party Agreements

The Omnibus Agreement with Martin Resource Management Corporation requires us to reimburse Martin Resource Management Corporation for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management Corporation for $134.7 million, $125.3 million and $138.7 million of direct costs and expenses for the years ended December 31, 2021, 2020 and 2019, respectively.  There is no monetary limitation on the amount we are required to reimburse Martin Resource Management Corporation for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.  For the years ended December 31, 2021, 2020, and 2019, the board of directors of our general partner approved reimbursement amounts of $14.4 million, $16.4 million and $16.7 million, respectively, reflecting our allocable share of such expenses. The board of directors of our general partner will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management Corporation provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, environmental and safety compliance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management Corporation’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management Corporation also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

Other agreements include, but are not limited to, a master transportation services agreement, marine transportation agreements, terminal services agreements, and a tolling agreement.  Pursuant to the terms of the Omnibus Agreement, we are prohibited from entering into certain material agreements with Martin Resource Management Corporation without the approval of the conflicts committee of our general partner ("Conflicts Committee").

For a more comprehensive discussion concerning the Omnibus Agreement and the other agreements that we have entered into with Martin Resource Management Corporation, please see "Item 13. Certain Relationships and Related Transactions, and Director Independence."

Commercial

We have been and anticipate that we will continue to be both a significant customer and supplier of products and services offered by Martin Resource Management Corporation. In the aggregate, our purchases from Martin Resource Management Corporation accounted for approximately 16%, 19%, and 17% of our total costs and expenses during for the years ended December 31, 2021, 2020 and 2019, respectively.

Correspondingly, Martin Resource Management Corporation is one of our significant customers. Our sales to Martin Resource Management Corporation accounted for approximately 9%, 13%, and 11% of our total revenues for each of the years ended December 31, 2021, 2020 and 2019, respectively.

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

Insurance

Our deductible for onshore physical damage resulting from named windstorms is 5% of the total value of affected properties. Excluding Neches Industrial Park, the overall minimum deductible ranges from $1.0 million to $5.0 million for damage caused by the named windstorm. Neches Industrial Park has a specific minimum deductible of $3.0 million. Our onshore program currently provides $40.0 million per occurrence and annual aggregate for named windstorm events, including business interruption coverage in connection with a named windstorm event and has a waiting period of 45 to 60 days.

For non-named windstorms or events, our onshore physical damage deductible is $1.0 million per occurrence for all properties. Business interruption coverage in connection with a non-named windstorm or event is subject to a $200.0 million per occurrence as the property damage coverage and has a waiting period of 30 days, excluding the Smackover Refinery which has a waiting period of 45 to 60 days.

We have various pollution liability policies, which provide coverages ranging from remediation of our property to third party liability. The limits of these policies vary based on our assessments of exposure at each location.

Loss of, or damage to, our vessels and cargo is insured through hull and cargo insurance policies. Vessel operating liabilities such as collision, cargo, environmental and personal injury are insured primarily through our participation in mutual insurance associations, commonly referred to as a P&I Club, which provides protection and indemnity insurance, and other insurance arrangements. Such membership potentially exposes us to assessments, and/or calls, in the event claims by us or other members exceed available funds and insurance. Except for our marine operations, we self-insure against liability exposure up to a predetermined amount, beyond which we are covered by catastrophe insurance coverage.

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

Climate Change. Scientific studies suggest that emissions of certain gases, commonly referred to as greenhouse gases ("GHGs") and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to such studies, the U.S. Congress has from time to time considered climate change-related legislation to restrict GHG emissions. Many states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Additionally, as a result of the April 2007 U.S. Supreme Court ruling in Massachusetts, et al. v. EPA deciding that the EPA has authority to regulate carbon dioxide emissions under the CAA, the EPA has taken several steps towards implementing regulations regarding the emission of GHGs. In 2009, the EPA issued a final rule declaring that six GHGs "endanger both the public health and the public welfare of current and future generations." The issuance of this "endangerment finding" allows the EPA to regulate GHG emissions under existing provisions of the federal CAA.

Further, in December 2015, over 190 countries, including the U.S., reached an agreement to reduce global GHG emissions ("Paris Agreement"). The Paris Agreement entered into force in November 2016, after over 70 countries, including the U.S., ratified or otherwise consented to be bound by the agreement. In November 2020, the U.S. formally withdrew from the Paris Agreement. However, on January 20, 2021, President Biden signed an “Acceptance on Behalf of the United States of America” that will allow the U.S. to rejoin the Paris Agreement. The newly signed acceptance, deposited with the United Nations on January 20, 2021, reverses the prior withdrawal. The U.S. officially rejoined the Paris Agreement on February 19, 2021. As part of rejoining the Paris Agreement, President Biden announced that the U.S. would commit to a 50 to 52 percent reduction from 2005 levels of GHG emissions by 2030 and set the goal of reaching net-zero GHG emissions by 2050. In addition, shortly after taking office in January 2021, President Biden issued a series of executive orders designed to address climate change, and new legislation to regulate GHG emissions has been periodically introduced into the U.S. Congress, but none have passed. Reentry into the Paris Agreement, new legislation, or President Biden’s executive orders may result in the development of additional regulations or changes to existing regulations, which could have a material adverse effect on our business and that of our customers. Several states and local governments have also stated their commitment to the principles of the Paris Agreement in their effectuation of policy and regulations. To date, such applicable requirements have not had a substantial effect upon our operations. Still, new legislation or regulatory programs that restrict emissions of GHGs in areas in which we conduct business could adversely affect our operations and demand for our services.

    Moreover, climate change could have an effect on the severity of weather (including hurricanes and floods), sea levels, the arability of farmland, and water availability and quality. If such effects were to occur, our operations have the potential to be adversely affected. Potential adverse effects could include disruption of our business activities, including, for example, damages to our facilities from powerful winds or floods, or increases in our costs of operation or reductions in the efficiency of our operations, as well as potentially increased costs for insurance coverages in the aftermath of such effects. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the transportation or process related services provided by companies or suppliers with whom we have a business relationship. In addition, the demand for and consumption of our products and services (due to change in costs, consumer demand and weather patterns), and the economic health of the regions in which we operate, could have a material adverse effect on our business, financial condition, results of operations and cash flows. We may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change.

Clean Water Act

The Federal Water Pollution Control Act of 1972, as amended, also known the Clean Water Act and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including hydrocarbon-bearing wastes, into state waters and waters of the U.S. Pursuant to the Clean Water Act and similar state laws, a National Pollutant Discharge Elimination System permit, or a state permit, or both, must be obtained to discharge pollutants into federal and state waters. In addition, the Clean Water Act and comparable state laws require that individual permits or coverage under general permits be obtained by subject facilities for discharges of storm water runoff. Furthermore, the Clean Water Act potentially requires individual permits or qualification for nationwide permits for activities that involve the discharge of dredged or fill material into waters of the U.S. In June 2015, the EPA and the U.S. Army Corps of Engineers (the “Corps”) finalized a rule intended to clarify the meaning of the term "waters of the U.S.," which established the scope of regulated waters under the Clean Water Act. However, in October 2019, the subject rule was repealed and the pre-2015 regulatory text was re-codified. In April 2020, the EPA and the Army Corps of Engineers issued the final Navigable Waters Protection Rule (“NWPR”) amending the definition of "water of the U.S." and replacing the EPA's October 2019 final rule. Judicial challenges to EPA’s October 2019 and April 2020 final rules are currently before multiple federal district courts. Additionally, the rules are among agency actions listed for review in accordance with President Biden’s January 20, 2021 Executive Order: "Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis." On December 7, 2021, EPA and the Corps published a proposed rule titled the “Revised Definition of ‘Waters of the U.S.’” The proposed rule provides that EPA and the Corps will begin interpreting the WOTUS definition consistent with the Pre-2015 regulatory regime, generally referred to as the “1986 definition,” subject to some amendments that reflect the agencies’ interpretation of the statutory limits on the WOTUS definition and Supreme Court precedent. The proposed rule, if finalized, would be expected to significantly expand federal jurisdiction as compared to the NWPR, and as such, we could face increased costs and delays with respect to obtaining permits for activities in jurisdictional waters, including wetlands. On January 24, 2022, however, the Supreme Court granted certiorari in the case of Sackett v. EPA to determine whether the Ninth Circuit set forth the proper test for determining whether wetlands are “waters of the U.S.” under the Clean Water Act. The Court’s decision to take up this jurisdictional question will undoubtedly impact the agencies’ current rulemaking process addressing the same question. To the extent that any future Supreme Court decisions or final rules expand the scope of the Clean Water Act's jurisdiction, we could face increased costs and delays with respect to permitting. We believe that we are in substantial compliance with Clean Water Act permitting requirements as well as the conditions imposed thereunder, and that our continued compliance with such existing permit conditions will not have a material adverse effect on our business, financial condition or results of operations.

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

    Transportation Regulations

    Our trucking operations are subject to regulation by the U.S. Department of Transportation and by various state agencies under the Federal Motor Carrier Safety Act and the Hazardous Materials Transportation Act and analogous state laws. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations, regulatory safety, driver licensing and insurance requirements, and the shipment and packaging of hazardous materials. Additional regulations apply specifically to the trucking industry, including testing and specification of equipment and product handling requirements. The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Some of these possible changes include increasingly stringent environmental regulations; changes in the hours of service regulations which govern the amount of time a driver may drive or work in any specific period; onboard black box recorder device requirements; or limits on vehicle weight and size. Moreover, various legislative proposals are occasionally introduced, including proposals to increase federal, state, or local taxes on motor fuels, among other things, which may increase our costs or adversely impact the recruitment of drivers. We cannot predict whether, or in what form, any increase in such taxes applicable to us will be enacted.

Human Capital

We do not have any employees.  Under our Omnibus Agreement with Martin Resource Management Corporation, Martin Resource Management Corporation provides us with corporate staff and support services.  These services include centralized corporate functions, such as accounting, treasury, engineering, information technology, insurance, administration of employee benefit plans and other corporate services.  Martin Resource Management Corporation has approximately 1,450 employees of which 1,130 individuals, including 59 individuals represented by labor unions, provide direct support to our operations as of December 31, 2021. Martin Resource Management Corporation employees are responsible for conducting our business and operating our assets on our behalf. In addition, we benefit from our relationship with Martin Resource Management Corporation through access to a significant pool of management expertise and established relationships throughout the energy industry.

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
Fluctuations in interest rates could materially affect our financial results, and the phase-out of LIBOR may increase interest expense related to our floating rate debt.
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
Adverse weather conditions, including droughts, hurricanes, tropical storms, ice storms, extreme cold weather and other severe weather, could reduce our results of operations and ability to make distributions to our unitholders.
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
We could incur losses due to impairment in the carrying value of our long-lived assets
Increasing energy prices could adversely affect our results of operations.
Decreasing energy prices could adversely affect our results of operations.

The natural decline in production in our operating regions and in other regions from which we source NGL supplies means our long-term success depends on our ability to obtain new sources of supplies of natural gas, NGLs and crude oil, which depends on certain factors beyond our control. Any decrease in supplies of natural gas, NGLs or crude oil could adversely affect our business and operating results.

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

Increasing scrutiny and changing expectations from stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

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

If third-party pipelines and other facilities interconnected to our terminals become partially or fully unavailable to transport natural gas, NGLs and crude oil, our revenues could be adversely affected.

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
A downgrade of our credit ratings could impact our liquidity, access to capital and costs of doing business, and maintaining credit ratings is under the control of independent third parties.
The industry in which we operate is highly competitive, and increased competitive pressure could adversely affect our business and operating results.
Information technology systems present potential targets for cyber security attacks, which could adversely affect our business.

Our business is subject to complex and evolving U.S. laws and regulations regarding privacy and data protection (“data protection laws”). Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, increased cost of operations, or otherwise harm our business.

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

The markets experienced a decline in oil prices in response to oil demand concerns due to the economic impacts of the COVID-19 pandemic, greatly impacting the demand for refined products resulting in a significant reduction in refinery utilization. As demand for our services and products decline, we could experience a reduction in the utilization of our assets. The continued spread of COVID-19 (including its variants) or a similar pandemic could result in further instability in the markets and decreases in commodity prices resulting in further adverse impacts on our results of operations, cash flows, and financial condition. In addition, the continued spread of the COVID-19 virus (including its variants), or similar pandemic, and the continuation of the measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns, may further impact our workforce and operations, the operations of our customers, and those of our vendors and suppliers. There is considerable uncertainty regarding such measures and potential future measures, which would have a material adverse effect on our results of operations, cash flows, and financial condition.

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

    We may not have sufficient available cash each quarter in the future to pay distributions on our units. Under the terms of our Partnership Agreement, we must pay our general partner's expenses and set aside any cash reserve amounts before making a distribution to our unitholders. The amount of cash we can distribute on our common units principally depends upon the amount of net cash generated from our operations, which will fluctuate from quarter to quarter based on, among other things:

•the costs of acquisitions, if any;

•the prices of petroleum products and by-products;

•fluctuations in our working capital;

•the level of capital expenditures we make;

•restrictions contained in our debt instruments and our debt service requirements;

•our ability to make working capital borrowings under our credit facility; and

•the amount, if any, of cash reserves established by our general partner in its discretion.

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

    The level of offshore oil and gas exploration, development and production activity historically has been volatile and is likely to continue to be so in the future. The level of activity is subject to large fluctuations in response to relatively minor changes in a variety of factors that are beyond our control, including:

•prevailing oil and natural gas prices and expectations about future prices and price volatility;

•the ability of exploration and production companies to drill in other basins that have more attractive rates of return;

•the cost of offshore exploration for and production and transportation of oil and natural gas;

•worldwide demand for oil and natural gas (e.g., the reduced demand following the recent COVID-19 pandemic;

•consolidation of oil and gas and oil service companies operating offshore;

•availability and rate of discovery of new oil and natural gas reserves in offshore areas;

•local and international political and economic conditions and policies;

•technological advances affecting energy production and consumption;

•weather conditions;
•environmental regulation; and

•the ability of oil and gas companies to generate or otherwise obtain funds for exploration and production

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

As of December 31, 2021, we had approximately $505.5 million in principal amount of debt outstanding (including $159.5 million outstanding under our credit facility). Our indebtedness could have important consequences, including the following:

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

Our primary sources of liquidity to meet operating expenses, service our indebtedness, pay distributions to our unitholders and fund capital expenditures have historically been provided by cash flows generated by our operations, borrowings under our credit facility and access to the debt and equity capital markets. Accessing capital in the capital markets has become difficult for many companies in the energy industry, in particular leveraged companies similar to us. Low and volatile commodity prices have also caused and may continue to cause lenders to increase interest rates, enact tighter lending standards, refuse to refinance existing debt around maturity on favorable terms or at all and may reduce or cease to provide funding to borrowers. Our inability to access the capital or credit markets on favorable terms could have a material adverse effect on our business, financial condition, results of operations, cash flows and liquidity and our ability to repay or refinance our debt.

The covenants in our debt instruments restrict our ability to incur additional indebtedness. For instance, while our credit facility has $275.0 million in lender commitments, the amount we are able to borrow is limited by the financial covenants contained therein. However, as of December 31, 2021, we had the ability to borrow approximately $92.9 million under our credit facility and were not constrained by such financial covenants.

Fluctuations in interest rates could materially affect our financial results, and the phase-out of LIBOR may increase interest expense related to our floating rate debt.

    Borrowings under our credit facility are at variable rates and include a LIBOR floor of 1.00%. Because a significant portion of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense. Based on our debt outstanding as of December 31, 2021, if LIBOR exceeds the 1.00% floor the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $1.6 million annually.

    Further, on March 5, 2021, the Financial Conduct Authority in the U.K. issued an announcement on the future cessation or loss of representativeness of LIBOR benchmark settings currently published by ICE Benchmark Administration. That announcement confirmed that LIBOR will either cease to be provided by any administrator or will no longer be representative after December 31, 2021 for all non-USD LIBOR reference rates, and for certain short-term USD LIBOR reference rates, and after June 30, 2023 for other reference rates. It is uncertain whether LIBOR will be available as a benchmark for pricing our floating rate indebtedness until, or after, June 30, 2023. Our credit facility includes a mechanism to amend the facility to reflect the establishment of an alternative rate of interest upon the occurrence of certain events related to the phase-out of LIBOR. However, we have not yet pursued any technical amendment or other contractual alternative to address this matter and are currently evaluating the impact of the potential replacement of LIBOR. If no such amendment or other contractual alternative is established on or prior to the phase-out of LIBOR, interest under our credit facility will bear interest at higher rates based on the prime rate until such amendment or other contractual amendment is established. Even where we have entered into interest rate swaps or other derivative instruments for purposes of managing our interest rate exposure, our hedging strategies may not be effective as a result of the replacement or phasing out of LIBOR, and our earnings may be subject to volatility. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. The potential increase in our interest expense as a result of the phase-out of LIBOR and uncertainty as to the nature of such potential phase-out and alternative references rates or disruption in the financial market could have an adverse effect on our financial condition, results of operations and cash flows.

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

•the lenders do not have to provide funding if there is a default under the credit facility or if any of the representations or warranties included in the credit facility are false in any material respect; and

•if any lender refuses to fund its commitment for any reason, whether or not valid, the other lenders are not required to provide additional funding to make up for the unfunded portion.

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

    We may not be able to successfully integrate any future acquisitions into our existing operations or achieve the desired profitability from such acquisitions. These acquisitions may require substantial capital expenditures and the incurrence of additional indebtedness. If we make acquisitions, our capitalization and results of operations may change significantly. Further, any acquisition could result in:

•post-closing discovery of material undisclosed liabilities of the acquired business or assets;

•the unexpected loss of key employees or customers from the acquired businesses;

•difficulties resulting from our integration of the operations, systems and management of the acquired business; and

•an unexpected diversion of our management's attention from other operations.

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

The threat of climate change continues to attract considerable attention in the U.S. and in foreign countries. Numerous proposals have been made and could continue to be made at the international, national, regional, and state levels to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions. As a result, our operations, as well as the operations of our customers, are subject to a series of regulatory, political, financial, and litigation risks associated with the processing, terminalling, storage, and transportation of fossil fuels, petroleum products, and emission of GHGs.

In the U.S., no comprehensive climate change legislation has been implemented at the federal level. However, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the U.S., and implement New Source Performance Standards directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and natural gas sector, including midstream sources. Despite potential changes with respect to the federal regulation of GHGs, various states and groups of states have adopted or are considering adopting legislation, regulations, or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and various other measures that would restrict emissions of GHGs from different industrial sectors. At the international level, pursuant to the Paris Agreement, over 190 countries have committed to limiting their GHG emissions through individually-determined reduction goals every five years after 2020. In November 2020, the U.S. formally withdrew from the Paris Agreement. However, on January 20, 2021, President Biden signed an “Acceptance on Behalf of the U.S.,” and the U.S. officially rejoined the Paris Agreement on February 19, 2021. As part of rejoining the Paris Agreement, President Biden announced that the U.S. would commit to a 50 to 52 percent reduction from 2005 levels of GHG emissions by 2030 and set the goal of reaching net-zero GHG emissions by 2050. State, federal, and international regulatory measures have the potential to increase our operating costs through direct regulation of GHG emissions resulting from our operations, and could also indirectly adversely affect our operations by decreasing demand for our services and products.

For example, our business could be impacted by initiatives to address greenhouse gases and climate change and incentives to conserve energy or use alternative energy sources. For example, the Build Back Better Act, passed by the U.S. House of Representatives and supported by President Biden, includes incentives to increase wind and solar electric generation and encourage consumers to use these alternative energy sources. At this time, it is uncertain whether, and in what form, the Build Back Better Act may become law. However, the Build Back Better Act or similar state or federal initiatives to incentivize a shift away from fossil fuels could reduce demand for hydrocarbons, thereby reducing demand for our products and services and negatively impacting our business.

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

Adverse weather conditions, including droughts, hurricanes, tropical storms, ice storms, extreme cold weather and other severe weather, could reduce our results of operations and ability to make distributions to our unitholders.

    Our distribution network and operations are primarily concentrated in the Gulf Coast region of the U.S. and along the Mississippi River inland waterway. Weather in these regions is sometimes severe (including tropical storms and hurricanes) and can be a major factor in our day-to-day operations. Our marine transportation operations can be significantly delayed, impaired or postponed by adverse weather conditions, such as fog in the winter and spring months and certain river conditions. Additionally, our marine transportation operations and our assets in the Gulf of Mexico, including our barges, push boats, tugboats and terminals, can be adversely impacted or damaged by hurricanes, tropical storms, tidal waves or other related events. Demand for our lubricants and the diesel fuel we throughput in our Terminalling and Storage segment can be affected if offshore drilling operations are disrupted by weather in the Gulf of Mexico.

In addition, our assets are vulnerable to winter storms and extreme cold weather. For example, in February 2021, we experienced Winter Storm Uri ("Uri"), an unprecedented storm bringing extreme cold temperatures to Texas and the surrounding areas, which resulted in gulf coast refineries running at reduced rates or halting operations entirely. The majority of the impact we experienced was centered around our transportation and sulfur services segments, where we saw reduced activity due to Uri's impact on Gulf Coast refinery utilization. Additionally, our Smackover Refinery was down approximately nine days due to Uri, during which time we began preparations for the previously scheduled turnaround in March of 2021. .

    National weather conditions have a substantial impact on the demand for our products. Extreme weather conditions (either wet or dry) have in recent years decreased the demand for fertilizer. For example, an unusually wet spring can delay planting of seeds, which can leave insufficient time to apply fertilizer at the planting stage. Conversely, drought conditions can kill or severely stunt the growth of crops, thus eliminating the need to nurture plants with fertilizer. Likewise, unusually warm weather during the winter months can cause a significant decrease in the demand for NGL products. Any of these or similar conditions could result in a decline in our net income and cash flow, which would reduce our ability to make distributions to our unitholders.

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

    Our operations are subject to the operating hazards and risks incidental to terminalling and storage, marine transportation and the distribution of petroleum products and by-products and other industrial products. These hazards and risks, many of which are beyond our control, include:

•accidents on rivers or at sea and other hazards that could result in releases, spills and other environmental damages, personal injuries, loss of life and suspension of operations;

•leakage of NGLs and other petroleum products and by-products;

•fires and explosions;

•damage to transportation, terminalling and storage facilities and surrounding properties caused by natural disasters; and

•terrorist attacks or sabotage.

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

We could incur losses due to impairment in the carrying value of our long-lived assets.

We periodically evaluate goodwill and long-lived assets for impairment. Our impairment analyses for long-lived assets require management to apply judgment in evaluating whether events and circumstances are present that indicate an impairment may have occurred. If we believe an impairment may have occurred judgments are then applied in estimating future cash flows and useful lives, as well as assessing the probability of different outcomes. To perform the impairment assessment for goodwill, we use a discounted cash flow analysis, supplemented by a market approach analysis. Key assumptions in the analysis include industry and economic factors, future operating results and discount rates. In estimating cash flows, we use present economic conditions, as well as future expectations. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to impairment charges. Adverse changes in our business or the overall operating environment may affect our estimate of future operating results, which could result in future impairment due to the potential impact on our operations and cash flows.

Increasing energy prices could adversely affect our results of operations.

    Increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses. An increase in price of these products would increase our operating expenses, which could adversely affect our results of operations, including net income and cash flows. We cannot assure unitholders that we will be able to pass along increased operating expenses to our customers.

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

For example, due to the economic impacts of the COVID-19 pandemic in 2020, the markets experienced a decline in oil prices in response to oil demand concerns. These concerns were further exacerbated by the price war among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other non-OPEC producer nations during the first quarter of 2020 and global storage considerations. Travel restrictions and stay-at-home orders implemented by governments in many regions and countries across the globe, including the U.S., greatly impacted the demand for refined products resulting in a significant reduction in refinery utilization, which impacted our 2020 performance and continued to impact our marine transportation business in 2021. This impact started in February of 2020 and continued through the end of 202, during which time we saw unfavorable trends in certain key metrics across several of our business lines compared to historical periods. The significant reduction in refinery utilization as a result of reduced refined products demand significantly impacted our Transportation and NGL segments. As the volume of products produced or purchased by refineries reduced, demand for our services decreased.

The natural decline in production in our operating regions and in other regions from which we source NGL supplies means our long-term success depends on our ability to obtain new sources of supplies of natural gas, NGLs and crude oil, which depends on certain factors beyond our control. Any decrease in supplies of natural gas, NGLs or crude oil could adversely affect our business and operating results.

Our terminalling and storage, transportation and NGL services depend on crude oil and natural gas wells from which production will naturally decline over time, which means that the cash flows associated with these sources of natural gas and crude oil will likely also decline over time. To maintain or increase our levels of operation, we must continually obtain new natural gas, NGL and crude oil supplies. A material decrease in natural gas or crude oil production from producing areas on which we rely, as a result of depressed commodity prices or otherwise, could result in a decline in the volume of petroleum products for which we provide terminalling, storage and transportation service or NGL products delivered to our facilities. Our ability to obtain additional sources of natural gas, NGLs and crude oil depends, in part, on the level of successful drilling and production activity near our terminals and other areas from which we source NGL and crude oil supplies. We have no control over the level of such activity in the areas of our operations, the amount of reserves associated with the wells or the rate at which production from a well will decline. In addition, we have no control over producers or their drilling, completion or production decisions, which are affected by, among other things, prevailing and projected energy prices, demand for hydrocarbons, the level of reserves, geological considerations, governmental regulations, the availability of drilling rigs, other production and development costs and the availability and cost of capital.

Fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of new oil and natural gas reserves. Drilling and production activity generally decreases as crude oil and natural gas prices decrease. Prices of crude oil and natural gas have been historically volatile, and we expect this volatility to continue. Consequently, even if new natural gas or crude oil reserves are discovered in areas served by our assets, producers may choose not to develop those reserves. For example, current low prices for natural gas combined with relatively high levels of natural gas in storage could result in curtailment or shut-in of natural gas production similar to the production shut-ins we experienced in 2020 due to the impacts of the COVID-19 pandemic. Furthermore, in response to depressed commodity prices, many operators have announced substantial reductions in their estimated capital expenditures, rig count and completion crews. Reductions in exploration and production activity, competitor actions or shut-ins by producers in the areas in which we operate may prevent us from obtaining supplies of natural gas or crude oil to replace the natural decline in volumes from existing wells, which could result in reduced volumes through our facilities and reduced utilization of our assets.

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

Increasing scrutiny and changing expectations from stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies across all industries are facing increasing scrutiny from stakeholders related to their environmental, social, and governance (“ESG”) practices. Investor advocacy groups, certain institutional investors, investment funds, and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. Regardless of the industry, investors’ increased focus and activism related to ESG and similar matters may hinder access to capital, as investors may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s ESG practices. Companies that do not adapt to or comply with investor or stakeholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected.

Our stakeholders may require us to implement ESG procedures or standards in order to remain invested in us or before they may make further investments in us. Additionally, we may face reputational challenges in the event our ESG procedures or standards do not meet the standards set by certain constituencies. If we do not meet our stakeholders’ expectations, our business, ability to access capital, and/or our common unit price could be harmed.

Additionally, adverse effects upon the oil and gas industry related to the worldwide social and political environment, including uncertainty or instability resulting from climate change, changes in political leadership and environmental policies, changes in geopolitical-social views toward fossil fuels and renewable energy, concern about the environmental impact of climate change and investors’ expectations regarding ESG matters, may also adversely affect demand for our services. Any long-term material adverse effect on the oil and gas industry could have a significant financial and operational adverse impact on our business.

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

    Our operations are dependent upon our terminalling and storage facilities and various means of transportation. We are also dependent upon the uninterrupted operations of certain facilities owned or operated by our suppliers and customers. Any significant interruption at these facilities or inability to transport products to or from these facilities or to or from our customers for any reason would adversely affect our results of operations, cash flow and ability to make distributions to our unitholders. Operations at our facilities and at the facilities owned or operated by our suppliers and customers could be partially or completely shut down, temporarily or permanently, as the result of any number of circumstances that are not within our control, such as:

•catastrophic events, including hurricanes;

•environmental remediation;

•labor difficulties; and

•disruptions in the supply of our products to our facilities or means of transportation.

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

If third-party pipelines and other facilities interconnected to our terminals become partially or fully unavailable to transport natural gas, NGLs and crude oil, our revenues could be adversely affected.

We depend upon third-party pipelines, storage and other facilities that provide delivery options to and from our terminals. Since we do not own or operate these pipelines or other facilities, their continuing operation in their current manner is not within our control. If any of these third-party facilities become partially or fully unavailable, or if the quality specifications for their facilities change so as to restrict our ability to utilize them, our revenues could be adversely affected.

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

A downgrade of our credit ratings could impact our liquidity, access to capital and costs of doing business, and maintaining credit ratings is under the control of independent third parties.

A downgrade of our credit ratings may increase our cost of borrowing and could require us to post collateral with third parties, negatively impacting our available liquidity. Our and our subsidiaries’ ability to access capital markets could also be limited by a downgrade of our credit ratings.

Credit rating agencies perform independent analysis when assigning credit ratings. The analysis includes a number of criteria including, but not limited to, business composition, market and operational risks, as well as various financial tests. Credit rating agencies continue to review the criteria for industry sectors and various debt ratings and may make changes to those criteria from time to time. Credit ratings are not recommendations to buy, sell or hold investments in the rated entity. Ratings are subject to revision or withdrawal at any time by the rating agencies, and we cannot assure you that we will maintain our current credit ratings.

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

We are reliant on technology to improve efficiency in our business. Information technology systems are critical to our operations and those of our third-party providers with whom we are connected. These systems could be a potential target for a cyber security attack as they are used to store and process sensitive information regarding our operations, financial position, and information pertaining to our customers and vendors. Dependence on automated systems may increase the risks related to operational systems failures and breaches of critical operational or financial controls, and tampering or deliberate manipulation of such systems may result in losses that are difficult to detect. While we take the utmost precautions, we cannot guarantee safety from all threats and attacks. Some individuals and groups, including criminal organizations and state-sponsored groups, have attempted to gain unauthorized access to computer networks of U.S. businesses and mounted so-called “cyberattacks” to disable or disrupt computer systems, disrupt operations, and steal funds or data including through so-called “phishing” schemes, which are attempts to obtain unauthorized access by targeted acts of deception against individuals with legitimate access to physical locations or information. For example, in 2021, a company in the midstream industry suffered a ransomware cyberattack that impacted computerized equipment managing a pipeline and resulted in the halt of the pipeline’s operations in order to contain the attack.

Any successful breach of security with respect to us or our third-party providers could result in the spread of inaccurate or confidential information, disruption of operations, environmental harm, endangerment of employees, damage to our assets, and increased costs to respond. Any of these instances could have a negative impact on cash flows, litigation status and/or our reputation, which could have a material adverse effect on our business, financial conditions and operations. Due to COVID-19 protocols, many of our employees and those of our service providers, vendors and customers have been accessing computer systems remotely where their cybersecurity protections may be less robust and our cybersecurity procedures and safeguards may be less effective. While we make significant investments in technology security and we carefully evaluate the security of selected cloud system providers and cloud storage providers, there can be no guarantee that information security efforts will be totally effective.

Moreover, as cyberattacks continue to evolve, we may be required to expend significant additional resources to further enhance our digital security or to remediate vulnerabilities. In addition, cyberattacks against us or others in our industry could result in additional regulations, which could lead to increased regulatory compliance costs, insurance coverage cost, or capital expenditures and any failure by us to comply with these additional regulations could result in significant penalties and liability to us. In May and July 2021, following ransomware attacks on a major petroleum pipeline, the Department of Homeland Security issued security directives to certain midstream pipeline companies that require such companies to appoint cybersecurity personnel, perform cybersecurity assessments and complete specific network enhancements, and report incidents and other information to the Department’s Cybersecurity and Infrastructure Security Agency. We cannot predict the potential impact to our business or the energy industry resulting from additional regulations.

Our business is subject to complex and evolving U.S. laws and regulations regarding privacy and data protection (“data protection laws”). Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, increased cost of operations, or otherwise harm our business.

The regulatory environment surrounding data privacy and protection is constantly evolving and can be subject to significant change. New data protection laws pose increasingly complex compliance challenges and potentially elevate our costs. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance, and violations of applicable data protection laws can result in significant penalties. Any failure, or perceived failure, by us to comply with applicable data protection laws could result in proceedings or actions against us by governmental entities or others, subject us to significant fines, penalties, judgments, and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business. As noted above, we are also subject to the possibility of cyberattacks, which themselves may result in a violation of these laws.

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

•the conversion of units of equal rank with the common units into common units under some circumstances; or

•the conversion of our general partner's general partner interest in us as a result of the withdrawal of our general partner.

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

    If unitholders are dissatisfied with the performance of our general partner, they will have a limited ability to remove our general partner. Our general partner generally may not be removed except upon the vote of the holders of at least 66 2/3% of the outstanding units voting together as a single class. As of December 31, 2021, Martin Resource Management Corporation owned 15.8% of our total outstanding common limited partner units and all of the ownership interests in MMGP, our general partner.

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

    The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some states. The holder of one of our common units could be held liable in some circumstances for our obligations to the same extent as a general partner if a court were to determine that:

•we had been conducting business in any state without compliance with the applicable limited partnership statute; or

•the right or the exercise of the right by our unitholders as a group to remove or replace our general partner, to approve some amendments to our Partnership Agreement, or to take other action under our Partnership Agreement constituted participation in the "control" of our business.

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

    Our Partnership Agreement limits the liability and reduces the fiduciary duties of our general partner to the unitholders. Our Partnership Agreement also restricts the remedies available to unitholders for actions that would otherwise constitute breaches of our general partner's fiduciary duties. For example, our Partnership Agreement:

•permits our general partner to make a number of decisions in its "sole discretion." This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any limited partner;

•provides that our general partner is entitled to make other decisions in its "reasonable discretion," which may reduce the obligations to which our general partner would otherwise be held;

•generally provides that affiliated transactions and resolutions of conflicts of interest not involving a required vote of unitholders must be "fair and reasonable" to us and that, in determining whether a transaction or resolution is "fair and reasonable," our general partner may consider the interests of all parties involved, including its own; and

•provides that our general partner and its officers and directors will not be liable for monetary damages to us, our limited partners or assignees for errors of judgment or for any acts or omissions if our general partner and those other persons acted in good faith.

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

•the conversion of units of equal rank with the common units into common units under some circumstances; or

•the conversion of our general partner's general partner interest in us as a result of the withdrawal of our general partner.

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

The issuance of additional common units or other equity securities of equal or senior rank will have the following effects:

•our unitholders' proportionate ownership interest in us will decrease;

•the amount of cash available for distribution on a per unit basis may decrease;

•because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;

•the relative voting strength of each previously outstanding unit will diminish;

•the market price of the common units may decline; and

•the ratio of taxable income to distributions may increase.

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

    As of December 31, 2021, Martin Resource Management Corporation owned 15.8% of our total outstanding common limited partner units and 100% of the ownership interests in MMGP. MMGP owns a 2% general partnership interest in us.

Conflicts of interest may arise between Martin Resource Management Corporation and our general partner, on the one hand, and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of Martin Resource Management Corporation over the interests of our unitholders. Potential conflicts of interest between us, Martin Resource Management Corporation and our general partner could occur in many of our day-to-day operations including, among others, the following situations:

•Officers of Martin Resource Management Corporation who provide services to us also devote significant time to the businesses of Martin Resource Management Corporation and are compensated by Martin Resource Management Corporation for that time;

•Neither our Partnership Agreement nor any other agreement requires Martin Resource Management Corporation to pursue a business strategy that favors us or utilizes our assets or services. Martin Resource Management Corporation's directors and officers have a fiduciary duty to make these decisions in the best interests of the shareholders of Martin Resource Management Corporation without regard to the best interests of the unitholders;

•Martin Resource Management Corporation may engage in limited competition with us;

•Our general partner is allowed to take into account the interests of parties other than us, such as Martin Resource Management Corporation, in resolving conflicts of interest, which has the effect of reducing its fiduciary duty to our unitholders;

•Under our Partnership Agreement, our general partner may limit its liability and reduce its fiduciary duties, while also restricting the remedies available to our unitholders for actions that, without the limitations and reductions, might constitute breaches of fiduciary duty. As a result of purchasing units, our unitholders will be treated as having consented to some actions and conflicts of interest that, without such consent, might otherwise constitute a breach of fiduciary or other duties under applicable state law;

•Our general partner determines which costs incurred by Martin Resource Management Corporation are reimbursable by us;

•Our Partnership Agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or from entering into additional contractual arrangements with any of these entities on our behalf;

•Our general partner controls the enforcement of obligations owed to us by Martin Resource Management Corporation;

•Our general partner decides whether to retain separate counsel, accountants or others to perform services for us;

•The audit committee of our general partner retains our independent auditors;

•In some instances, our general partner may cause us to borrow funds to permit us to pay cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions; and

•Our general partner has broad discretion to establish financial reserves for the proper conduct of our business. These reserves also will affect the amount of cash available for distribution.

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

    At the federal level, members of Congress and the President of the U.S. have periodically considered substantive changes to the existing U.S. tax laws that would have affected certain publicly traded partnerships, including the elimination of partnership tax treatment for publicly traded partnerships. At the state level, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, we are required to pay a Texas margin tax at a maximum effective rate of 0.525% of our gross income apportioned to Texas in the prior year. Imposition of any such tax on us by any other state will reduce the cash available for distribution to our unitholders.

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

Additionally, we are required to designate a partner, or other person, with a substantial presence in the U.S. as the partnership representative ("Partnership Representative"). The Partnership Representative will have the sole authority to act on our behalf for purposes of, among other things, U.S. federal income tax audits and judicial review of administrative adjustments by the IRS. We have designated our general partner as our Partnership Representative. Further, any actions taken by us or by the Partnership Representative on our behalf with respect to, among other things, federal income tax audits and judicial review of administrative adjustments by the IRS, will be binding on us and all of our unitholders.

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

In general, the Partnership is entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during its taxable year. However, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, the deduction for "business interest" is limited to the sum of the Partnership’s business interest income and 30% of its "adjusted taxable income." For the purposes of this limitation, the Partnership’s adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion to the extent such depreciation, amortization, or depletion is not capitalized into cost of goods sold with respect to inventory. For our 2020 tax year only, the Coronavirus Aid, Relief, and Economic Security Act increased the 30% adjusted taxable income limitation to 50%. If the Partnership’s "business interest" is subject to limitation under these rules, unitholders will be limited in their ability to deduct their share of any interest expense that has been allocated to them. As a result, unitholders may be subject to limitation on their ability to deduct interest expenses incurred by the Partnership.

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

Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income. In addition, if a unitholder sells or otherwise disposes of a unit, the transferee is required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferee but were not withheld. However, the U.S. Treasury and the IRS have suspended these rules for transfers of certain publicly traded partnership interests, including transfers of our common units that occur before January 1, 2023. Under recently finalized Treasury Regulations and a recent IRC Notice, in the case of transfers of our common units occurring on or after January 1, 2023, such withholding will be required on open market transactions, but in the case of a transfer made through a broker, the obligation to withhold will be imposed on the broker instead of the transferee (and we will generally not be required to withhold from the transferee amounts that should have been withheld by the transferee but were not withheld).

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

A portion of our taxable income is earned through MTI, which is a C corporation for federal tax purposes. C corporations are subject to federal income tax on their taxable income at the corporate tax rate, which is currently 21%, and will likely pay state (and possibly local) income tax at varying rates on their taxable income. Any such entity level taxes will reduce the cash available for distribution to our unitholders. Distributions from any such C corporation are generally taxed again to unitholders as dividend income to the extent of current and accumulated earnings and profits of such C corporation. As of December 31, 2021, the maximum federal income tax rate applicable to such qualified dividend income that is allocable to individuals was 20% (plus a 3.8% net investment income tax that applies to certain net investment income earned by individuals, estates and trusts). An individual unitholders’ share of dividend and interest income from MTI or other C corporation subsidiaries would constitute portfolio income that could not be offset by the unitholders’ share of our other losses or deductions.

Unitholders may be subject to state, local and foreign taxes and return filing requirements as a result of investing in our common units.

    In addition to federal income taxes, unitholders may be subject to other taxes, such as state, local and foreign income taxes, unincorporated business taxes and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we do business or own property. Unitholders may be required to file state, local and foreign income tax returns and pay state and local income taxes in some or all of the various jurisdictions in which we do business or own property and may be subject to penalties for failure to comply with those requirements. We own property and/or conduct business in Alabama, Arizona, Arkansas, California, Florida, Georgia, Illinois, Indiana, Kansas, Louisiana, Minnesota, Mississippi, Missouri, Nebraska, Oklahoma, Pennsylvania, Tennessee, Texas, Utah, and West Virginia. We may do business or own property in other states or foreign countries in the future. It is the unitholder's responsibility to file all federal, state, local and foreign tax returns. Our counsel has not rendered an opinion on the state, local or foreign tax consequences of an investment in our common units.

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

    From time to time, we are subject to certain legal proceedings, claims and disputes that arise in the ordinary course of our business. Although we cannot predict the outcomes of these legal proceedings, these actions, in the aggregate, could have a material adverse impact on our financial position, results of operations or liquidity. A description of our legal proceedings is included in "Item 8. Financial Statements and Supplementary Data, Note 20. Commitments and Contingencies", and is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Our Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common units are traded on the NASDAQ under the symbol "MMLP." As of March 1, 2022, there were approximately 211 holders of record and approximately 10,711 beneficial owners of our common units.

Cash Distribution Policy

Within 45 days after the end of each quarter, we distribute all of our available cash, as defined in our Partnership Agreement, to unitholders of record on the applicable record date.  Our general partner has broad discretion to establish cash reserves that it determines are necessary or appropriate to properly conduct our business.  These can include cash reserves for future capital and maintenance expenditures, reserves to stabilize distributions of cash to the unitholders and our general partner, reserves to reduce debt, or, as necessary, reserves to comply with the terms of any of our agreements or obligations.  Our distributions are made 98% to unitholders and 2% to our general partner.

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

    Quarterly Distribution. On January 25, 2022, we declared a quarterly cash distribution of $0.005 per common unit for the fourth quarter of 2021, or $0.02 per common unit on an annualized basis, which was paid on February 14, 2022 to unitholders of record as of February 7, 2022.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a publicly traded limited partnership with a diverse set of operations focused primarily in the Gulf Coast region of the U.S. Our four primary business lines include:

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

Significant Recent Developments

Hurricane Ida. On August 29, 2021, Ida made landfall in Southeast Louisiana as a category 4 hurricane. Ida impacted our transportation and sulfur services segments due to the effects on refinery utilization in the Lake Charles, Louisiana area resulting from the storm. We did not experience any material storm-related damage. We spent approximately $0.1 million on restoration and recovery costs as a result of Ida.

Winter Storm Uri. In February 2021, we experienced Winter Storm Uri ("Uri"), an unprecedented storm bringing extreme cold temperatures to Texas and the surrounding areas, which resulted in Gulf Coast refineries running at reduced rates or halting operations entirely. The majority of the impact we experienced was centered around our transportation and sulfur services segments, where we saw reduced activity due to Uri's impact on Gulf Coast refinery utilization. Additionally, our Smackover Refinery was down approximately nine days due to Uri, during which time we began preparations for the previously scheduled turnaround in March of 2021. This allowed us to minimize the amount of downtime at the Smackover Refinery, which was back in operation by March 9, 2021.

COVID-19. We continue to monitor the impacts of the COVID-19 pandemic (including variants of the virus) on all aspects of our business. Travel restrictions and stay-at-home orders in place during much of 2020 that were implemented by governments in many regions and countries across the globe, including the U.S., have greatly impacted the demand for refined products resulting in a significant reduction in refinery utilization, which impacted our 2020 performance and continued to impact our marine transportation business in 2021.

Looking forward, we expect to continue to experience some adverse impacts of COVID-19 in our marine transportation segment, but we believe that refinery utilization will continue to increase as a result of widespread vaccinations and a rebounding economy. This should ultimately improve refined product demand as people continue to return to in-person work and resume travel. We expect this will positively impact our marine transportation business as demand for our services improves.

Overall, the extent to which the duration and severity of the pandemic impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted at this time. Accordingly, it is possible that the impact of the pandemic, including the impact of variants of COVID-19, could have a material adverse effect on the Partnership's results of operations, financial position and cash flows in 2022, including the recoverability of long-lived assets and goodwill, the valuation of inventory, and the amount of expected credit losses.
Management considered the impact of the pandemic on the assumptions and estimates used in the preparation of the financial statements. A sustained reduction in refinery demand and utilization could lead to future asset impairments as well as adversely affect access to capital and financing to be able to meet future obligations. Management also assessed the extent to which the current macroeconomic events brought about by the pandemic and significant declines in refined product demand impacted the valuation of expected credit losses on accounts receivable and certain inventory items or resulted in modifications to any significant contracts. Ultimately the results of these assessments did not have a material impact on our results as of December 31, 2021.

Regulatory Developments. On January 20, 2021, the Biden Administration came into office and immediately issued a number of executive orders related to climate change and the production of oil and gas that could affect our operations and those of our customers. On his first day in office, President Biden signed an instrument reentering the U.S. into the Paris Agreement, effective February 19, 2021, and issued an executive order on “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis” seeking to adopt new regulations and policies to address climate change and suspend, revise, or rescind prior agency actions that are identified as conflicting with the Biden Administration’s climate policies. In addition, on January 27, 2021, President Biden issued an executive order indefinitely suspending new oil and natural gas leases on public lands or in offshore waters pending completion of an ongoing comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. On June 15, 2021, however, a judge in the U.S. District Court for the Western District of Louisiana issued a nationwide temporary injunction blocking the suspension. The Department of the Interior appealed the U.S. District Court’s ruling but resumed oil and gas leasing pending resolution of the appeal. In November 2021, the Department of the Interior completed its review and issued a report on the federal oil and gas leasing program. The Department of the Interior’s report recommends several changes to federal leasing practices, including changes to royalty payments, bidding, and bonding requirements. Furthermore, on April 22, 2021, at a global summit on climate change, President Biden committed the U.S. to target emissions reductions of 50-52% of 2005 levels by 2030. Lastly, on June 30, 2021, President Biden signed into law a reinstatement of regulations put in place during the Obama administration regarding methane emissions. The Company had previously complied with these regulations during the Obama administration and does not expect the reinstatement to have a material effect on the Company or its operations. The Biden Administration could also seek, in the future, to put into place additional executive orders, policy and regulatory reviews, or seek to have Congress pass legislation that could adversely affect the production of oil and natural gas, and our operations and those of our customers.

For more information about the potential physical effects of climate change and environmental regulation on our business, see our environmental and climate change related risk factors in Section 1A “Risk Factors.”

Subsequent Events

Quarterly Distribution. On January 25, 2022, we declared a quarterly cash distribution of $0.005 per common unit for the fourth quarter of 2021, or $0.02 per common unit on an annualized basis, which was paid on February 14, 2022 to unitholders of record as of February 7, 2022.

Critical Accounting Policies and Estimates

    Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated financial statements included elsewhere herein. We prepared these financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP" or "GAAP"). The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. You should also read Note 2, "Significant Accounting Policies" in Notes to Consolidated Financial Statements. The following table evaluates the potential impact of estimates utilized during the periods ended December 31, 2021 and 2020:

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Estimates and Assumptions
Impairment of Long-Lived Assets
We periodically evaluate whether the carrying value of long-lived assets has been impaired when circumstances indicate the carrying value of the assets may not be recoverable. These evaluations are based on undiscounted cash flow projections over the remaining useful life of the asset. The carrying value is not recoverable if it exceeds the sum of the undiscounted cash flows. Any impairment loss is measured as the excess of the asset's carrying value over its fair value.	Our impairment analyses require management to use judgment in estimating future cash flows and useful lives, as well as assessing the probability of different outcomes.	Applying this impairment review methodology, no impairment was recorded during the year ended December 31, 2021. We recorded an impairment charge of $3.1 million and $1.3 million in our Terminalling and Storage and Transportation segments, respectively, during the year ended December 31, 2020. No impairment of long-lived assets was recorded during the year ended December 31, 2019.
Impairment of Goodwill
Goodwill is subject to a fair-value based
impairment test on an annual basis, or more frequently if events or changes in circumstances indicate that the fair value of any of our reporting units is less than its carrying amount. When assessing the recoverability of goodwill , we may first assess qualitative factors in determining
whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative assessment is not required. If an initial qualitative assessment indicates that it is more likely than not the carrying amount exceeds the fair value of a reporting unit, a quantitative analysis will be performed. We may also elect to bypass the qualitative assessment and proceed directly to a quantitative analysis depending on the facts and circumstances.	As part of the quantitative evaluation, we determine fair value using accepted valuation techniques, including discounted cash flow, the guideline public company method and the guideline transaction method. These analyses require management to make assumptions and estimates regarding industry and economic factors, future operating results and discount rates. We conduct impairment testing using present economic conditions, as well as future expectations.	Applying this impairment review methodology, we considered the impact that COVID-19 had on our cash flows and the value our unit price during 2021 and 2020 and elected to bypass the qualitative assessment and perform a quantitative assessment during each of those years. Based upon the most recent annual review as of August 31, 2021, no goodwill impairment exists within our reporting units for the year ended December 31, 2021. No goodwill impairment was recorded during the years ended December 31, 2020 or 2019.

Our Relationship with Martin Resource Management Corporation

Martin Resource Management Corporation directs our business operations through its ownership of our general partner and under the Omnibus Agreement. In addition to the direct expenses payable to Martin Resource Management Corporation under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. For the years ended December 31, 2021, 2020 and 2019, the board of directors of our general partner approved reimbursement amounts of $14.4 million, $16.4 million and $16.7 million, respectively, reflecting our allocable share of such expenses. The board of directors of our general partner will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

Non-GAAP Financial Measures

To assist management in assessing our business, we use the following non-GAAP financial measures: earnings before interest, taxes, and depreciation and amortization ("EBITDA"), adjusted EBITDA (as defined below), distributable cash flow available to common unitholders (“Distributable Cash Flow”), and free cash flow after growth capital expenditures and principal payments under finance lease obligations ("Adjusted Free Cash Flow"). Our management uses a variety of financial and operational measurements other than our financial statements prepared in accordance with U.S. GAAP to analyze our performance.

Certain items excluded from EBITDA and Adjusted EBITDA are significant components in understanding and assessing an entity's financial performance, such as cost of capital and historical costs of depreciable assets.

EBITDA and Adjusted EBITDA. We define Adjusted EBITDA as EBITDA before unit-based compensation expenses, gains and losses on the disposition of property, plant and equipment, impairment and other similar non-cash adjustments. Adjusted EBITDA is used as a supplemental performance and liquidity measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts, and others, to assess:

•the financial performance of our assets without regard to financing methods, capital structure, or historical cost basis;
•the ability of our assets to generate cash sufficient to pay interest costs, support our indebtedness, and make cash distributions to our unitholders; and
•our operating performance and return on capital as compared to those of other companies in the midstream energy sector, without regard to financing methods or capital structure.

The GAAP measures most directly comparable to adjusted EBITDA are net income (loss) and net cash provided by operating activities. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income (loss), operating income (loss), net cash provided by operating activities, or any other measure of financial performance presented in accordance with GAAP. Adjusted EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate Adjusted EBITDA in the same manner.

Adjusted EBITDA does not include interest expense, income tax expense, and depreciation and amortization. Because we have borrowed money to finance our operations, interest expense is a necessary element of our costs and our ability to generate cash available for distribution. Because we have capital assets, depreciation and amortization are also necessary elements of our costs. Therefore, any measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is important to consider net income (loss) and net cash provided by operating activities as determined under GAAP, as well as adjusted EBITDA, to evaluate our overall performance.

Distributable Cash Flow. We define Distributable Cash Flow as Net Cash Provided by (Used in) Operating Activities less cash received (plus cash paid) for closed commodity derivative positions included in Accumulated Other Comprehensive Income (Loss), plus changes in operating assets and liabilities which (provided) used cash, less maintenance capital expenditures and plant turnaround costs. Distributable Cash Flow is a significant performance measure used by our management and by external users of our financial statements, such as investors, commercial banks and research analysts, to compare basic cash flows generated by us to the cash distributions we expect to pay unitholders. Distributable Cash Flow is also an important financial measure for our unitholders since it serves as an indicator of our success in providing a cash return on investment. Specifically, this financial measure indicates to investors whether or not we are generating cash flow at a level that can sustain or support an increase in our quarterly distribution rates. Distributable Cash Flow is also a quantitative standard used throughout the investment community with respect to publicly-traded partnerships because the value of a unit of such an entity is generally determined by the unit's yield, which in turn is based on the amount of cash distributions the entity pays to a unitholder.

Adjusted Free Cash Flow. We define Adjusted Free Cash Flow as Distributable Cash Flow less growth capital expenditures and principal payments under finance lease obligations. Adjusted Free Cash Flow is a significant performance measure used by our management and by external users of our financial statements and represents how much cash flow a business generates during a specified time period after accounting for all capital expenditures, including expenditures for growth and maintenance capital projects. We believe that Adjusted Free Cash Flow is important to investors, lenders, commercial banks and research analysts since it reflects the amount of cash available for reducing debt, investing in additional capital projects, paying distributions, and similar matters. Our calculation of Adjusted Free Cash Flow may or may not be comparable to similarly titled measures used by other entities.

The GAAP measure most directly comparable to Distributable Cash Flow and Adjusted Free Cash Flow is Net Cash Provided by (Used in) Operating Activities. Distributable Cash Flow and Adjusted Free Cash Flow should not be considered alternatives to, or more meaningful than, Net Income (Loss), Operating Income (Loss), Net Cash Provided by (Used in) Operating Activities , or any other measure of liquidity presented in accordance with GAAP. Distributable Cash Flow and Adjusted Free Cash Flow have important limitations because they exclude some items that affect Net Income (Loss), Operating Income (Loss), and Net Cash Provided by (Used in) Operating Activities. Distributable Cash Flow and Adjusted Free Cash Flow may not be comparable to similarly titled measures of other companies because other companies may not calculate these non-GAAP metrics in the same manner. To compensate for these limitations, we believe that it is important to consider Net Cash Provided by (Used in) Operating Activities determined under GAAP, as well as Distributable Cash Flow and Adjusted Free Cash Flow, to evaluate our overall liquidity.

Non-GAAP Financial Measures

The following tables reconcile the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the years ended December 31, 2021 and 2020, which represents EBITDA, Adjusted EBITDA, Distributable Cash Flow, and Adjusted Free Cash Flow

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

	Year Ended December 31,
	2021	2020
	(in thousands)
Net loss	$(211)	$(6,771)
Adjustments:
Interest expense	54,107	46,210
Income tax expense	3,380	1,736
Depreciation and amortization	56,751	61,462
EBITDA	114,027	102,637
Adjustments:
(Gain) loss on disposition of property, plant and equipment	534	(9,788)
Gain on involuntary conversion of property, plant and equipment	(196)	(4,907)
Gain on retirement of senior unsecured notes	—	(3,484)
Loss on exchange of senior unsecured notes	—	8,817
Unrealized mark-to-market on commodity derivatives	(207)	(460)
Non-cash insurance related accruals	—	250
Lower of cost or market adjustments	—	370
Unit-based compensation	384	1,422
Adjusted EBITDA	114,542	94,857

Reconciliation of Net Cash provided by Operating Activities to Adjusted EBITDA, Distributable Cash Flow, and Adjusted Free Cash Flow

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$35,729	$64,785
Interest expense [1]	50,740	42,979
Current income tax expense	948	567
Lower of cost or market adjustments	—	370
Loss on exchange of senior unsecured notes	—	8,817
Non-cash impact related to exchange of senior unsecured notes	—	749
Non-cash insurance related accrual	—	250
Net cash (received) paid for closed commodity derivative positions included in AOCI	(816)	—
Changes in operating assets and liabilities which (provided) used cash:
Accounts and other receivables, inventories, and other current assets	42,936	(33,204)
Trade, accounts and other payables, and other current liabilities	(14,346)	8,074
Other	(649)	1,470
Adjusted EBITDA	114,542	94,857
Adjustments:
Interest expense	(54,107)	(46,210)
Income tax expense	(3,380)	(1,736)
Deferred income taxes	2,432	1,169
Amortization of debt premium	—	(191)
Amortization of deferred debt issuance costs	3,367	3,422
Payments for plant turnaround costs	(4,109)	(1,478)
Maintenance capital expenditures	(14,115)	(10,138)
Distributable Cash Flow	44,630	39,695
Principal payments under finance lease obligations	(2,707)	(4,562)
Expansion capital expenditures	(4,705)	(10,828)
Adjusted Free Cash Flow	37,218	24,305

1 Net of amortization of debt issuance costs and discount and premium, which are included in interest expense but not included in net cash provided by operating activities.

Results of Operations

    The results of operations for the years ended December 31, 2021, 2020, and 2019 have been derived from our consolidated financial statements. Discussions of the year ended December 31, 2019 that are not included in this Annual Report on Form 10-K and year-to-year comparisons of the year ended December 31, 2020 and the year ended December 31, 2019 can be found in “Management’s Discussion and Analysis of Financial Condition and the Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The Natural Gas Liquids segment information below excludes the discontinued operations of the Natural Gas Storage Assets disposed of on June 28, 2019, for the year ended December 31, 2019. See Item 8, Note 5.

The following table sets forth our operating revenues and operating income by segment for the years ended December 31, 2021, 2020, and 2019.

	Operating Revenues	Revenues Intersegment Eliminations	Operating Revenues after Eliminations	Operating Income (loss)	Operating Income Intersegment Eliminations	Operating Income (loss) after Eliminations
	(In thousands)
Year Ended December 31, 2021:
Terminalling and storage	$185,629	$(6,597)	$179,032	$15,462	$(4,677)	$10,785
Natural gas liquids	414,043	—	414,043	25,566	12,532	38,098
Sulfur services	145,042	—	145,042	23,965	9,007	32,972
Transportation	161,180	(16,866)	144,314	8,416	(16,862)	(8,446)
Indirect selling, general and administrative	—	—	—	(16,129)	—	(16,129)
Total	$905,894	$(23,463)	$882,431	$57,280	$—	$57,280

Year Ended December 31, 2020:
Terminalling and storage	$191,041	$(6,877)	$184,164	$23,969	$(1,816)	$22,153
Natural gas liquids	247,484	(5)	247,479	9,660	12,444	22,104
Sulfur services	108,020	(13)	108,007	29,001	7,255	36,256
Transportation	150,285	(17,793)	132,492	1,781	(17,883)	(16,102)
Indirect selling, general and administrative	—	—	—	(17,909)	—	(17,909)
Total	$696,830	$(24,688)	$672,142	$46,502	$—	$46,502

Year Ended December 31, 2019:
Terminalling and storage	$216,313	$(6,659)	$209,654	$17,670	$(938)	$16,732
Natural gas liquids	366,502	—	366,502	27,596	16,424	44,020
Sulfur services	111,340	—	111,340	13,989	8,732	22,721
Transportation	183,740	(24,118)	159,622	16,830	(24,218)	(7,388)
Indirect selling, general and administrative	—	—	—	(17,981)	—	(17,981)
Total	$877,895	$(30,777)	$847,118	$58,104	$—	$58,104

Terminalling and Storage Segment

Comparative Results of Operations for the Years Ended December 31, 2021 and 2020

	Year Ended December 31,		Variance	Percent Change
	2021	2020
	(In thousands)
Revenues:
Services	$81,762	$87,661	$(5,899)	(7)%
Products	103,867	103,380	487	—%
Total revenues	185,629	191,041	(5,412)	(3)%

Cost of products sold	83,081	87,495	(4,414)	(5)%
Operating expenses	52,972	50,421	2,551	5%
Selling, general and administrative expenses	6,052	6,159	(107)	(2)%
Depreciation and amortization	28,210	29,489	(1,279)	(4)%
	15,314	17,477	(2,163)	(12)%
Other operating income (loss), net	(48)	6,429	(6,477)	(101)%
Gain on involuntary conversion of property, plant and equipment	196	63	133	211%
Operating income	$15,462	$23,969	$(8,507)	(35)%

Shore-based throughput volumes (guaranteed minimum) (gallons)	80,000	80,000	—	—%
Smackover refinery throughput volumes (guaranteed minimum BBL per day)	6,500	6,500	—	—%

Services revenues. Services revenues decreased $5.9 million, of which $4.6 million was primarily a result of the disposition of the consigned lube business as part of the Mega Lubricants sale as well as a $1.0 million decrease related to contract termination fees and $0.2 million in decreased throughput fees at our shore-based terminals. In addition, revenue at the Smackover refinery decreased $1.1 million primarily due to the expiring capital recovery fees of $2.6 million, offset by contractually prescribed, index-based fee adjustments of $1.1 million and natural gas surcharge revenue of $0.3 million. Offsetting these decreases were increases at our specialty terminals related to storage revenue of $0.5 million, service revenue of $0.3 million and throughput revenue of $0.3 million.

Products revenues. A 22% increase in average sales price combined with a 4% increase in sales volumes at our blending and packaging facilities resulted in a $22.2 million increase in products revenues. Offsetting these increases, the disposition of our Mega Lubricants business resulted in a $21.3 million decrease in products revenues at our shore-based terminals.

Cost of products sold. The disposition of our Mega Lubricants business resulted in a $24.3 million decrease in cost of products sold at our shore-based terminals. Offsetting this decrease, a 26% increase in average cost per gallon combined with a 4% increase in sales volume at our blending and packaging facilities resulted in a $20.3 million increase in cost of products sold.

Operating expenses. Operating expenses increased primarily as a result of increased natural gas utilities across all of our terminals.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased primarily as a result of decreased compensation expense.

Depreciation and amortization. The decrease in depreciation and amortization is due to recent disposals, offset by recent capital expenditures.

Other operating income (loss), net. Other operating income (loss), net represents gains and losses from the disposition of property, plant and equipment.

Gain on involuntary conversion of property, plant and equipment. The $0.2 million gain for the year ended December 31, 2021 is due to insurance proceeds received related to structural damage at one of our shore-based terminals. The $0.1 million gain for the year ended December 31, 2020 is due to insurance proceeds received related to structural damage at one of our specialty terminals during a weather incident at our Neches Terminal in May of 2019.

Transportation Segment

Comparative Results of Operations for the Years Ended December 31, 2021 and 2020

	Year Ended December 31,		Variance	Percent Change
	2021	2020
	(In thousands)
Revenues	$161,180	$150,285	$10,895	7%
Operating expenses	129,449	122,064	7,385	6%
Selling, general and administrative expenses	7,670	8,245	(575)	(7)%
Depreciation and amortization	15,719	17,505	(1,786)	(10)%
	8,342	2,471	5,871	238%
Other operating income (loss), net	74	(690)	764	111%
Operating income	$8,416	$1,781	$6,635	373%

Marine Transportation Revenues. Inland revenues decreased $13.1 million, primarily related to a reduction in marine equipment. In addition, offshore revenue decreased $0.6 million due to decreased utilization related to regulatory inspections. Revenue was also impacted by an increase in pass-through revenue (primarily fuel) of $0.3 million.

Land Transportation Revenues. Transportation rates increased 14%, resulting in an increase of $13.1 million. A 3% increase in miles of product transported resulted in an additional increase to freight revenue of $3.4 million. Additionally, fuel surcharge revenue increased $7.9 million.

Operating expenses. The increase in operating expenses is primarily a result of increased pass through expenses (primarily fuel) of $4.4 million and compensation expense of $2.9 million.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased primarily due to decreased compensation expense.

Depreciation and amortization. Depreciation and amortization decreased as a result of recent disposals, offset by recent capital expenditures.

Other operating income (loss), net. Other operating income, net represents gains from the disposition of property, plant and equipment.

Sulfur Services Segment

Comparative Results of Operations for the Years Ended December 31, 2021 and 2020

	Year Ended December 31,		Variance	Percent Change
	2021	2020
	(In thousands)
Revenues:
Services	$11,799	$11,659	$140	1%
Products	133,243	96,361	36,882	38%
Total revenues	145,042	108,020	37,022	34%

Cost of products sold	95,287	62,920	32,367	51%
Operating expenses	10,203	10,891	(688)	(6)%
Selling, general and administrative expenses	5,284	4,791	493	10%
Depreciation and amortization	10,432	12,012	(1,580)	(13)%
	23,836	17,406	6,430	37%
Other operating income, net	129	6,751	(6,622)	(98)%
Gain on involuntary conversion of property, plant and equipment	—	4,844	(4,844)	(100)%
Operating income	$23,965	$29,001	$(5,036)	(17)%

Sulfur (long tons)	456.0	642.0	(186.0)	(29)%
Fertilizer (long tons)	301.0	275.0	26.0	9%
Sulfur services volumes (long tons)	757.0	917.0	(160.0)	(17)%

    Services Revenues.  Services revenues increased slightly as a result of a contractually prescribed, index-based fee adjustment.

Products Revenues.  Products revenues increased $65.0 million as a result of a 68% rise in average sulfur services sales prices. Products revenues decreased an offsetting $28.2 million due to a 17% decrease in sales volumes, primarily related to a 29% decrease in sulfur volumes.

Cost of products sold.  An 83% increase in product cost impacted cost of products sold by $52.5 million, resulting from an increase in commodity prices. A 17% decrease in sales volumes resulted in an offsetting decrease in cost of products sold of $20.1 million. Margin per ton increased $13.67, or 37%.

Operating expenses. Operating expenses decreased due to a decrease in outside towing of $0.3 million, repairs and maintenance of marine assets and railcars of $0.2 million, insurance premiums and claims of $0.2 million, employee related expenses of $0.1 million, assist tugs of $0.1 million, and lease expense of $0.1 million. Offsetting was an increase in utilities of $0.2 million, contract labor of $0.1 million and harbor agency fees of $0.1 million.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased $0.3 million in employee related expenses and $0.2 million in corporate overhead.

Depreciation and amortization.  Depreciation and amortization decreased as a result of certain assets being fully depreciated in the prior period as well as a transfer of assets between segments during the three months ended June 30, 2021. A further decline was attributable to reduced amortization of turnaround costs.

    Other operating income, net.  Other operating income, net decreased $2.7 million as a result of business interruption recoveries related to downtime associated with the Neches ship-loader insurance claim received in the first quarter of 2020. An additional $4.1 million decrease is related to a net gain from the disposition of property, plant and equipment during 2020.

Gain on involuntary conversion of property, plant and equipment.  The $4.8 million gain for the year ended December 31, 2020 is primarily due to insurance proceeds received related to structural damage of our ship-loader assets during a weather incident at our Neches Terminal in May of 2019.

Natural Gas Liquids Segment

    Comparative Results of Operations for the Years Ended December 31, 2021 and 2020

	Year Ended December 31,		Variance	Percent Change
	2021	2020
	(In thousands)
Products Revenues	$414,043	$247,484	166,559	67%
Cost of products sold	375,239	228,345	146,894	64%
Operating expenses	4,061	3,008	1,053	35%
Selling, general and administrative expenses	6,098	4,013	2,085	52%
Depreciation and amortization	2,390	2,456	(66)	(3)%
	26,255	9,662	16,593	172%
Other operating loss, net	(689)	(2)	(687)	(34,350)%
Operating income	$25,566	$9,660	$15,906	165%

NGLs Volumes (barrels)	7,121	7,878	(757)	(10)%

    Products Revenues. Our NGL average sales price per barrel increased $26.73, or 85%, resulting in an increase to products revenues of $210.6 million. The increase in average sales price per barrel was a result of an increase in market prices. Product sales volumes decreased 10%, decreasing revenues $44.0 million.

    Cost of products sold.   Our average cost per barrel increased $23.71, or 82%, increasing cost of products sold by $186.8 million.  The increase in average cost per barrel was a result of an increase in market prices.  The decrease in sales volume of 10% resulted in a $39.9 million decrease to cost of products sold. Our margins increased $3.02 per barrel, or 124% during the period.

    Operating expenses.  Operating expenses increased $1.1 million related to the 2020 settlement of an insurance claim for less than anticipated with no corresponding transaction in 2021.

    Selling, general and administrative expenses.  Selling, general and administrative expenses increased $2.1 million as a result of increased compensation expense.

    Other operating income loss, net.  Other operating income (loss), net represents gains and losses from the disposition of property, plant and equipment.

Interest Expense

    Comparative Components of Interest Expense, Net for the Years Ended December 31, 2021 and 2020

	Year Ended December 31,		Variance	Percent Change
	2021	2020
	(In thousands)
Credit facility	$9,498	$8,719	$779	9%
Senior notes	39,303	32,225	7,078	22%
Amortization of deferred debt issuance costs	3,367	3,422	(55)	(2)%
Amortization of debt premium	—	(191)	191	100%
Other	1,915	1,787	128	7%
Finance leases	23	291	(268)	(92)%
Capitalized interest	—	(43)	43	100%
Total interest expense, net	$54,106	$46,210	$7,896	17%

Indirect Selling, General and Administrative Expenses

	Year Ended December 31,		Variance	Percent Change
	2021	2020
	(In thousands)
Indirect selling, general and administrative expenses	$16,129	$17,909	$(1,780)	(10)%

    Indirect selling, general and administrative decreased primarily due to a decrease in the indirect expenses allocated from Martin Resource Management Corporation.

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

    Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. The board of directors of our general partner approved the following reimbursement amounts:

	Year Ended December 31,		Variance	Percent Change
	2021	2020
	(In thousands)
Board approved reimbursement amount	$14,386	$16,410	$(2,024)	(12)%

    The amounts reflected above represent our allocable share of such expenses. The board of directors of our general partner will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

Liquidity and Capital Resources

General

    Our primary sources of liquidity to meet operating expenses, service our indebtedness, pay distributions to our unitholders and fund capital expenditures have historically been cash flows generated by our operations, borrowings under our credit facility, and access to debt and equity capital markets, both public and private. Set forth below is a description of our cash flows for the periods indicated.

Cash Flows - Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

    The following table details the cash flow changes between the years ended December 31, 2021 and 2020:

	Years Ended December 31,		Variance	Percent Change
	2021	2020
	(In thousands)
Net cash provided by (used in):
Operating activities	$35,729	$64,785	$(29,056)	(45)%
Investing activities	(19,241)	2,604	(21,845)	(839)%
Financing activities	(21,394)	(65,287)	43,893	67%
Net increase (decrease) in cash and cash equivalents	$(4,906)	$2,102	$(7,008)	(333)%

    Net cash provided by operating activities. The decrease in net cash provided by operating activities for the year ended December 31, 2021 includes an unfavorable variance in working capital of $53.7 million, primarily related to a decrease in accounts receivable when comparing the year ended December 31, 2019 to the year ended December 31, 2020, offset by an increase in accounts receivable when comparing the year ended December 31, 2020 to the year ended December 31, 2021. Offsetting this decrease was an increase in operating results of $6.6 million and a favorable variance in other non-current assets and liabilities of $2.1 million. An additional $16.0 million increase in other non-cash charges was primarily due to a $10.3 million gain on sale of property, plant and equipment and a $4.7 million gain on involuntary conversion of property, plant and equipment, both during year ended December 31, 2020.

    Net cash provided by (used in) investing activities. Net cash provided by investing activities for the year ended December 31, 2021 decreased $21.8 million. Net proceeds from the sale of property, plant and equipment decreased $24.5 million and proceeds received from the involuntary conversion of property, plant and equipment decreased $7.3 million. A reduction in cash used of $9.9 million resulted from higher payments for capital expenditures and plant turnaround costs in 2020.

    Net cash used in financing activities. Net cash used in financing activities for the year ended December 31, 2021 decreased primarily as a result of a $34.3 million increase in net proceeds from long-term debt. Further, cash distributions paid decreased $4.5 million, costs associated with the credit facility decreased $3.2 million, and payments of finance lease obligations decreased $1.9 million.

Total Contractual Obligations

A summary of our total contractual obligations as of December 31, 2021 is as follows (dollars in thousands):

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Credit facility	$159,500	$—	$159,500	$—	$—
11.5% senior secured notes, due 2025	291,970	—	—	291,970	—
10.0% senior secured notes, due 2024	53,750	—	53,750	—	—
Throughput commitment	3,118	3,118	—	—	—
Operating leases	26,192	7,501	7,809	4,062	6,820
Finance lease obligations	289	280	9	—	—
Interest payable on finance lease obligations	9	9	—	—	—
Interest payable on fixed long-term debt obligations	117,972	38,952	73,424	5,596	—
Total contractual cash obligations	$652,800	$49,860	$294,492	$301,628	$6,820

The interest payable under our credit facility is not reflected in the above table because such amounts depend on the outstanding balances and interest rates, which vary from time to time.

Letters of Credit.  At December 31, 2021, we had outstanding irrevocable letters of credit in the amount of $22.6 million, which were issued under our credit facility.

Off Balance Sheet Arrangements.  We do not have any off-balance sheet financing arrangements.

Description of Our Indebtedness

Credit Facility

At December 31, 2021, we maintained a $275.0 million credit facility that matures on August 31, 2023. As of December 31, 2021, we had $159.5 million outstanding under the credit facility and $22.6 million of outstanding irrevocable letters of credit, leaving a maximum available to be borrowed under our credit facility for future credit borrowings and letters of credit of $92.9 million. After giving effect to our then current borrowings, outstanding letters of credit and the financial covenants contained in our credit facility, we had the ability to borrow approximately $92.9 million in additional amounts thereunder as of December 31, 2021.
The credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.  During the year ended December 31, 2021, the outstanding balance of our credit facility has ranged from a low of $148.0 million to a high of $230.5 million.

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

    Indebtedness under the credit facility bears interest at our option at the Eurodollar Rate (LIBOR), with a floor for LIBOR of 1%, plus an applicable margin, or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin. We pay a per annum fee on all letters of credit issued under the credit facility, and we pay a commitment fee per annum on the unused credit commitments under the credit facility. The letter of credit fee, the commitment fee and the applicable margins for our interest rate vary quarterly based on our Total Leverage Ratio (as defined in the credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows as of December 31, 2021:

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

    The applicable margin for LIBOR borrowings at December 31, 2021 is 4.00%, with a 1% floor for LIBOR.

    The credit facility includes financial covenants that are tested on a quarterly basis, based on the rolling four quarter period that ends on the last day of each fiscal quarter. On July 16, 2021, the credit facility was amended to, among other things:

•require us to maintain a minimum Interest Coverage Ratio (as defined in the credit facility) of 1.75:1.0 with respect to the fiscal quarter ended in December of 2021, 1.85:1.0 with respect to the fiscal quarters ending in March and June of 2022, and 2.0:1.0 with respect to each fiscal quarter thereafter;

•require us to maintain a maximum Total Leverage Ratio (as defined in the credit facility) of not more than 5.25:1.0 with respect to the fiscal quarter ended in December of 2021, and 5.0:1.0 with respect to each fiscal quarter thereafter; and

•require us to maintain a maximum First Lien Leverage Ratio (as defined in the credit facility) of not more than 2.25:1.0 with respect to the fiscal quarter ended in December of 2021, 1.75:1.0 with respect to each fiscal quarter ending in 2022, and 1.5:1.0 with respect to each fiscal quarter thereafter.

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

2025 Senior Secured Notes and Indenture

General

Pursuant to our exchange offer (the “the Exchange Offer”) to certain eligible holders of our 7.25% senior unsecured notes due 2021 (the “2021 Notes”), we and Martin Midstream Finance Corp., our wholly owned subsidiary (collectively the "Issuers") issued $292.0 million in aggregate principal amount of the Issuers’ 11.50% senior secured second lien notes due 2025 (the "2025 Notes"). The 2025 Notes were issued to eligible holders that participated in the Exchange Offer pursuant to an indenture, dated as of August 12, 2020 (the "2025 Notes Indenture"), among the Issuers, the guarantors party thereto, U.S. Bank National Association, as trustee, and U.S. Bank National Association as collateral trustee.

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

Also, if at the end of any fiscal year (commencing with the fiscal year ended December 31, 2021) the Total Leverage Ratio (as defined in the Credit Facility Amendment) is greater than 3.75:1:00, the Issuers will use 25% of any excess annual cash flow (as defined in the 2025 Notes Indenture) to make an offer to all holders of the 2025 Notes to purchase the 2025 Notes at 100% of the principal amount thereof; provided, however, the Issuers, in their sole discretion, can allocate up to 100% of excess cash flow to offer to repurchase the 2025 Notes at 100% of the principal amount thereof, subject to restrictions in the credit facility on prepaying junior debt.

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

The 2024 Notes and the guarantees thereof are, pursuant to the Intercreditor Agreement, secured by second-priority liens and thus are effectively junior to any obligations under our credit facility, which are secured on a "first-lien" basis, and are effectively senior to the obligations under the 2025 Notes Indenture, which are secured on a "third-lien" basis, in each case, to the extent of the value of the collateral securing such first-lien, second-lien obligations and third-lien obligations. The 2024 Notes and the guarantees thereof rank effectively senior to all of the Issuers’ existing and future unsecured indebtedness to the extent of the value of the collateral securing the 2024 Notes and such guarantees.

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

    At December 31, 2021, we had cash and cash equivalents of $0.1 million and available borrowing capacity of $92.9 million under our credit facility with $159.5 million of borrowings outstanding.  Our credit facility matures on August 31, 2023.

    We expect that our primary sources of liquidity to meet operating expenses, service our indebtedness, pay distributions to our unitholders and fund capital expenditures will be provided by cash flows generated by our operations, borrowings under our credit facility and access to the debt and equity capital markets.  Our ability to generate cash from operations will depend upon our future operating performance, which is subject to certain risks.  For a discussion of such risks, please read "Item 1A. Risk Factors" of this Form 10-K. In addition, due to the covenants in our credit facility, our financial and operating performance impacts the amount we are permitted to borrow under that facility.

    The Partnership is in compliance with all debt covenants as of December 31, 2021 and expects to be in compliance for the next twelve months.

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

Impact of Inflation

Inflation did not have a material impact on our results of operations in 2021, 2020 or 2019.   Inflation may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

    Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during 2021, 2020 or 2019.

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

For derivatives designated in cash flow hedging relationships, we record the gains and losses from the use of these instruments in accumulated other comprehensive income (loss) on the consolidated balance sheets and subsequently recognize the accumulated gains and losses into cost of products sold in the same period when the associated underlying transactions occur. At December 31, 2021, accumulated other comprehensive income (loss) included $0.8 million in unrealized gains for these derivative instruments. All other commodity derivatives are marked-to-market and recognized into cost of products sold with the offset recognized as an asset or accrued liability. See Note 12, "Derivative Instruments and Hedging Activities," in Item 8 for further information on our outstanding derivatives.

All outstanding commodity derivative positions were closed prior to December 31, 2021.
Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 5.00% as of December 31, 2021.  Based on the amount of unhedged floating rate debt owed by us on December 31, 2021, assuming that LIBOR exceeds the 1.0% floor in our credit facility, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $1.6 million annually.

We are not exposed to changes in interest rates with respect to our 2024 Notes and 2025 Notes as these obligations are fixed rate.  Based on the quoted prices for identical liabilities in markets that are not active at December 31, 2021, the estimated fair value of the 2024 Notes and 2025 Notes was $55.2 million and $307.1 million, respectively.   Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of a 100 basis point increase in interest rates. Such an increase in interest rates at December 31, 2021 would result in a $0.05 million decrease in the fair value of our 2024 Notes and a $2.3 million decrease in the fair value of our 2025 Notes. On February 15, 2021, our 2021 Notes matured and we retired the outstanding balance of $28.8 million using our credit facility.

Item 8.	Financial Statements and Supplementary Data

The following financial statements of Martin Midstream Partners L.P. (Partnership) are listed below:

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors
Martin Midstream Partners L.P. and Martin Midstream GP LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Martin Midstream Partners L.P. and subsidiaries (the Partnership) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in capital (deficit), and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2022 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

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

Evaluation of the recoverability of certain long-lived assets

As discussed in Note 2 to the consolidated financial statements, the Partnership reviews long-lived assets, such as property, plant and equipment and intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, the Partnership measures the amount of the impairment by comparing the carrying amount to its estimated fair value. The carrying value of property, plant and equipment at December 31, 2021 was $345,470 thousand.

We identified the evaluation of the recoverability of a certain long-lived asset group in the transportation segment as a critical audit matter. A higher degree of subjective auditor judgement was required to evaluate the forecasted revenue used in the asset group’s future undiscounted cash flows. Specifically, the forecasted revenue was challenging to evaluate as the future undiscounted cash flows were sensitive to minor changes in certain assumptions in the development of forecasted revenue that could have a significant effect on the Partnership’s assessment of the recoverability of the long-lived asset group.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Partnership’s long-lived asset impairment assessment process. This included controls related to the development of the certain asset group’s future undiscounted cash flows, including the development of forecasted revenue. We performed sensitivity analyses to assess the impact of reasonably possible changes to certain revenue assumptions. We assessed the Partnership’s forecasted revenue by comparing to historical results, existing long-term contracts, and industry forecasts. We examined quarterly trends of actual financial results within the most recent fiscal year and compared those trends with the asset group’s forecasted financial results.

/s/ KPMG LLP

We have served as the Partnership’s auditor since 2002.

Dallas, Texas
March 1, 2022

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors
Martin Midstream Partners L.P. and Martin Midstream GP LLC:

Opinion on Internal Control Over Financial Reporting

We have audited Martin Midstream Partners L.P. and subsidiaries' (the Partnership) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in capital (deficit), and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Dallas, Texas
March 1, 2022

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2021	2020
Assets
Cash	$52	$4,958
Trade and accrued accounts receivable, less allowance for doubtful accounts of $311 and $261, respectively	84,199	52,748
Inventories	62,120	54,122
Due from affiliates	14,409	14,807
Other current assets	12,908	8,991
Total current assets	173,688	135,626

Property, plant and equipment, at cost	898,770	889,108
Accumulated depreciation	(553,300)	(509,237)
Property, plant and equipment, net	345,470	379,871

Goodwill	16,823	16,823
Right-of-use assets	21,861	22,260
Deferred income taxes, net	19,821	22,253
Intangibles and other assets, net	2,198	2,805
	$579,861	$579,638
Liabilities and Partners’ Capital (Deficit)
Current portion of long term debt and finance lease obligations	$280	$31,497
Trade and other accounts payable	70,342	51,900
Product exchange payables	1,406	373
Due to affiliates	1,824	435
Income taxes payable	385	556
Fair value of derivatives	—	207
Other accrued liabilities	29,850	34,407
Total current liabilities	104,087	119,375

Long-term debt, net	498,871	484,597
Finance lease obligations	9	289
Operating lease liabilities	15,704	15,181
Other long-term obligations	9,227	7,067
Total liabilities	627,898	626,509
Commitments and contingencies
Partners’ capital (deficit)	(48,853)	(46,871)
Accumulated other comprehensive income	816	—
Total partners’ capital (deficit)	(48,037)	(46,871)
	$579,861	$579,638

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Terminalling and storage *	$75,223	$80,864	$87,397
Transportation *	144,314	132,492	159,622
Sulfur services	11,799	11,659	11,434
Product sales: *
Natural gas liquids	414,043	247,479	366,502
Sulfur services	133,243	96,348	99,906
Terminalling and storage	103,809	103,300	122,257
	651,095	447,127	588,665
Total revenues	882,431	672,142	847,118

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas liquids *	362,706	215,895	325,376
Sulfur services *	89,134	58,515	65,893
Terminalling and storage *	81,258	82,516	101,526
	533,098	356,926	492,795
Expenses:
Operating expenses *	193,952	183,747	209,313
Selling, general and administrative *	41,012	40,900	41,433
Depreciation and amortization	56,751	61,462	60,060
Total costs and expenses	824,813	643,035	803,601
Other operating income (loss), net	(534)	12,488	14,587
Gain on involuntary conversion of property, plant and equipment	196	4,907	—
Operating income	57,280	46,502	58,104

Other income (expense):
Interest expense, net	(54,107)	(46,210)	(51,690)
Gain on retirement of senior unsecured notes	—	3,484	—
Loss on exchange of senior unsecured notes	—	(8,817)	—
Other, net	(4)	6	6
Total other income (expense)	(54,111)	(51,537)	(51,684)
Net income (loss) before taxes	3,169	(5,035)	6,420
Income tax expense	(3,380)	(1,736)	(1,900)
Income (loss) from continuing operations	(211)	(6,771)	4,520
Loss from discontinued operations, net of income taxes	—	—	(179,466)
Net loss	(211)	(6,771)	(174,946)
Less general partner's interest in net loss	4	135	3,499
Less (income) loss allocable to unvested restricted units	—	21	(41)
Limited partners' interest in net loss	$(207)	$(6,615)	$(171,488)

*Related Party Transactions Shown Below

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit amounts)
*Related Party Transactions Included Above

	Year Ended December 31,
	2021	2020	2019
Revenues:
Terminalling and storage	$62,677	$63,823	$71,733
Transportation	20,046	21,997	24,243
Product sales	479	317	931
Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Sulfur services	9,980	10,519	10,765
Terminalling and storage	27,866	18,429	23,859
Expenses:
Operating expenses	78,607	80,075	88,194
Selling, general and administrative	32,924	32,886	32,622

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit amounts)

	Year Ended December 31,
	2021	2020	2019
Allocation of net income (loss) attributable to:
Limited partner interest:
Continuing operations	$(207)	$(6,615)	$4,430
Discontinued operations	—	—	(175,918)
	$(207)	$(6,615)	$(171,488)
General partner interest:
Continuing operations	$(4)	$(135)	$91
Discontinued operations	—	—	(3,590)
	$(4)	$(135)	$(3,499)

Net income (loss) per unit attributable to limited partners:
Basic:
Continuing operations	$(0.01)	$(0.17)	$0.11
Discontinued operations	—	—	(4.55)
	$(0.01)	$(0.17)	$(4.44)

Weighted average limited partner units - basic	38,689	38,657	38,659

Diluted:
Continuing operations	$(0.01)	$(0.17)	$0.11
Discontinued operations	—	—	(4.55)
	$(0.01)	$(0.17)	$(4.44)

Weighted average limited partner units - diluted	38,689	38,657	38,659

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars and units in thousands, except per unit amounts)

	Year Ended December 31,
	2021	2020	2019

Net loss	$(211)	$(6,771)	$(174,946)
Changes in fair values of commodity cash flow hedges	$816	$—	$—
Comprehensive income (loss)	$605	$(6,771)	$(174,946)

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (DEFICIT)
(Dollars in thousands)

		Partners’ Capital (Deficit)
	Parent Net Investment	Common		General Partner Amount	Accumulated Other Comprehensive Income
		Units	Amount			Total
Balances – December 31, 2018	$23,720	39,032,237	$258,085	$6,627	$—	288,432

Net loss	—	—	(171,447)	(3,499)	—	(174,946)
Issuance of common units, net	—	—	(289)	—	—	(289)
Issuance of time-based restricted units	—	16,944	—	—	—	—
Forfeiture of restricted units	—	(154,288)	—	—	—	—
Cash distributions	—	—	(48,111)	(982)	—	(49,093)
Excess carrying value of the assets over the purchase price paid by Martin Resource Management	—	—	(102,393)	—	—	(102,393)
Deferred taxes on acquired assets and liabilities	—	—	24,781		—	24,781
Unit-based compensation	—	—	1,424	—	—	1,424
Purchase of treasury units	—	(31,504)	(392)	—	—	(392)
Contribution to parent	(23,720)	—	—	—	—	(23,720)
Balances – December 31, 2019	—	38,863,389	(38,342)	2,146	—	(36,196)

Net loss	—	—	(6,636)	(135)	—	(6,771)
Issuance of time-based restricted units	—	81,000	—	—	—	—
Forfeiture of restricted units	—	(85,467)	—	—	—	—
Cash distributions	—	—	(5,211)	(106)	—	(5,317)
Unit-based compensation	—	—	1,422	—	—	1,422
Purchase of treasury units	—	(7,748)	(9)	—	—	(9)
Balances – December 31, 2020	—	38,851,174	(48,776)	1,905	—	(46,871)

Net loss	—	—	(207)	(4)	—	(211)
Issuance of time-based restricted units	—	42,168	—	—	—	—
Forfeiture of restricted units	—	(83,436)	—	—	—	—
General partner contribution	—	—	—	3	—	3
Cash distributions	—	—	(775)	(16)	—	(791)
Changes in fair values of commodity cash flow hedges	—	—	—	—	816	816
Excess purchase price over carrying value of acquired assets	—	—	(1,350)	—	—	(1,350)
Unit-based compensation	—	—	384	—	—	384
Purchase of treasury units	—	(7,156)	(17)	—	—	(17)
Balances – December 31, 2021	$—	38,802,750	$(50,741)	$1,888	$816	$(48,037)

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(211)	$(6,771)	$(174,946)
Less: Loss from discontinued operations	—	—	179,466
Net income (loss) from continuing operations	(211)	(6,771)	4,520
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	56,751	61,462	60,060
Amortization and write-off of deferred debt issue costs	3,367	3,422	4,041
Amortization of premium on notes payable	—	(191)	(306)
Deferred income tax expense	2,432	1,169	1,360
(Gain) loss on disposition or sale of property, plant, and equipment	534	(9,788)	(13,332)
Gain on involuntary conversion of property, plant and equipment	(196)	(4,907)	—
Gain on retirement of senior unsecured notes	—	(3,484)	—
Non-cash impact related to exchange of senior unsecured notes	—	(749)	—
Derivative income	5,593	8,209	5,137
Net cash paid for commodity derivatives	(4,984)	(8,669)	(4,466)
Unit-based compensation	384	1,422	1,424
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	(31,448)	30,741	62
Product exchange receivables	—	—	166
Inventories	(8,334)	5,264	21,493
Due from affiliates	398	2,932	1,822
Other current assets	(3,552)	(5,733)	(254)
Trade and other accounts payable	14,331	(7,318)	(898)
Product exchange payables	1,033	(3,949)	(7,781)
Due to affiliates	1,389	(1,035)	(1,469)
Income taxes payable	(171)	84	27
Other accrued liabilities	(2,236)	4,144	(3,017)
Change in other non-current assets and liabilities	649	(1,470)	(543)
Net cash provided by continuing operating activities	35,729	64,785	68,046
Net cash provided by discontinued operating activities	—	—	7,769
Net cash provided by operating activities	35,729	64,785	75,815
Cash flows from investing activities:
Payments for property, plant, and equipment	(16,059)	(28,622)	(30,621)
Acquisitions, net of cash acquired	—	—	(23,720)
Payments for plant turnaround costs	(4,109)	(1,478)	(5,677)
Proceeds from sale of property, plant, and equipment	643	25,154	20,660
Proceeds from involuntary conversion of property, plant and equipment	284	7,550	5,031
Net cash provided by (used in) continuing investing activities	(19,241)	2,604	(34,327)
Net cash provided by discontinued investing activities	—	—	209,155
Net cash provided by (used in) investing activities	(19,241)	2,604	174,828
Cash flows from financing activities:
Payments of long-term debt	(333,790)	(333,637)	(724,000)
Payments under finance lease obligations	(2,707)	(4,562)	(5,514)
Proceeds from long-term debt	316,500	282,019	638,000
Proceeds from issuance of common units, net of issuance related costs	—	—	(289)
General partner contributions	3	—	—
Excess purchase price over carrying value of acquired assets	—	—	(102,393)
Purchase of treasury units	(17)	(9)	(392)
Payments of debt issuance costs	(592)	(3,781)	(4,406)
Cash distributions paid	(791)	(5,317)	(49,093)
Net cash used in financing activities	(21,394)	(65,287)	(248,087)

Net increase (decrease) in cash	(4,906)	2,102	2,556
Cash at beginning of year	4,958	2,856	300
Cash at end of year	$52	$4,958	$2,856

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Martin Midstream Partners L.P. (the "Partnership") is a publicly traded limited partnership with a diverse set of operations focused primarily in the Gulf Coast region of the U.S. Its four primary business lines include: terminalling, processing, storage and packaging services for petroleum products and by-products including the refining of naphthenic crude oil; land and marine transportation services for petroleum products and by-products, chemicals, and specialty products; sulfur and sulfur-based products processing, manufacturing, marketing and distribution; and NGL marketing, distribution, and transportation services.

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

    On December 28, 2021, Martin Resource Management Corporation indirectly acquired, through its wholly owned subsidiary, Martin Resource LLC, the remaining 49% voting interest (50% economic interest) in MMGP Holdings, LLC ("Holdings"), which is the sole member of Martin Midstream GP LLC ("MMGP"), the general partner of the Partnership. As a result, Martin Resource Management Corporation indirectly owns 100% of MMGP. On November 23, 2021, MMGP contributed to the Partnership all of the outstanding incentive distribution rights for no consideration, whereupon the incentive distribution rights were cancelled and cease to exist.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(a)       Principles of Presentation and Consolidation

    The consolidated financial statements include the financial statements of the Partnership and its wholly-owned subsidiaries and equity method investees.  In the opinion of the management of the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s results of operations, financial position and cash flows for the periods shown have been made.  All such adjustments are of a normal recurring nature.  In addition, the Partnership evaluates its relationships with other entities to identify whether they are variable interest entities under certain provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), 810-10 and to assess whether it is the primary beneficiary of such entities.  If the determination is made that the Partnership is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with ASC 810-10.  No such variable interest entities existed as of December 31, 2021 or 2020.

Divestiture of Natural Gas Storage Assets. On June 28, 2019, the Partnership completed the sale of its membership interests in Arcadia Gas Storage, LLC, Cadeville Gas Storage LLC, Monroe Gas Storage Company, LLC and Perryville Gas Storage LLC (the "Natural Gas Storage Assets") to Hartree Cardinal Gas, LLC ("Hartree"), a subsidiary of Hartree Bulk Storage, LLC. The Natural Gas Storage Assets consist of approximately 50 billion cubic feet of working capacity located in northern Louisiana and Mississippi. In consideration of the sale of the Natural Gas Storage Assets, the Partnership received cash proceeds of $210,067 after transaction fees and expenses. The net proceeds were used to reduce outstanding borrowings under the Partnership's credit facility. The Partnership concluded the disposition represents a strategic shift and will have a major effect on its financial results going forward. As a result, the Partnership has presented the results of operations and cash flows relating to the Natural Gas Storage Assets as discontinued operations for the year ended December 31, 2019. See Note 5 for more information.

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

Natural Gas Liquids – Revenue is recognized when product is delivered by truck, rail, or pipeline to the Partnership's NGL customers. Revenue is recognized on title transfer of the product to the customer. Delivery of product is invoiced as the transaction occurs and is generally paid within a month.

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

Applying this impairment review methodology, the Partnership considered the impact that COVID-19 had on our cash flows and the value our unit price during both 2021 and 2020 and elected to bypass the qualitative assessment and perform a quantitative assessment. Based upon the most recent annual review as of August 31, 2021, no goodwill impairment exists within the Partnership's reporting units for the year ended December 31, 2021. No goodwill impairment was recorded for the years ended December 31, 2020 or 2019.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
Other intangible assets that have finite lives are tested for impairment when events or circumstances indicate that the carrying value may not be recoverable. An impairment is indicated if the carrying amount of a long-lived intangible asset exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If impairment is indicated, the Partnership would record an impairment loss equal to the difference between the carrying value and the fair value of the asset. There were no intangible asset impairments for the years ended December 31, 2021, 2020 or 2019.

(h)      Debt Issuance Costs

Debt issuance costs relating to the Partnership’s credit facility and senior notes are deferred and amortized over the terms of the debt arrangements and are shown, net of accumulated amortization, as a reduction of the related long-term debt.

In connection with the issuance, amendment, expansion and restatement of debt arrangements, the Partnership incurred debt issuance costs of $592, $3,781 and $4,406 in the years ended December 31, 2021, 2020 and 2019, respectively.

Amortization and write-off of debt issuance costs, which is included in interest expense, totaled $3,367, $3,422 and $4,041 for the years ended December 31, 2021, 2020 and 2019, respectively.  Accumulated amortization amounted to $26,022 and $22,655 at December 31, 2021 and 2020, respectively.

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

The Partnership identified triggering events related to a certain asset group in its transportation segment in 2021. The Partnership performed a recoverability test and concluded the estimated undiscounted cash flows expected to be generated by the asset group exceeded the carrying value of the asset group and no impairment was recorded.

(j)      Asset Retirement Obligations
Under ASC 410-20, which relates to accounting requirements for costs associated with legal obligations to retire tangible, long-lived assets, the Partnership records an asset retirement obligation at present value based upon estimated costs to retire the asset in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. In each subsequent period, the liability is accreted over time towards the ultimate obligation amount and the capitalized costs are depreciated over the useful life of the related asset.

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

MTI is a wholly owned subsidiary of the Partnership. Prior to the acquisition of MTI on January 2, 2019, MTI was a Qualified Subchapter S subsidiary (“QSub”) of Martin Resource Management Corporation, a qualifying S Corporation. A QSub is disregarded and not treated as a corporation separate from its S Corporation parent for federal income tax purposes. S Corporations are generally not subject to income taxes because income and losses flow through to shareholders and are reported on their individual returns. Three states in which MTI was subject to taxation prior to the acquisition - Louisiana, New Jersey and Tennessee - do not recognize the federal S Corporation status and, therefore, taxed MTI on a C Corporation basis. Subsequent to the acquisition, the QSub election terminated resulting in MTI being taxed as a stand-alone C Corporation.

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

(r)      Comprehensive Income

Comprehensive income includes net income and other comprehensive income. Other comprehensive income for the Partnership includes unrealized gains and losses on derivative instruments. In accordance with ASC 815-10, the Partnership records deferred hedge gains and losses on its derivative instruments that qualify as cash flow hedges as other comprehensive income.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2021, the Partnership adopted FASB Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Accounting Standards Codification (“ASC”) Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to general principles in ASC 740 and clarifies and amends existing guidance within U.S. GAAP. Adoption of the new standard did not have a material impact on the Partnership’s consolidated financial statements.

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

NOTE 4. ACQUISITIONS

    Martin Transport, Inc. Stock Purchase Agreement. On January 2, 2019, the Partnership acquired all of the issued and outstanding equity interests of MTI, a wholly-owned subsidiary of Martin Resource Management Corporation, which operates a fleet of trucks providing transportation of petroleum products, liquid petroleum gas, chemicals, sulfur and other products, as well as owns 24 terminals located throughout the U.S. Gulf Coast and Southeastern U.S. for total consideration as follows:

Purchase price [1]	$135,000
Plus: Working Capital Adjustment	2,795
Less: Finance lease obligations assumed	(11,682)
Cash consideration paid	$126,113

    1 The stock purchase agreement also includes a $10,000 earn-out based on certain performance thresholds. The performance threshold related to financial results for the years ended December 31, 2020 and 2019 was not achieved, which resulted in a reduction in the potential earn-out by $6,666. For the year ended December 31, 2021, the performance threshold related to financial results was exceeded, resulting in an earn-out payment of $1,350, which, pursuant to the terms of the stock purchase agreement, will be paid in the second quarter of 2022.

    The transaction closed on January 2, 2019 and was effective as of January 1, 2019 and was funded with borrowings under the Partnership's credit facility.

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

    The excess purchase price over the historical carrying value of the assets at the acquisition date was $102,393 and was recorded as an adjustment to "Partners' capital (deficit)". The earn out-payment discussed above was recorded as additional excess purchase price over the historical carrying value of the assets, resulting in an adjustment to "Partners' capital (deficit)" of $1,350.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
NOTE 5. DISCONTINUED OPERATIONS AND DIVESTITURES

    Divestitures

Divestiture of Mega Lubricants. On December 22, 2020, the Partnership completed the sale of its Mega Lubricants shored-based terminals business (“Mega Lubricants”) for $22,400. Mega Lubricants is engaged in the business of blending, manufacturing and delivering various marine application lubricants, sub-sea specialty fluids, and proprietary developed commercial and industrial products. The Partnership recorded a gain on the disposition of $10,101, which was included in "Other operating income, net" on the Partnership's Consolidated Statements of Operations. The proceeds from the transaction were used to reduce outstanding borrowings under the Partnership’s credit facility. The divestiture of Mega Lubricants did not qualify for discontinued operations presentation under the guidance of ASC 205-20.

Divestiture of East Texas Pipeline. On August 12, 2019, the Partnership completed the sale of its East Texas Pipeline for $17,500. The Partnership recorded a gain on the disposition of $16,154, which was included in "Other operating income, net" on the Partnership's Consolidated Statements of Operations. The net proceeds were used to reduce outstanding borrowings under the Partnership's credit facility. The divestiture of the East Texas Pipeline assets did not qualify for discontinued operations presentation under the guidance of ASC 205-20.

Divestiture of Natural Gas Storage Assets. On June 28, 2019, the Partnership completed the sale of the Natural Gas Storage Assets to Hartree, a subsidiary of Hartree Bulk Storage, LLC. The Natural Gas Storage Assets consist of approximately 50 billion cubic feet of working capacity located in northern Louisiana and Mississippi. In consideration of the sale of these assets, the Partnership received cash proceeds of $210,067 after transaction fees and expenses. The net proceeds were used to reduce outstanding borrowings under the Partnership's credit facility. The Partnership concluded the disposition represents a strategic shift and will have a major effect on its financial results going forward. As a result, the Partnership has presented the results of operations and cash flows relating to the Natural Gas Storage Assets as discontinued operations for the year ended December 31, 2019.

    The operating results, which are included in income (loss) from discontinued operations, were as follows:

For the Year Ended December 31,
2019

Total revenues	$22,836
Total costs and expenses and other, net, excluding depreciation and amortization	(15,360)
Depreciation and amortization	(8,161)
Other operating loss, net [1]	(178,781)
Other, net	—
Income (loss) from discontinued operations before income taxes	(179,466)
Income tax expense	—
Income (loss) from discontinued operations, net of income taxes	$(179,466)

    1 The year ended December 31, 2019 includes a loss on the disposition of the Natural Gas Storage Assets of $178,781.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
NOTE 6. REVENUE

    The following table disaggregates our revenue by major source:

	2021	2020	2019

Terminalling and storage segment
Lubricant product sales	$103,809	$103,300	$122,257
Throughput and storage	75,223	80,864	87,397
	$179,032	$184,164	$209,654
Transportation segment
Land transportation	$111,611	$88,652	$98,895
Inland transportation	29,536	40,507	54,834
Offshore transportation	3,167	3,333	5,893
	$144,314	$132,492	$159,622
Sulfur service segment
Sulfur product sales	$32,416	$24,176	$30,135
Fertilizer product sales	100,827	72,172	69,771
Sulfur services	11,799	11,659	11,434
	$145,042	$108,007	$111,340
Natural gas liquids segment
Natural gas liquids product sales	$414,043	$247,479	$366,502
	$414,043	$247,479	$366,502

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

Natural Gas Liquids Segment

    NGL revenue is recognized when product is delivered by truck, rail, or pipeline to the Partnership's NGL customers. Revenue is recognized on title transfer of the product to the customer. Delivery of product is invoiced as the transaction occurs and is generally paid within a month.

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

	2022	2023	2024	2025	2026	Thereafter	Total
Terminalling and storage
Throughput and storage	$43,527	$42,041	$43,360	$44,661	$45,940	$251,349	$470,878
Natural Gas Services
Natural Gas Liquids	$6,047	$5,391	$5,406	$5,391	$3,131	$—	$25,366
Sulfur services
Sulfur product sales	17,703	16,953	14,493	2,156	1,182	295	52,782
Total	$67,277	$64,385	$63,259	$52,208	$50,253	$251,644	$549,026

NOTE 7. INVENTORIES

Components of inventories at December 31, 2021 and 2020 were as follows:

	2021	2020
Natural gas liquids	$20,034	$27,878
Sulfur	612	24
Fertilizer	13,005	10,854
Lubricants	23,876	11,002
Other	4,593	4,364
	$62,120	$54,122

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
NOTE 8. PROPERTY, PLANT, AND EQUIPMENT

At December 31, 2021 and 2020, property, plant and equipment consisted of the following:

	Depreciable Lives	2021	2020
Land	—	$21,422	$21,459
Improvements to land and buildings	10-25 years	132,064	135,227
Storage equipment	5-50 years	122,300	121,437
Marine vessels	4-25 years	183,414	179,666
Operating plant and equipment	3-50 years	360,122	356,293
Furniture, fixtures and other equipment	3-20 years	13,727	14,209
Transportation equipment	3-7 years	50,961	49,836
Construction in progress		14,760	10,981
		$898,770	$889,108

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $52,289, $55,817 and $53,856, respectively, which includes amortization of fixed assets acquired under capital lease obligations of $164, $1,755, and $2,686. Gross assets under capital leases were $1,071 and $10,352 at December 31, 2021 and 2020, respectively. Accumulated amortization associated with capital leases was $364 and $3,703 at December 31, 2021 and 2020, respectively.

Additions to property, plant and equipment included in accounts payable at December 31, 2021, 2020 and 2019 were $3,229, $468, and $3,791, respectively. Equipment purchased under capital lease obligations was $0, $83, and $1,308 for the years ended December 31, 2021, 2020, and 2019, respectively.

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

NOTE 9. GOODWILL

    The following table represents the goodwill balance by reporting unit at December 31, 2021 and 2020 as follows:

	2021	2020
Carrying amount of goodwill:
Terminalling and storage	$10,985	$10,985
Sulfur services	5,349	5,349
Transportation	489	489
Total goodwill	$16,823	$16,823

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

The Partnership's leases have remaining lease terms of 1 year to 15 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year. The Partnership includes extension periods and excludes termination periods from its lease term if, at commencement, it is reasonably likely that the Partnership will exercise the option.

    The components of lease expense for the years ended December 31, 2021, 2020, and 2019 were as follows:

	2021	2020	2019
Operating lease cost	$9,266	$10,672	$10,805
Finance lease cost:
Amortization of right-of-use assets	164	1,755	2,686
Interest on lease liabilities	26	294	671
Short-term lease cost	10,290	13,187	13,756
Variable lease cost	115	109	92
Total lease cost	$19,861	$26,017	$28,010

    Supplemental cash flow information for the years ended December 31, 2021, 2020, and 2019 related to leases were as follows:

	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,678	$23,996	$24,526
Operating cash flows from finance leases	26	294	671
Financing cash flows from finance leases	2,707	4,562	5,514

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,668	$7,779	$9,122
Finance leases	0	83	1,309

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
Supplemental balance sheet information related to leases was as follows at December 31, 2021 and 2020:

	2021	2020
Operating Leases
Operating lease right-of-use assets	$21,861	$22,260

Current portion of operating lease liabilities included in "Other accrued liabilities"	$6,600	$7,529
Operating lease liabilities	15,704	15,181
Total operating lease liabilities	$22,304	$22,710

Finance Leases
Property, plant and equipment, at cost	$1,071	$10,352
Accumulated depreciation	(364)	(3,703)
Property, plant and equipment, net	$707	$6,649

Current installments of finance lease obligations	$280	$2,707
Finance lease obligations	9	289
Total finance lease obligations	$289	$2,996

Weighted Average Remaining Lease Term (years)
Operating leases	6.46	5.87
Finance leases	0.97	1.39
Weighted Average Discount Rate
Operating leases	4.96%	5.04%
Finance leases	5.74%	6.04%

    The Partnership’s future minimum lease obligations as of December 31, 2021 consist of the following:

	Operating Leases	Finance Leases
Year 1	$7,501	$289
Year 2	4,672	9
Year 3	3,137	—
Year 4	2,460	—
Year 5	1,602	—
Thereafter	6,820	—
Total	26,192	298
Less amounts representing interest costs	(3,888)	(9)
Total lease liability	$22,304	$289

    As of December 31, 2021, we have additional operating leases for land, buildings and equipment that have not yet commenced of $1,184. These operating leases will commence during the first quarter of 2022 with lease terms of 3 to 5 years.

The Partnership has non-cancelable revenue arrangements that are under the scope of ASC 842 whereby we have committed certain terminalling and storage assets in exchange for a minimum fee. Future minimum revenues the Partnership expects to receive under these non-cancelable arrangements as of December 31, 2021 are as follows: 2022 - $17,093; 2023 - $14,425; 2024 - $14,425; 2025 - $13,858; 2026 - $8,173; subsequent years - $30,670.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
NOTE 11. FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 2
	December 31,
	2021	2020
Commodity derivative contracts, net	$—	$(207)

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

•Current and non-current portion of long-term debt: The carrying amount of the credit facility approximates fair value due to the debt having a variable interest rate and is in Level 2. The estimated fair value of the 2021 Notes, 2024 Notes, and 2025 Notes (collectively, the "senior notes") is considered Level 2, as the fair value is based upon quoted prices for identical liabilities in markets that are not active.

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Notes	$—	$—	$28,790	$28,581
2024 Notes	$51,317	$55,220	$50,173	$55,214
2025 Notes	$290,667	$307,146	$290,250	$288,692
Total	$341,984	$362,366	$369,213	$372,487

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
NOTE 12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Partnership’s results of operations could be materially impacted by changes in commodity prices and interest rates. In an effort to manage its exposure to these risks, the Partnership periodically enters into various derivative instruments, including commodity and interest rate hedges. At the time derivative contracts are entered into, the Partnership assesses whether the nature of the instrument qualifies for hedge accounting treatment according to the requirements of ASC 815 – Derivatives and Hedging. For those transactions designated as hedging instruments for accounting purposes, the Partnership documents all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking the various hedge transactions. The Partnership also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows or fair value of hedged items. All derivatives and hedging instruments are included on the balance sheet as an asset or a liability measured at fair value. Changes in fair value for hedging instruments are recognized on the balance sheet through Accumulated Other Comprehensive Income ("AOCI"). Settlements related to effective hedging relationships will be reclassified from AOCI to earnings during the period in which the hedged transactions are reflected on the income statement.

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

If it is determined that hedged transactions associated with cash flow hedges are no longer probable to occur, the gain or loss associated with the instrument is recognized immediately into earnings.

From time to time, we may have derivative financial instruments for which we do not elect hedge accounting. Changes in fair value for derivatives not designated as hedges are recognized as gains and losses in the earnings of the periods in which they occur.

(a)    Commodity Derivative Instruments

    The Partnership from time to time has used derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  The Partnership has established a hedging policy and monitors and manages the commodity market risk associated with potential commodity risk exposure.  In addition, the Partnership has focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. The Partnership enters into hedging transactions to protect a portion of its commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. At December 31, 2021, the Partnership has instruments totaling a gross notional quantity of 0 barrels. At December 31, 2020, the Partnership had instruments totaling a gross notional quantity of 137,000 barrels settling during the period from January 31, 2021 through February 28, 2021. These instruments settle against the applicable pricing source for each grade and location.

For information regarding gains and losses on commodity derivative instruments, see "Tabular Presentation of Gains and Losses on Derivative Instruments" below.

    (b)    Tabular Presentation of Gains and Losses on Derivative Instruments

    The following table summarizes the fair value and classification of the Partnership’s derivative instruments in its Consolidated Balance Sheets:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

	Derivative Assets			Derivative Liabilities
		Fair Values			Fair Values
	Balance Sheet Location	December 31, 2021	December 31, 2020	Balance Sheet Location	December 31, 2021	December 31, 2020
Derivatives designated as hedging instruments:	Current:
Commodity contracts	Fair value of derivatives	$—	$—	Fair value of derivatives	$—	$—

Derivatives not designated as hedging instruments:	Current:
Commodity contracts	Fair value of derivatives	$—	$—	Fair value of derivatives	$—	$207

The following table summarizes the loss recognized in AOCI at December 31, 2021 and the gain (loss) reclassified from accumulated other comprehensive loss into earnings during the year ended December 31, 2021 for derivative financial instruments designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in AOCI		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	2021	2020		2021	2020
Commodity contracts	$816	$—	Cost of products sold	$(3,768)	$—
Total	$816	$—		$(3,768)	$—

The following tables summarize the loss recognized in earnings for derivative instruments not designated as hedging instruments during the year ended December 31, 2021:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2021	2020
Derivatives not designated as hedging instruments:
Commodity contracts	Cost of products sold	$(1,825)	$(8,209)
Total effect of derivatives not designated as hedging instruments		$(1,825)	$(8,209)

NOTE 13. RELATED PARTY TRANSACTIONS

As of December 31, 2021, Martin Resource Management Corporation owned 6,114,532 of the Partnership’s common units representing approximately 15.8% of the Partnership’s outstanding limited partnership units.  Martin Resource Management Corporation controls the Partnership's general partner by virtue of owning 100% of the membership interests in

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
Holdings, the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management Corporation’s ownership as of December 31, 2021 of approximately 15.8% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management Corporation the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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

    Effective January 1, 2021, through December 31, 2021, the board of directors of our general partner approved an annual reimbursement amount for indirect expenses of $14,386.  The Partnership reimbursed Martin Resource Management Corporation for $14,386, $16,410 and $16,657 of indirect expenses for the years ended December 31, 2021, 2020 and 2019, respectively.  The board of directors of our general partner will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

Terminal Services Agreements

    Diesel Fuel Terminal Services Agreement.  Effective January 1, 2016, the Partnership entered into a second amended and restated terminalling services agreement under which the Partnership provides terminal services to Martin Resource Management Corporation for marine fuel distribution.  At such time, the per-gallon throughput fee the Partnership charged under this agreement was increased when compared to the previous agreement and may be adjusted annually based on a price index.  This agreement was further amended on April 1, 2019 and January 1, 2020 to modify its minimum throughput requirements and throughput fees. The term of this agreement is currently evergreen and it will continue on a month to month basis until terminated by either party by giving 60 days’ written notice.

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

    Marine Fuel.  The Partnership is a party to an agreement with Martin Resource Management Corporation dated November 1, 2002, under which Martin Resource Management Corporation provides the Partnership with marine fuel from its locations in the Gulf of Mexico at a fixed rate in excess of the Platt's U.S. Gulf Coast Index for #2 Fuel Oil.  Under this agreement, the Partnership agreed to purchase all of its marine fuel requirements that occur in the areas serviced by Martin Resource Management Corporation.

Other Agreements

      Cross Tolling Agreement. The Partnership is a party to an amended and restated tolling agreement with Cross Oil Refining and Marketing, Inc. ("Cross") dated October 20, 2021, under which the Partnership processes crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts for Cross.  The tolling agreement

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
expires November 25, 2031.  Under this tolling agreement, Cross agreed to process a minimum of 6,500 barrels per day of crude oil at the facility at a fixed price per barrel.  Any additional barrels are processed at a modified price per barrel.  In addition, Cross agreed to pay a monthly reservation fee and a periodic fuel surcharge fee based on certain parameters specified in the tolling agreement.   Further, certain capital improvements, to the extent requested by Cross, are reimbursed through a capital recovery fee.  As of December 31, 2019, the annual capital recovery fee reimbursement of $2,088 expired. An additional $2,586 of capital recovery fee reimbursement expired on December 31, 2020.  All of these fees (other than the fuel surcharge) are subject to escalation annually based upon two-thirds of any increase in the Consumer Price Index for a specified annual period.  In no event shall the fees charged under the agreement ever decrease below the amounts which existed as of October 20, 2021. Also, the Partnership renegotiated a crude transportation contract set to expire in the first half of 2022 resulting in a reduction in revenue of $2,145 annually beginning January 1, 2020.

East Texas Mack Leases. MTI leases equipment, including tractors and trailers, from East Texas Mack Sales ("East Texas Mack"). Certain of our directors or officers are owners of East Texas Mack, including entities affiliated with Ruben Martin, who owns approximately 46% of the issued and outstanding stock of East Texas Mack. Amounts paid to East Texas Mack for tractor and trailer lease payments and lease residuals for the fiscal years ended December 31, 2021, 2020 and 2019 were approximately $1,089, $650, and $875, respectively.

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

    The impact of related party revenues from sales of products and services is reflected in the Consolidated Statements of Operations as follows:

Revenues:	2021	2020	2019
Terminalling and storage	$62,677	$63,823	$71,733
Transportation	20,046	21,997	24,243
Product sales:
Sulfur services	109	60	54
Terminalling and storage	370	257	877
	479	317	931
	$83,202	$86,137	$96,907

    The impact of related party cost of products sold is reflected in the Consolidated Statements of Operations as follows:

Cost of products sold:
Sulfur services	$9,980	$10,519	$10,765
Terminalling and storage	27,866	18,429	23,859
	$37,846	$28,948	$34,624

    The impact of related party operating expenses is reflected in the Consolidated Statements of Operations as follows:

Operating expenses:
Transportation	$55,382	$55,786	$61,376
Natural gas liquids	2,038	2,003	3,446
Sulfur services	4,411	4,489	4,810
Terminalling and storage	16,776	17,797	18,562
	$78,607	$80,075	$88,194

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
    The impact of related party selling, general and administrative expenses is reflected in the Consolidated Statements of Operations as follows:

Selling, general and administrative:
Transportation	$6,996	$7,358	$7,107
Natural gas liquids	4,590	2,397	2,804
Sulfur services	3,276	3,080	2,850
Terminalling and storage	3,370	3,403	3,083
Indirect overhead allocation, net of reimbursement	14,692	16,648	16,778
	$32,924	$32,886	$32,622

NOTE 14. SUPPLEMENTAL BALANCE SHEET INFORMATION

    Components of "Intangibles and other assets, net" at December 31, 2021 and 2020 were as follows:

	2021	2020
Catalyst and turnaround costs	$687	$803
Other intangible assets	358	586
Other	1,153	1,416
	$2,198	$2,805

Other intangible assets consist of technology-based assets.

Amortization expense, included in "Depreciation and amortization" on the Partnership's Consolidated Statements of Operations includes amortization of intangible assets, turnaround expenses, and deferred charges. Aggregate amortization expense included in continuing operations was $4,085, $5,235, and $5,797, for the years ended December 31, 2021, 2020 and 2019, respectively.

Estimated amortization expense for the years subsequent to December 31, 2021 are as follows: 2022 - $4,403; 2023 - $661; 2024 - $266; 2025 - $84; 2026 - $1; subsequent years - $0.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
Components of "Other accrued liabilities" at December 31, 2021 and 2020 were as follows:

	2021	2020
Accrued interest	$15,135	$16,104
Asset retirement obligations	261	1,692
Property and other taxes payable	4,631	4,869
Accrued payroll	2,973	3,244
Operating lease liabilities	6,600	7,529
Other	250	969
	$29,850	$34,407

The schedule below summarizes the changes in our asset retirement obligations:

	Year Ended December 31,
	2021	2020
	(In thousands)

Beginning asset retirement obligations	$8,759	$8,936
Revisions to existing liabilities [1]	—	918
Accretion expense	375	410
Liabilities settled	(62)	(1,505)
Ending asset retirement obligations	9,072	8,759
Current portion of asset retirement obligations [2]	(261)	(1,692)
Long-term portion of asset retirement obligations [3]	$8,811	$7,067

1 Several factors are considered in the annual review process, including inflation rates, current estimates for removal cost, discount rates, and the estimated remaining useful life of the assets.

2 The current portion of asset retirement obligations is included in "Other current liabilities" on the Partnership's Consolidated Balance Sheets.

3 The non-current portion of asset retirement obligations is included in "Other long-term obligations" on the Partnership's Consolidated Balance Sheets.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
NOTE 15. LONG-TERM DEBT

    At December 31, 2021 and 2020, long-term debt consisted of the following:

	2021	2020
$275,000 [1] Credit facility at variable interest rate (5.00% [1] weighted average at December 31, 2021), due August 2023 [4] secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries, net of unamortized debt issuance costs of $2,613 and $3,826, respectively [2]	$156,887	$144,174
$400,000 Senior notes, 7.25% interest, net of unamortized debt issuance costs of $0 and $— respectively, including unamortized premium of $0 and $344, respectively, issued $250,000 February 2013 and $150,000 April 2014, $26,200 repurchased during 2015, $9,344 repurchased during 2020, and $335,666 refinanced as part of the August 2020 Exchange offer, $28,790 repaid at maturity in February 2021, unsecured [2,3,4,5]	—	28,790
$53,750 Senior notes, due February 2024, 10.0% interest, net of unamortized debt issuance costs of $2,433 and $3,577, respectively [2,3]	$51,317	$50,173
$291,970 Senior notes, due February 2025, 11.5% interest, net of unamortized debt issuance costs of $1,303 and $1,720, respectively [2,3]	$290,667	$290,250
Total	498,871	513,387
Less: current portion	—	(28,790)
Total long-term debt, net of current portion	$498,871	$484,597

Current installments of finance lease obligations	$280	$2,707
Finance lease obligations	9	289
Total finance lease obligations	$289	$2,996

    1 Interest rate fluctuates based on LIBOR plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. All amounts outstanding at December 31, 2021 were at LIBOR plus an applicable margin of 4.00%, with LIBOR having a floor of 1.00%. The applicable margin for revolving loans that are LIBOR loans currently ranges from 2.75% to 4.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.75% to 3.00%. The credit facility contains various covenants which limit the Partnership’s ability to make distributions; make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management Corporation (the "Omnibus Agreement"). The credit facility was amended July 16, 2021 to, among other things, reduce the commitments thereunder from $300,000 to $275,000.

    2 The Partnership was in compliance with all debt covenants as of December 31, 2021.

3 The indentures for each of the outstanding senior notes restrict the Partnership’s ability to sell assets; pay distributions or repurchase units or redeem or repurchase subordinated debt; make investments; incur or guarantee additional indebtedness or issue preferred units; and consolidate, merge or transfer all or substantially all of its assets.
4 On February 15, 2021, our 2021 Notes matured and we retired the outstanding balance of $28,790 using proceeds from our credit facility.

5 In March 2020, the Partnership repurchased on the open market an aggregate $9,344 of the 2021 Notes, resulting in a gain on retirement of $3,484.

The Partnership paid cash interest, net of capitalized interest, in the amount of $51,708, $37,678, and $48,025 for the years ended December 31, 2021, 2020 and 2019, respectively. Capitalized interest was $0, $43, and $5 for the years ended December 31, 2021, 2020 and 2019, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
NOTE 16. PARTNERS' CAPITAL (DEFICIT)

    As of December 31, 2021, partners’ capital consisted of 38,802,750 common limited partner units, representing a 98% partnership interest, and a 2% general partner interest. Martin Resource Management Corporation, through subsidiaries, owned 6,114,532 of the Partnership's common limited partnership units representing approximately 15.8% of the Partnership's outstanding common limited partnership units. MMGP, the Partnership's general partner, owns the 2% general partnership interest.

The Partnership Agreement contains specific provisions for the allocation of net income and losses to each of the partners for purposes of maintaining their respective partner capital accounts.

Impact on Partners' Capital (Deficit) Related to Transactions Between Entities Under Common Control

Under ASC 805, assets and liabilities transferred between entities under common control are accounted for at the historical cost of those entities' ultimate parent, in a manner similar to a pooling of interests. Any difference in the amount paid by the transferee versus the historical cost of the assets transferred is recorded as an adjustment to equity (contribution or distribution) by the transferee. This is in contrast with a business combination between unrelated parties, where assets and liabilities are recorded at their fair values at the acquisition date, with any excess of amounts paid over the fair value representing goodwill. From time to time, the most recent being in 2019, the Partnership has entered into common control acquisitions from Martin Resource Management Corporation. The consideration transferred totaling $552,123 exceeds the historical cost of the net assets received. This excess of the purchase price over the historical cost of the net assets received has resulted in cumulative distributions of $289,084 reflected as reductions to Partners' capital.

    Incentive Distribution Rights

MMGP holds a 2% general partner interest and, until November 23, 2021, MMGP held certain incentive distribution rights ("IDRs") in the Partnership. IDRs are a separate class of non-voting limited partner interest that may be transferred or sold by the general partner under the terms of the Partnership Agreement, and represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution and any cumulative arrearages on common units once certain target distribution levels have been achieved. On November 23, 2021, MMGP contributed to the Partnership all of the outstanding IDRs for no consideration, whereupon the IDRs were cancelled and cease to exist (the “IDR Elimination”). Until the IDR Elimination, the Partnership was required to distribute all of its available cash from operating surplus, as previously defined in the Partnership Agreement.

    For the years ended December 31, 2021, 2020 and 2019, the general partner was allocated no incentive distributions.

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

	Years Ended December 31,
	2021	2020	2019
Continuing operations:
Income (loss) from continuing operations	$(211)	$(6,771)	$4,520
Less general partner’s interest in net income (loss):
Distributions payable on behalf of IDRs	—	—	—
Distributions payable on behalf of general partner interest	16	61	(20)
General partner interest in undistributed income (loss)	(20)	(196)	111
Less income (loss) allocable to unvested restricted units	—	(21)	(1)
Limited partners’ interest in net income (loss)	$(207)	$(6,615)	$4,430

	Years Ended December 31,
	2021	2020	2019
Discontinued operations:
Loss from discontinued operations	$—	$—	$(179,466)
Less general partner’s interest in net income (loss):
Distributions payable on behalf of IDRs	—	—	—
Distributions payable on behalf of general partner interest	—	—	806
General partner interest in undistributed loss	—	—	(4,396)
Less income allocable to unvested restricted units	—	—	42
Limited partners’ interest in net loss	$—	$—	$(175,918)

    The Partnership allocates the general partner's share of earnings between continuing and discontinued operations as a proportion of net income (loss) from continuing and discontinued operations to total net income (loss).

    The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the periods presented:

	Years Ended December 31,
	2021	2020	2019
Basic weighted average limited partner units outstanding	38,689,041	38,656,559	38,658,881
Dilutive effect of restricted units issued	—	—	—
Total weighted average limited partner diluted units outstanding	38,689,041	38,656,559	38,658,881

    All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the period presented. All common unit equivalents were antidilutive for the years ended December 31, 2021, 2020 and 2019 because the limited partners were allocated a net loss in this period.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
NOTE 17. UNIT BASED AWARDS - LONG-TERM INCENTIVE PLANS
    The Partnership recognizes compensation cost related to unit-based awards to both employees and non-employees in its consolidated financial statements in accordance with certain provisions of ASC 718. Amounts recognized in operating expense and selling, general, and administrative expense in the consolidated financial statements with respect to these plans are as follows:

	For the Year Ended December 31,
	2021	2020	2019
Restricted unit awards
Employees	$194	$1,204	$1,226
Non-employee directors	190	—	—
Phantom unit Awards
Employees	415	—	—
Non-employee directors	—	218	198
Total unit-based compensation expense	$799	$1,422	$1,424

    Long-Term Incentive Plans

      The Partnership's general partner has long-term incentive plans for employees and directors of the general partner and its affiliates who perform services for the Partnership.

Phantom Unit Plan

On July 21, 2021, the board of directors of the general partner of the Partnership and the compensation committee of the general partner’s board of directors (the "Compensation Committee") approved the Martin Midstream Partners L.P. 2021 Phantom Unit Plan (the “Plan”), effective as of the same date. The Plan permits the awards of phantom units and phantom unit appreciation rights (collectively, "phantom unit awards") to any employee or non-employee director of the Partnership, including its executive officers. The awards may be time-based or performance-based and will be paid, if at all, in cash.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

Phantom unit awards are recorded in operating expense and selling, general and administrative expense based on the fair value of the vested portion of the awards on the balance sheet date. The fair value of these awards is updated at each balance sheet date and changes in the fair value of the vested portions of the awards are recorded as increases or decreases to compensation expense within operating expense and selling, general and administrative expense in the Consolidated Statements of Operations. All of the Partnership's outstanding phantom unit awards at December 31, 2021 met the criteria to be treated under liability classification in accordance with ASC 718, given that these awards will settle in cash on the vesting date.

Compensation expense for the phantom awards is based on the fair value of the units as of the balance sheet date as further discussed below, and such costs are recognized ratably over the service period of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future periods for these awards will vary. The estimated future cash payments of these awards are presented as liabilities within "Other current liabilities" and "Other long-term obligations" in the Consolidated Balance Sheets. As of December 31, 2021, there was a total of $1,233 of unrecognized compensation costs related to non-vested phantom unit awards. These costs are expected to be recognized over a remaining life of 2.56 years.

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

Restricted Unit Plan
    On May 26, 2017, the unitholders of the Partnership approved the Martin Midstream Partners L.P. 2017 Restricted Unit Plan (the “2017 LTIP”). The 2017 LTIP currently permits the grant of awards covering an aggregate of 3,000,000 common units, all of which can be awarded in the form of restricted units. The 2017 LTIP is administered by the Compensation Committee.
A restricted unit is a unit that is granted to grantees with certain vesting restrictions, which may be time-based and/or performance-based. Once these restrictions lapse, the grantee is entitled to full ownership of the unit without restrictions. The Compensation Committee may determine to make grants under the 2017 LTIP containing such terms as the Compensation Committee shall determine under the 2017 LTIP. With respect to time-based restricted units ("TBRUs"), the Compensation Committee will determine the time period over which restricted units granted to employees and directors will vest. The Compensation Committee may also award a percentage of restricted units with vesting requirements based upon the achievement of specified pre-established performance targets ("PBRUs"). The performance targets may include, but are not limited to, the following: revenue and income measures, cash flow measures, net income before interest expense and income tax expense ("EBIT"), net income before interest expense, income tax expense, and depreciation and amortization ("EBITDA"), distribution coverage metrics, expense measures, liquidity measures, market measures, corporate sustainability metrics, and other measures related to acquisitions, dispositions, operational objectives and succession planning objectives. PBRUs are earned only upon our achievement of an objective performance measure for the performance period. PBRUs which vest are payable in common units. Unvested units granted under the 2017 LTIP may or may not participate in cash distributions depending on the terms of each individual award agreement.

The restricted units issued to directors generally vest in equal annual installments over a four-year period.

On February 22, 2021, the Partnership issued 14,056 TBRUs to each of the Partnership's three independent directors under the 2017 LTIP.  These restricted common units vest in equal installments of 3,514 units on January 24, 2022, 2023, 2024, and 2025.

On March 1, 2018, the Partnership issued 301,550 TBRUs and 317,925 PBRUs to certain employees of Martin Resource Management Corporation. The TBRUs vested in equal installments over a three-year service period. The PBRUs would have vested at the conclusion of a three-year performance period based on certain performance targets. In addition, the PBRUs awarded on March 1, 2018 would have only vested if the grantee was employed by Martin Resource Management Corporation on March 31, 2021. However, the performance conditions related to the PBRUs awarded on March 1, 2018 were

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
not achieved and the Partnership treated these units as forfeited at expiration on March 31, 2021. As such, the Partnership did not recognize compensation expense related to these units.

     The restricted units are valued at their fair value at the date of grant, which is equal to the market value of common units on such date. A summary of the restricted unit activity for the year ended December 31, 2021 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of year	273,424	$10.52
Granted (TBRU)	42,168	$2.49
Vested	(117,280)	$11.96
Forfeited	(83,436)	$13.90
Non-Vested, end of year	114,876	$3.65

Aggregate intrinsic value, end of year	$306
    A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the years ended December 31, 2021, 2020 and 2019 is provided below:

	For the Year Ended December 31,
	2021	2020	2019
Aggregate intrinsic value of units vested	$257	$151	$1,351
Fair value of units vested	$1,418	$1,427	$1,551

    As of December 31, 2021, there was $248 of unrecognized compensation cost related to non-vested time-based restricted units. That cost is expected to be recognized over a weighted-average period of 2.12 years.

NOTE 18. INCOME TAXES

    The components of income tax expense (benefit) from operations for the years ended December 31, 2021, 2020 and 2019 are as follows:

	2021	2020	2019
Current:
Federal	$455	$(174)	$174
State	493	741	366
	948	567	540
Deferred:
Federal	2,142	1,027	882
State	290	142	478
	2,432	1,169	1,360
Total income tax expense	$3,380	$1,736	$1,900

    The operations of a partnership are generally not subject to income taxes, except for Texas margin tax, because its income is taxed directly to its partners. The Texas margin tax is considered a state income tax and is included in income tax expense on the Consolidated Statements of Operations. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as income tax, and therefore, the recognition of deferred taxes applies to the margin tax. The impact on deferred taxes as a result of this provision is immaterial. State income taxes attributable to the Texas margin tax relating to the operation of the Partnership of $300, $468 and $458 were recorded in income tax expense for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Subsequent to the acquisition, the QSub election terminated resulting in MTI being taxed as a stand-alone C Corporation. Total income tax expense relating to the operation of the Taxable Subsidiary of $3,080 and $1,268 was recorded in income tax expense for the years ended December 31, 2021 and 2020, respectively.

The income tax expense from the Taxable Subsidiary operations for the years ended December 31, 2021 and 2020 differs from the "expected" tax expense (computed by applying the federal corporate rate of 21% to income before income taxes of the Taxable Subsidiary) as follows:

	2021	2020
"Expected" tax expense	$2,223	$361
Increase in income taxes resulting from:
State income taxes, net of federal income tax expense	382	327
Other non-deductible items	384	472
Other, net	91	108
Actual tax expense	$3,080	$1,268

Cash paid for income taxes was $1,232, $416 and $515 for the years ended December 31, 2021, 2020 and 2019, respectively.

Deferred taxes are the result of differences between the bases of assets and liabilities for financial reporting and income tax purposes. Significant components of deferred tax assets and liabilities at December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred tax assets:
Bad debt reserves	$26	$59
Goodwill and intangibles	12,523	13,893
Employee benefits	57	244
Interest expense	—	—
Tax loss carryforwards	10,676	12,671
Other	129	251
Subtotal	23,411	27,118
Less: Valuation allowance	—	—
Total net deferred tax assets	23,411	27,118

Deferred tax liabilities:
Property and equipment	(3,590)	(4,861)
Operating leases	—	(4)
Other	—	—
Total deferred tax liabilities	(3,590)	(4,865)
Net deferred tax assets	$19,821	$22,253

Deferred tax assets are regularly reviewed for recoverability and a valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
is dependent upon future taxable income during the periods in which those temporary differences become deductible. In assessing the need for a valuation allowance, management considers all available positive and negative evidence, including the ability to carryback operating losses to prior periods and the expected future utilization of net operating loss carryforwards, the reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies. On the basis of these considerations, as of December 31, 2021, management believes it is more likely than not that the Taxable Subsidiary will realize the benefit of the existing deferred tax assets.

    Federal income taxes refundable related to the operation of the Taxable Subsidiary of $70 and $0 for the years ended December 31, 2021 and 2020, respectively, are included in “Other current assets”."Income taxes payable" includes a state income tax liability related to the operation of the Partnership of $304 and $455 for the years ended December 31, 2021 and 2020, respectively. Also included in "Income taxes payable" are state income tax liabilities related to the operation of the Taxable Subsidiary of $81 and $101 for the years ended December 31, 2021 and 2020, respectively.

    At December 31, 2021, MTI had net operating loss carryforwards for income tax purposes of approximately $67,681 related to federal and state taxes. Of these net operating loss carryforwards, approximately $19,379 will expire between 2024 and 2041 and approximately $48,302 may be carried forward indefinitely.

    The operations of the Partnership are generally not subject to income taxes, except as discussed above, because its income is taxed directly to its partners. The net tax basis in the Partnership's assets and liabilities is greater (less) than the reported amounts on the financial statements by approximately $91,893 and $88,526 as of December 31, 2021 and 2020, respectively.

    As of December 31, 2021, the tax years that remain open to assessment are 2018-2020.

NOTE 19. BUSINESS SEGMENTS

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

	Operating Revenues	Intersegment Eliminations	Operating Revenues After Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs

Year Ended December 31, 2021:
Terminalling and storage	$185,629	$(6,597)	$179,032	$28,210	$10,785	$9,582
Natural gas liquids	414,043	—	414,043	2,390	38,098	537
Sulfur services	145,042	—	145,042	10,432	32,972	7,813
Transportation	161,180	(16,866)	144,314	15,719	(8,446)	4,997
Indirect selling, general, and administrative	—	—	—	—	(16,129)	—
Total	$905,894	$(23,463)	$882,431	$56,751	$57,280	$22,929

Year Ended December 31, 2020:
Terminalling and storage	$191,041	$(6,877)	$184,164	$29,489	$22,153	$11,619
Natural gas liquids	247,484	(5)	247,479	2,456	22,104	395
Sulfur services	108,020	(13)	108,007	12,012	36,256	7,415
Transportation	150,285	(17,793)	132,492	17,505	(16,102)	7,348
Indirect selling, general, and administrative	—	—	—	—	(17,909)	—
Total	$696,830	$(24,688)	$672,142	$61,462	$46,502	$26,777

Year Ended December 31, 2019:
Terminalling and storage	$216,313	$(6,659)	$209,654	$30,952	$16,732	$12,987
Natural gas liquids	366,502	—	366,502	2,469	44,020	1,870
Sulfur services	111,340	—	111,340	11,332	22,721	14,853
Transportation	183,740	(24,118)	159,622	15,307	(7,388)	8,213
Indirect selling, general, and administrative	—	—	—	—	(17,981)	—
Total	$877,895	$(30,777)	$847,118	$60,060	$58,104	$37,923

Revenues from one customer in the Natural Gas Liquids segment was $140,324, $74,722 and $112,280 for the years ended December 31, 2021, 2020 and 2019, respectively.

The Partnership's assets by reportable segment as of December 31, 2021 and 2020 are as follows:

	2021	2020
Total assets:
Terminalling and storage	$248,194	$252,794
Natural gas liquids	78,483	80,737
Sulfur services	108,007	94,154
Transportation	145,177	151,953
Total assets	$579,861	$579,638

NOTE 20. COMMITMENTS AND CONTINGENCIES

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

On December 31, 2015, the Partnership received a demand from a customer in its lubricants packaging business for defense and indemnity in connection with various lawsuits filed against it, which generally alleged that the customer engaged in unlawful and deceptive business practices in connection with its marketing and advertising of its private label motor oil (the “Marketing Lawsuits”). The Partnership disputed and continues to dispute that it has any obligation to defend or indemnify the customer for the customer’s conduct. Accordingly, on January 7, 2016, the Partnership filed a Complaint for Declaratory Judgment in the Chancery Court of Davidson County, Tennessee (the “Tennessee Court”), under Case No. 16-0018-BC, requesting a judicial determination that the Partnership did not owe the customer the demanded defense and indemnity obligations (the “Declaratory Judgment Action”). The Marketing Lawsuits pending in federal court against the customer were transferred to the U.S. District Court for the Western District of Missouri under the consolidated case MDL No. 2709 for pretrial proceedings (the “Consolidated Lawsuits”). On March 1, 2017, at the joint request of the customer and the Partnership, the Tennessee Court administratively closed the Declaratory Judgment Action. Recently, the customer settled the Consolidated Lawsuits. On December 17, 2021, at the request of the customer, the Tennessee Court reopened the Declaratory Judgment Action and the customer asserted various counterclaims against the Partnership seeking, among other things, to recover its costs of defending and settling the Consolidated Lawsuits. At this time, we are unable to determine what ultimate exposure we may have in this matter, if any. The Partnership intends to vigorously defend the counterclaims asserted by the customer in the Declaratory Judgment Action.

NOTE 21. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

NOTE 22. SUBSEQUENT EVENTS

Quarterly Distribution.  On January 25, 2022, the Partnership declared a quarterly cash distribution of $0.005 per common unit for the fourth quarter of 2021, or $0.02 per common unit on an annualized basis, which was paid on February 14, 2022 to unitholders of record as of February 7, 2022.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures. In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of our general partner, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of December 31, 2021.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2021.  The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report appearing in "Item 8 - Financial Statements and Supplementary Data."

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

Name	Age	Position with the General Partner
Ruben S. Martin	70	Chairman of the Board of Directors
Robert D. Bondurant	63	President and Chief Executive Officer and Director
Randall L. Tauscher	56	Executive Vice President and Chief Operating Officer
Chris H. Booth	52	Executive Vice President, Chief Legal Officer, General Counsel and Secretary
Sharon L. Taylor	57	Vice President and Chief Financial Officer
Scot A. Shoup	61	Senior Vice President of Operations
C. Scott Massey	69	Director
James M. Collingsworth	67	Director
Byron R. Kelley	74	Director

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

    James M. Collingsworth serves as a member of the board of directors of our general partner. Mr. Collingsworth has spent 45 years in all facets of the midstream and petrochemical industry. In 2013, Mr. Collingsworth retired from Enterprise Products Company as a Sr. Vice President of Regulated NGL Pipelines & Natural Gas Storage. Mr. Collingsworth currently serves on the board of directors of NGL Energy Partners LP, and has served on the board of directors of Texaco Canada, Dixie Pipeline Company, Seminole Pipeline Company and the Petrochemical Feedstock Association of America. Mr. Collingsworth has served as a Director since October 2014. Mr. Collingsworth received a Bachelor’s degree in finance and marketing from Northeastern State University. Mr. Collingsworth was selected to serve as a director on our general partner's board of directors due to his extensive corporate business experience.

    Byron R. Kelley serves as a member of the board of directors of our general partner and also served as an Advisory Director from April 2011 to August 2012. On December 31, 2013, Mr. Kelley retired as CEO, President and a member of the board of directors of CVR Partners, LP, a chemical company engaged in the production of nitrogen based fertilizers and served in this position from June 2011 through December 2013. Prior to joining CVR Partners he served as President, Chief Executive Officer and a member of the board of directors of Regency GP, LLC from April 2008 to November 2010. From 2004 through March of 2008, Mr. Kelley served as Senior Vice President and Group President of Pipeline and Field Services at CenterPoint Energy. Preceding his work at CenterPoint, Mr. Kelley served as Executive Vice President of Development, Operations and Engineering, and as President of El Paso Energy International. Mr. Kelley is a past member and Chairman of the board of directors of the Interstate National Gas Association and previously served as one of the association's representatives on the U.S. Natural Gas Council of America. Mr. Kelley received a Bachelor of Science degree in civil engineering from Auburn University. Mr. Kelley was selected to serve as a director on our general partner's board of directors due to his extensive corporate business experience.

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

Board Meetings and Committees

    From January 1, 2021 to December 31, 2021, the board of directors of our general partner held 6 meetings. All directors then in office attended each of these meetings, either in person or by teleconference. Additionally, the board of directors undertook action one time during 2021 without a meeting by acting through written unanimous consent. We have standing conflicts, audit, compensation and nominating committees of the board of directors of our general partner. The board of directors of our general partner appoints the members of the Audit, Compensation, Nominating and Conflicts Committees. Each member of the Audit Committee is an independent director in accordance with NASDAQ and applicable securities laws. Each of the board committees has a written charter approved by the board. Copies of each charter are posted on our website at www.MMLP.com under the "Corporate Governance" section. The current members of the committees, the number of meetings held by each committee from January 1, 2021 to December 31, 2021, and a brief description of the functions performed by each committee are set forth below:

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

Compensation Committee (4 meetings). The members of the Compensation Committee are Messrs. Collingsworth (chairman), Massey and Kelley. All members attended the meeting of the Compensation Committee for the period noted above. The primary responsibility of the Compensation Committee is to oversee compensation decisions for the outside directors of our general partner and executive officers of our general partner (in the event they are to be paid by our general partner) as well as our long-term incentive plans.

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

Compensation Discussion and Analysis

Background

We are required to provide information regarding the compensation program in place as of December 31, 2021, for the CEO, CFO and the three other most highly-compensated executive officers of our general partner as reflected in the summary compensation table set forth below (the "Named Executive Officers").  This section should be read in conjunction with the detailed tables and narrative descriptions regarding compensation below.

We are a master limited partnership and have no employees.  We are managed by the executive officers of our general partner. These executive officers are employed by Martin Resource Management Corporation, a private corporation that has significant operations that are separate from ours. With the exception of our President and Chief Executive Officer, the executive officers of our general partner are also the executive officers of Martin Resource Management Corporation and devote significant time to the management of Martin Resource Management Corporation’s operations.  We reimburse Martin Resource Management Corporation for a portion of the indirect general and administrative expenses, including compensation expense relating to the service of these individuals that are allocated to us pursuant to the Omnibus Agreement. Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.   For the years ended December 31, 2021, 2020 and 2019 the board of directors of our general partner approved reimbursement amounts of $14.4 million, $16.4 million and $16.7 million, respectively, reflecting our allocable share of such expenses. Please see "Item 13. Certain Relationships and Related Transactions, and Director Independence — Agreements — Omnibus Agreement" for a discussion of the Omnibus Agreement.

Compensation Objectives

As we do not directly compensate the executive officers of our general partner, we do not have any set compensation programs. The elements of Martin Resource Management Corporation’s compensation program discussed below, along with Martin Resource Management Corporation’s other rewards, are intended to provide a total rewards package designed to yield competitive total cash compensation, drive performance and reward contributions in support of the businesses of Martin Resource Management Corporation and other Martin Resource Management Corporation affiliates, including us, for which the Named Executive Officers perform services. Although we bear an allocated portion of Martin Resource Management Corporation’s costs of providing compensation and benefits to the Named Executive Officers, we do not have control over such costs and do not establish or direct the compensation policies or practices of Martin Resource Management Corporation.  During 2021, Martin Resource Management Corporation paid compensation based on the performance of Martin Resource Management Corporation but did not set any specific performance-based criteria and did not have any other specific performance-based objectives.

Elements of Compensation

Martin Resource Management Corporation’s executive officer compensation package includes a combination of annual cash, long-term incentive compensation and other compensation.  Elements of compensation which the Named Executive Officers may be eligible to receive from Martin Resource Management Corporation consist of the following: (1) annual base salary; (2) discretionary annual cash awards; (3) awards pursuant to the Martin Midstream Partners L.P. 2021 Phantom Unit Plan, Martin Midstream Partners L.P. 2017 Restricted Unit Plan and Martin Resource Management Corporation employee benefit plans and (4) where appropriate, other compensation, including limited perquisites.

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

Employee Benefit Plan Awards.  The Named Executive Officers may be eligible to receive awards pursuant to the Martin Midstream Partners L.P. Phantom Unit Plan, Martin Midstream Partners L.P. 2017 Restricted Unit Plan and Martin Resource Management Corporation employee benefit plans.  These employee benefit plan awards are designed to reward the performance of the Named Executive Officers by providing annual incentive opportunities tied to the annual performance of Martin Resource Management Corporation.  In particular, these awards are provided to the Named Executive Officers in order to provide competitive incentives to these executives who can significantly impact performance and promote achievement of the business objectives of Martin Resource Management Corporation.

Other Compensation.   Martin Resource Management Corporation generally does not pay for perquisites for any of the Named Executive Officers, other than general recreational activities at certain Martin Resource Management Corporation’s properties and use of Martin Resource Management Corporation vehicles. No perquisites are paid for services rendered to us.  Martin Resource Management Corporation provides an executive life insurance policy and long term disability policy for the Named Executive Officers with the annual premiums being paid by Martin Resource Management Corporation.  Martin Resource Management Corporation does not provide any greater allocation toward employee health insurance premiums than is provided for all other employees covered on the health benefits plan.

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

When setting compensation for the Named Executive Officers, the elements of compensation above are considered holistically to provide an appropriate combination of compensation. Annual base salaries for the Named Executive Officers, other than our President and Chief Executive Officer, are determined by the Management Compensation Committee of Martin Resource Management Corporation comprised of its Chief Executive Officer, Mr. Ruben Martin, Chief Operating Officer, Mr. Randall Tauscher, and Vice President-Human Resources, Mrs. Melanie Mathews (collectively, the "Management Compensation Committee of Martin Resource Management Corporation") based on a periodic performance review of each Named Executive Officer.

The Compensation Committee of our board of directors is responsible for setting the compensation of our President and Chief Executive Officer. This includes determining the base salary, bonus compensation, long-term incentive compensation and other compensation of our President and Chief Executive Officer. The Compensation Committee's responsibility for the development of the compensation objectives and methodology applicable to the President and Chief Executive Officer are based on objectives, elements and methodologies discussed herein.

Except in the case of an exceptional amount of time devoted to us, discretionary annual cash awards are based on the performance of Martin Resource Management Corporation. Annual discretionary cash awards, if any, are calculated first by allocating a portion of Martin Resource Management Corporation’s earnings as determined by the Management Compensation Committee of Martin Resource Management Corporation for distribution to key employees of Martin Resource Management Corporation. Upon such allocation, the Management Compensation Committee of Martin Resource Management Corporation, with input from appropriate business leaders determines the allocation and distribution of the bonus pool among such employees, including the Named Executive Officers. All decisions of the Management Compensation Committee of Martin Resource Management Corporation concerning the compensation of the Named Executive Officers are reviewed and approved by the Compensation Committee of the Board of Directors of Martin Resource Management Corporation, which is made up of Mr. Cullen M. Godfrey, an independent director of Martin Resource Management Corporation, and Mr. Ruben Martin. With respect to employee benefit plan awards pursuant to plans maintained by the Partnership, the Management Compensation

Committee of Martin Resource Management Corporation makes a recommendation as to whether such awards should be awarded to any employees. Any such employee plan awards are then considered and must be approved by the Compensation Committee and then are distributed to the employees, including Named Executive Officers, accordingly. Further, Martin Resource Management Corporation, with the approval of the Compensation Committee of the Board of Directors of Martin Resource Management Corporation or the Compensation Committee regularly reviews market data and relevant compensation surveys when setting base compensation and, when appropriate, engages compensation consultants.  Because he serves on both the Management Compensation Committee of Martin Resource Management Corporation and on the Compensation Committee of the Board of Directors of Martin Resource Management Corporation, Mr. Martin, as Chief Executive Officer of Martin Resource Management Corporation, has significant authority in setting base salaries, discretionary annual cash award allocations and amounts and employee benefit award distributions.

Any awards granted to the independent directors and employees of our general partner under our long-term incentive plans are described in Item 8, Note 17, "Unit Based Awards - Long-Term Incentive Plans," and are approved by the Compensation Committee.

Determination of 2021 Compensation Amounts

During 2021, elements of all compensation paid to the Named Executive Officers by Martin Resource Management Corporation consisted of the following: (1) annual base salary; (2) discretionary annual cash awards; (3) awards pursuant to the Martin Midstream Partners L.P. 2021 Phantom Unit Plan or Martin Midstream Partners L.P. 2017 Restricted Unit Plan and (4) other Martin Resource Management Corporation employee benefit plans; and (5) other compensation, including limited perquisites.  With respect to the Named Executive Officers, they were paid an allocated portion of their base salaries.

Annual Base Salary.  The portions of the annual base salaries paid by Martin Resource Management Corporation to the Named Executive Officers, which are allocable to us under our Omnibus Agreement with Martin Resource Management Corporation, are reflected in the summary compensation table below.  Based upon the agreement of our general partner with Martin Resource Management Corporation, we have reimbursed Martin Resource Management Corporation for approximately 79.6% of the aggregate annual base salaries paid to the Named Executive Officers by Martin Resource Management Corporation during 2021.  The foregoing agreement has been developed based on an assessment of the estimated percentage of the time spent by the Named Executive Officers managing our affairs, relative to the affairs of Martin Resource Management Corporation ranging from approximately 60% to 100%. During 2021, our Named Executive Officers were Mr. Robert D. Bondurant, the President and Chief Executive Officer of our general partner, Ms. Sharon L. Taylor, a Vice President and Chief Financial Officer of our general partner, Mr. Randall Tauscher, an Executive Vice President and Chief Operating Officer of our general partner, Mr. Chris Booth, the Executive Vice President, General Counsel and Secretary of our general partner, and Mr. Scot A. Shoup, Senior Vice President of Operations.

Discretionary Annual Cash Awards.  Discretionary annual cash awards paid to the Named Executive Officers which are allocable to us are reflected in the summary compensation table below.

Martin Midstream Partners L.P. Long-Term Incentive Plans

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

The award of a phantom unit entitles the participant to a cash payment equal to the value of the phantom unit on the vesting date or dates, which value is the fair market value of a common unit of the Partnership on such vesting date or dates. The award of a phantom unit appreciation right entitles the recipient to a cash payment equal to the difference between the value of a phantom unit on the vesting date or dates in excess of the value assigned by the Compensation Committee to the phantom unit as of the grant date. Phantom units and phantom unit appreciation rights granted to participants do not confer upon participants any right to a common unit.

On July 21, 2021, the Compensation Committee approved forms of time-based award agreements for phantom units and phantom unit appreciation rights, both of which awards vest in full on the third anniversary of the grant date. The grant date value of a phantom unit under a phantom unit appreciation right award is equal to the average of the closing price for a common unit during the 20 trading days immediately preceding the grant date of the award.

Generally, vesting of an award is subject to a participant remaining continuously employed with the Partnership through the vesting date. However, if prior to the vesting date: (i) a participant is terminated without cause (as defined in the award agreement) or terminates employment after the participant has attained both the age of 65 and ten years of employment (“retirement-eligible”), a prorated portion of the award will vest and be paid in cash no later than the 30th day following such termination date (subject to a six-month delay in payment for certain retirement-eligible participants); or (ii) there is a change in control of the Partnership (as defined in the Plan), the award will vest in full and be paid in cash no later than the 30th day following the date of the change of control; provided, that the participant has been in continuous employment through the termination or change in control date, as applicable.

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

Restricted Units.  A restricted unit is a unit that is granted to grantees with certain vesting restrictions, which may be time-based and/or performance-based. Once these restrictions lapse, the grantee is entitled to full ownership of the unit without restrictions. The Compensation Committee may determine to make grants under the plan containing such terms as the Compensation Committee shall determine under the plan. With respect to time-based restricted units ("TBRUs"), the Compensation Committee will determine the time period over which restricted units granted to employees and directors will vest. The Compensation Committee may also award a percentage of restricted units with vesting requirements based upon the achievement of specified pre-established performance targets ("PBRUs"). The performance targets may include, but are not limited to, the following: revenue and income measures, cash flow measures, EBIT, EBITDA, distribution coverage metrics, expense measures, liquidity measures, market measures, corporate sustainability metrics, and other measures related to acquisitions, dispositions, operational objectives and succession planning objectives. PBRUs are earned only upon our achievement of an objective performance measure for the performance period. PBRUs which vest are payable in common units.  The Compensation Committee believes this type of incentive award strengthens the tie between each grantee's pay and our financial performance. We intend the issuance of the common units upon vesting of the restricted units under the plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, plan participants will not pay any consideration for the common units they receive, and we will receive no remuneration for the units. Unvested units granted under the 2017 LTIP may or may not participate in cash distributions depending on the terms of each individual award agreement.

If a grantee’s service to the Partnership terminates for any reason, the grantee’s restricted units will be automatically forfeited unless, and to the extent, the Compensation Committee provides otherwise. Common units to be delivered upon the vesting of restricted units may be common units acquired by our general partner in the open market, common units already owned by our general partner, common units acquired by our general partner directly from us or any affiliate of our general partner, newly issued common units under the 2017 LTIP, or any combination of the foregoing. Our general partner will be entitled to reimbursement by us for the cost incurred in acquiring common units. If we issue new common units upon vesting of the restricted units, the total number of common units outstanding will increase.

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

Martin Resource Management Corporation Employee Stock Ownership Plans.

MRMC ESOP Trust ("ESOP"). Martin Resource Management Corporation maintains an employee stock ownership plan that covers employees who satisfy certain minimum age and service requirements. Under the terms of the ESOP, Martin Resource Management Corporation has the discretion to make contributions in an amount determined by its board of directors. Those contributions are allocated under the terms of the ESOP and invested primarily in the common stock of Martin Resource Management Corporation. Participants in the ESOP become 100% vested upon completing six years of vesting service or upon their attainment of Normal Retirement Age (as defined in the plan document), permanent disability or death during employment. Any forfeitures of non-vested accounts may be used to pay administrative expenses and restore previous forfeitures of employees rehired before incurring five consecutive breaks-in-service. Any remaining forfeitures will be allocated to the accounts of employed participants. Participants are not permitted to make contributions including rollover contributions to the ESOP.

Martin Employee's Stock Profit Sharing Trust (the "SPS Plan").  Martin Resource Management Corporation maintains an employee stock ownership plan that covers employees who satisfied certain minimum age and service requirements but no employee shall become eligible to participate in the Plan on or after January 1, 2013. This SPS Plan is referred to as the "Martin Employee Stock Ownership Plan". Under the terms of the SPS Plan, Martin Resource Management Corporation has the discretion to make contributions in an amount determined by its board of directors. Those contributions are allocated under the terms of the SPS Plan and invested primarily in the common stock of Martin Resource Management Corporation. No contributions will be made to the SPS Plan for any plan year commencing on or after January 1, 2013. The account balances of any participant who was employed by Martin Resource Management Corporation on December 31, 2012 are fully vested and non-forfeitable. The SPS Plan converted to an employee stock ownership plan on January 1, 2013.

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

Martin Resource Management Corporation Non-Qualified Option Plan.  In September 1999, Martin Resource Management Corporation adopted a stock option plan designed to retain and attract qualified management personnel, directors and consultants.  Under the plan, Martin Resource Management Corporation is authorized to issue to qualifying parties from time to time options to purchase up to 2,000 shares of its common stock with terms not to exceed ten years from the date of grant and at exercise prices generally not less than fair market value on the date of grant.  In November 2007, Martin Resource Management Corporation adopted an additional stock option plan designed to retain and attract qualified management personnel, directors and consultants. In December 2013, all outstanding options were exercised or redeemed in lieu of redemption. There are no outstanding options under this plan as of December 31, 2021.

Other Compensation

    Martin Resource Management Corporation generally does not pay for perquisites for any of our Named Executive Officers other than general recreational activities at certain Martin Resource Management Corporation’s properties located in Texas and use of Martin Resource Management Corporation vehicles, including aircraft.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation expense that was allocated to us for the services of the Named Executive Officers for the years ended December 31, 2021, 2020 and 2019.

Name and Principal Position	Year	Salary	Retention Awards	Discretionary Annual Awards	Phantom Unit Awards (Grant Date Value) (a)	Total Compensation
Robert D. Bondurant, President and Chief Executive Officer	2021	$575,000	$—	$700,000	$139,600	$1,414,600
	2020	$312,000	$100,000	$—	$—	$412,000
	2019	$312,000	$—	$—	$—	$312,000
Randall L. Tauscher, Executive Vice President and Chief Operating Officer	2021	$336,000	$—	$—	$136,600	$472,600
	2020	$336,000	$100,000	$—	$—	$436,000
	2019	$336,000	$—	$—	$—	$336,000
Sharon L. Taylor, Vice President and Chief Financial Officer (b)	2021	$165,000	$—	$—	$131,200	$296,200
	2020	$—	$—	$—	$—	$—
	2019	$—	$—	$—	$—	$—
Chris H. Booth, Executive Vice President, General Counsel and Secretary	2021	$231,000	$—	$—	$133,600	$364,600
	2020	$211,750	$100,000	$—	$—	$311,750
	2019	$250,250	$—	$—	$—	$250,250
Scot A. Shoup, Senior Vice President of Operations	2021	$353,400	$—	$—	$65,600	$419,000
	2020	$372,000	$—	$—	$—	$372,000
	2019	$372,000	$—	$—	$—	$372,000

(a) On July 21, 2021, the Compensation Committee approved forms of time-based award agreements for phantom units and phantom unit appreciation rights, both of which awards vest in full on the third anniversary of the grant date, or July 21, 2024. The grant date value of a phantom unit under a phantom unit appreciation right award is equal to the average of the closing price for a common unit during the 20 trading days immediately preceding the grant date of the award.

(b) Only the 2021 period is reflected in this table as Sharon L. Taylor became Vice President and Chief Financial Officer and a Named Executive Officer effective January 1, 2021.

GRANTS OF PLAN-BASED AWARDS

Name and Award Type	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#) (a)	All Other Option Awards: Number of Securities Under-lying Options (#)(b)	Exercise or Base Price of Option Awards ($/Unit)	Grant Date Fair Value of Stock and Option Awards ($) (c)
Robert D. Bondurant
Phantom Units	07/21/2021	40,000.00		—	$121,600
Phantom Unit Appreciation Rights	07/21/2021		150,000	$2.92	$18,000
Randall L. Tauscher
Phantom Units	07/21/2021	40,000.00		—	$121,600
Phantom Unit Appreciation Rights	07/21/2021		125,000	$2.92	$15,000
Sharon L. Taylor
Phantom Units	07/21/2021	40,000.00		—	$121,600
Phantom Unit Appreciation Rights	07/21/2021		80,000	$2.92	$9,600
Chris H. Booth
Phantom Units	07/21/2021	40,000.00		—	$121,600
Phantom Unit Appreciation Rights	07/21/2021		100,000	$2.92	$12,000
Scot A. Shoup
Phantom Units	07/21/2021	20,000.00		—	$60,800
Phantom Unit Appreciation Rights	07/21/2021		40,000	$2.92	$4,800

(a) This column includes the number of time-based phantom units granted to our named executive officers in 2021. These awards vest in full on July 21, 2024.

(b) This column includes the number of time-based phantom unit appreciation rights granted to our named executive officers in 2021. These awards vest in full on July 21, 2024.

(c) Amounts in this column reflect the grant date fair value of time-based phantom units and phantom unit appreciation rights granted to our named executive officers in 2021 and are determined in accordance with FASB ASC Topic 718. The grant date fair value of the phantom units is $3.04 and the grant date fair value of the phantom unit appreciation rights is $0.12.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2021

	Option Awards				Unit Awards
Name and Award Type	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (a)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(a)	Market Value of Shares or Units of Stock That Have Not Vested ($)(b)
Robert D. Bondurant
Phantom Units	—		—	—	40,000	$106,400
Phantom Unit Appreciation Rights	—	150,000	$2.92	N/A
Randall L. Tauscher
Phantom Units	—		—	—	40,000	$106,400
Phantom Unit Appreciation Rights	—	125,000	$2.92	N/A
Sharon L. Taylor
Phantom Units	—		—	—	40,000	$106,400
Phantom Unit Appreciation Rights	—	80,000	$2.92	N/A
Chris H. Booth
Phantom Units	—		—	—	40,000	$106,400
Phantom Unit Appreciation Rights	—	100,000	$2.92	N/A
Scot A. Shoup
Phantom Units	—		—	—	20,000	$53,200
Phantom Unit Appreciation Rights	—	40,000	$2.92	N/A

(a) Vests in full on July 21, 2024.

(b) The market value of unvested phantom units is calculated by multiplying the number of unvested phantom units held by the NEOs by the closing price of our common stock on December 31, 2021, which was $2.66. Because our closing stock price on December 31, 2021 was less than the strike price of the phantom unit appreciation rights, a $0 market value was included for the unvested phantom unit appreciation rights.

EQUITY VESTED TABLE FOR THE YEAR ENDED DECEMBER 31, 2021

Restricted Unit Plan
	Unit Awards (a)
Name	Number of Common Units Acquired on Vesting	Value Realized on Vesting
Robert D. Bondurant	8,883	$21,408
Randall L. Tauscher	8,883	$21,408
Sharon L. Taylor (b)	—	$—
Chris H. Booth	6,667	$16,067
Scot A. Shoup	2,667	$6,427

(a) As of December 31, 2021, there were no outstanding awards under the 2017 LTIP for the Named Executive Officers.

(b) The 2021 vesting amounts of the awards granted under the 2017 LTIP are not included for Sharon L. Taylor because the grant of the restricted units under the 2017 LTIP occurred prior to Ms. Taylor becoming Vice President and Chief Financial Officer and a Named Executive Officer effective January 1, 2021.

Director Compensation

As a partnership, we are managed by our general partner.  The board of directors of our general partner performs for us the functions of a board of directors of a business corporation. Directors of our general partner are entitled to receive total quarterly retainer fees of $25,000 each, which are paid by the general partner.  Martin Resource Management Corporation employees who are a member of the board of directors of our general partner do not receive any additional compensation for serving in such capacity.  Officers of our general partner who also serve as directors will not receive additional compensation. All directors of our general partner are entitled to reimbursement for their reasonable out-of-pocket expenses in connection with their travel to and from, and attendance at, meetings of the board of directors or committees thereof.  Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

    The following table sets forth the compensation of our board members for the period from January 1, 2021 through December 31, 2021.

Name	Fees Earned Paid in Cash	Stock Awards (a)	Total
Ruben S. Martin	$—	$—	$—
Robert D. Bondurant	$—	$—	$—
C. Scott Massey (b)	$100,000	$34,859	$134,859
Byron R. Kelley (b)	$100,000	$34,859	$134,859
James M. Collingsworth (b)	$100,000	$34,859	$134,859

(a) The amounts shown represent the grant date fair value of awards computed in accordance with FASB ASC 718, however, such awards are subject to vesting requirements for TBRUs and PBRUs which have not been met as it relates to the 2018 stock award. See Note 17 included in Item 8 herein for the assumptions made in our valuation of such awards.

(b) On February 22, 2021, the Partnership issued 14,056 restricted common units to each of three independent directors, C. Scott Massey, Byron R. Kelley, and James M. Collingsworth under our 2017 LTIP.  These restricted common units vest in equal installments of 3,514 units on January 24, 2022, 2023, 2024 and 2025, respectively.  In calculating the fair value of the award, we multiplied the closing price of our common units on the NASDAQ on the date of grant by the number of restricted common units granted to each director.

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

The following table sets forth the beneficial ownership of our units as of March 1, 2022 held by beneficial owners of 5% or more of the units outstanding, by directors of our general partner, by each executive officer and by all directors and executive officers of our general partner as a group.

Name of Beneficial Owner [1]	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned [3]
MRMC ESOP Trust [4]	6,114,532	15.7%
Martin Resource Management Corporation [5]	6,114,532	15.7%
Martin Resource LLC [5]	4,203,823	10.8%
Martin Product Sales LLC [5]	1,021,265	2.6%
Cross Oil Refining & Marketing Inc. [5]	889,444	2.3%
Invesco Ltd. [2]	7,216,779	18.6%
Ruben S. Martin [6]	8,899,907	22.9%
Robert D. Bondurant	124,242	—%
Randall L. Tauscher	74,520	—%
Chris H. Booth [7]	48,220	—%
Sharon L. Taylor [8]	15,253	—%
Scot A. Shoup	25,784	—%
C. Scott Massey [9]	97,254	—%
Byron R. Kelley	79,354	—%
James M. Collingsworth [10]	77,529	—%
All directors and executive officers as a group (9 persons) [11]	9,442,063	24.3%

1 The address for Martin Resource Management Corporation and all of the individuals listed in this table, unless otherwise indicated, is c/o Martin Midstream Partners L.P., 4200 Stone Road, Kilgore, Texas, 75662.

2 Based solely upon the Schedule 13G/A filed on February 11, 2022 with the SEC by the beneficial owner as of December 31, 2021. Invesco Ltd. has sole voting power and sole dispositive power over 7,216,779 of common units. The address for Invesco Ltd. is 1555 Peachtree Street NE, Suite 1800, Atlanta, Georgia, 30309.

3 The percent of class shown is less than one percent unless otherwise noted.

4 By virtue of its ownership of 89.67% of the outstanding common stock of Martin Resource Management Corporation, the MRMC ESOP Trust (the "MRMC ESOP") is the controlling shareholder of Martin Resource Management Corporation, and may be deemed to beneficially own the 6,114,532 MMLP Common Units held by Martin Resource LLC, Cross Oil Refining & Marketing Inc., and Martin Product Sales LLC. Robert D. Bondurant, Randall L. Tauscher, and Melanie Mathews, Vice President - Human Resources (the "MRMC ESOP Co-Trustees") serve as co-trustees of the MRMC ESOP but all of its voting and investment decisions are directed by the board of directors of Martin Resource Management Corporation. The MRMC ESOP expressly disclaims beneficial ownership of the MMLP Common Units as voting and investment decisions are directed by the board of directors of Martin Resource Management Corporation.

5 Martin Resource Management Corporation is the owner of Martin Resource LLC, Martin Product Sales LLC, and Cross Oil Refining & Marketing Inc., and as such may be deemed to beneficially own the common units held by Martin Resource LLC, Cross Oil Refining & Marketing Inc, and Martin Product Sales LLC.  The 4,203,823 common units beneficially owned by Martin Resource Management Corporation through its ownership of Martin Resource LLC have been pledged as security to a third party to secure payment for a loan made by such third party.  The 1,021,265 common units beneficially owned by Martin Resource Management Corporation through its ownership of Martin Product Sales LLC have been pledged as security to a third party to secure payment for a loan made by such third party. The 889,444 common units beneficially owned by Martin Resource Management Corporation through its ownership of Cross Oil Refining & Marketing Inc. have been pledged as security to a third party to secure payment for a loan made by such third party.

6 Includes: (i) 94,842 common units held of record directly by Mr. Martin and (ii) 2,615,793 Common Units held of record by Senterfitt Holdings Inc., for which Mr. Martin is the sole shareholder and sole director and has sole voting and investment power. By virtue of serving as the Chairman of the Board and President of Martin Resource Management Corporation, Ruben S. Martin may exercise control over the voting and disposition of the securities owned by Martin Resource Management Corporation, and therefore, may be deemed the beneficial owner of the common units owned by Martin Resource Management Corporation, which include 6,114,532 common units beneficially owned through its ownership of Martin Resource LLC, Cross Oil Refining & Marketing Inc. and Martin Product Sales LLC.

7 Mr. Booth is the sole member and sole manager of Mibech Holdings LLC. Mr. Booth may be deemed to be the beneficial owner of 22,375 common units held by Mibech Holdings LLC.

8 Ms. Taylor may be deemed to be the beneficial owner of the 1,450 common units held by her husband.

9 Mr. Massey may be deemed to be the beneficial owner of 1,500 common units held by his wife.

10 Mr. Collingsworth may be deemed to be the beneficial owner of 775 common units held by his wife.

11 The total for all directors and executive officers as a group includes the common units directly owned by such directors and executive officers as well as the common units beneficially owned by Martin Resource Management Corporation as Ruben S. Martin may be deemed to be the beneficial owner thereof.

Martin Resource Management Corporation indirectly owns 100% of the membership interests in the holding company that is the sole member of our general partner and, together with our general partner, owns approximately 15.8% of our outstanding common limited partner units as of December 31, 2021.  The table below sets forth information as of December 31, 2021 concerning (i) each person owning beneficially in excess of 5% of the voting common stock of Martin Resource Management Corporation, and (ii) the beneficial common stock ownership of (a) each director of Martin Resource Management Corporation, (b) each executive officer of Martin Resource Management Corporation, and (c) all such executive officers and directors of Martin Resource Management Corporation as a group.  Except as indicated, each individual has sole voting and investment power over all shares listed opposite his or her name.

	Beneficial Ownership of Voting Common Stock
Name of Beneficial Owner [1]	Number of Shares	Percent of Outstanding Voting Stock
MRMC ESOP Trust [2]	138,884.49	89.67%
Martin ESOP Trust [3]	16,003.01	10.33%
Robert D. Bondurant [3]	16,003.01	10.33%
Randall Tauscher [3]	16,003.01	10.33%

1 The business address of each shareholder, director and executive officer of Martin Resource Management Corporation is c/o Martin Resource Management Corporation, 4200 Stone Road, Kilgore, Texas 75662.

2 The MRMC ESOP owns 138,884.49 shares of common stock of Martin Resource Management Corporation. The MRMC ESOP Co-Trustees serve as trustees of the MRMC ESOP but all of its voting and investment decisions related to the unallocated shares of common stock are directed by the board of directors of Martin Resource Management Corporation. Of the common stock held by the MRMC ESOP, 131,008.37 shares of common stock are allocated to participant accounts, and 23,879.13 shares of common stock are unallocated.

3 Robert D. Bondurant and Randall Tauscher (the "Martin ESOP Co-Trustees") are co-trustees of the Martin Employee Stock Ownership Trust which converted from a profit sharing plan known as the Martin Employees' Stock Profit Sharing Plan on January 1, 2014. The Martin ESOP Co-Trustees exercise shared control over the voting and disposition of the securities owned by this trust.  As a result, the Martin ESOP Co-Trustees may be deemed to be the beneficial owner of the securities held by such trust; thus, the number of shares of common stock reported herein as beneficially owned by the Martin ESOP Co-Trustees includes the 16,003 shares owned by such trust.  The Martin ESOP Co-Trustees disclaim beneficial ownership of these 16,003 shares.

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2021:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, Warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	2,623,062
Total	—	$—	2,623,062
Our general partner has adopted and maintains the Martin Midstream Partners L.P. 2021 Phantom Unit Plan and the Martin Midstream Partners L.P. 2017 Restricted Unit Plan. For a description of the material features of these plans, please see "Item 11. Executive Compensation – Employee Benefit Plans – Martin Midstream Partners L.P. Long-Term Incentive Plans".

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Martin Resource Management Corporation owns 6,114,532 of our common limited partnership units representing approximately 15.8% of our outstanding common limited partnership units as of March 1, 2022.  Martin Resource Management Corporation indirectly holds 100% of the membership interests in Martin Midstream GP LLC, our general partner, by virtue of its 100% ownership interest in MMGP Holdings, LLC, the sole member of our general partner. Our general partner owns a 2% general partner interest in us. Our general partner’s ability to manage and operate us and Martin Resource Management Corporation’s ownership of approximately 15.8% of our outstanding common limited partnership units effectively gives Martin Resource Management Corporation the ability to veto some of our actions and to control our management.

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
Payments to our general partner and its affiliates	Martin Resource Management Corporation is entitled to reimbursement for all direct expenses it or our general partner incurs on our behalf. The direct expenses include the salaries and benefit costs employees of Martin Resource Management Corporation who provide services to us. Our general partner has sole discretion in determining the amount of these expenses. In addition to the direct expenses, Martin Resource Management Corporation is entitled to reimbursement for a portion of indirect general and administrative and corporate overhead expenses. Under the omnibus agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. The board of directors of our general partner will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually. Please read "Agreements — Omnibus Agreement" below.
Withdrawal or removal of our general partner	If our general partner withdraws or is removed, its general partner interest will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.
Liquidation Stage
Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.

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

◦supplying employees and services for the operation of our business; and

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

    Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.   For the years ended December 31, 2021, 2020 and 2019, the board of directors of our general partner approved and we reimbursed Martin Resource Management Corporation of $14.4 million, $16.4 million and $16.7 million, respectively, reflecting our allocable share of such expenses. The board of directors of our general partner will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

Terminal Services Agreements

    Diesel Fuel Terminal Services Agreement.  Effective January 1, 2016, we entered into a second amended and restated terminalling services agreement under which we provide terminal services to Martin Resource Management Corporation for marine fuel distribution.  At such time, the per gallon throughput fee we charged under this agreement was increased when compared to the previous agreement and may be adjusted annually based on a price index.  This agreement was further amended on April 1, 2019 and January 1, 2020 to modify its minimum throughput requirements and throughput fees. The term of this agreement is currently evergreen and it will continue on a month to month basis until terminated by either party by giving 60 days’ written notice.

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

Marine Fuel.  We are a party to an agreement with Martin Resource Management Corporation dated November 1, 2002 as amended, under which Martin Resource Management Corporation provides us with marine fuel from its locations in the Gulf of Mexico at a fixed rate in excess of the Platt’s U.S. Gulf Coast Index for #2 Fuel Oil.  Under this agreement, we agreed to purchase all of its marine fuel requirements that occur in the areas serviced by Martin Resource Management Corporation.

Other Agreements

Cross Tolling Agreement. The Partnership is a party to an amended and restated tolling agreement with Cross Oil Refining and Marketing, Inc. ("Cross") dated October 20, 2021, under which the Partnership processes crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts for Cross.  The tolling agreement expires November 25, 2031.  Under this tolling agreement, Cross agreed to process a minimum of 6,500 barrels per day of crude oil at the facility at a fixed price per barrel.  Any additional barrels are processed at a modified price per barrel.  In addition, Cross agreed to pay a monthly reservation fee and a periodic fuel surcharge fee based on certain parameters specified in the tolling agreement.   Further, certain capital improvements, to the extent requested by Cross, are reimbursed through a capital recovery fee.  All of these fees (other than the fuel surcharge ) are subject to escalation annually based upon two-thirds of any increase in the Consumer Price Index for a specified annual period.  In no event shall the fees charged under the agreement ever decrease below the amounts which existed as of October 20, 2021.

    Other Miscellaneous Agreements. From time to time we enter into other miscellaneous agreements with Martin Resource Management Corporation for the provision of other services or the purchase of other goods.

Other Related Party Transactions

    Transfers of Assets Between Entities Under Common Control

    Acquisition of Martin Transport, Inc. On January 2, 2019, we acquired all of the issued and outstanding equity interests of MTI from Martin Resource Management Corporation for a purchase price of $135.0 million. MTI operates a fleet of trucks providing transportation of petroleum products, liquid petroleum gas, chemicals, sulfur and other products, as well as owns 24 terminals located throughout the U.S. Gulf Coast and Southeastern U.S.. The excess of the purchase price over the carrying value of the assets of $102.4 million was recorded as an adjustment to "Partners' capital." The stock purchase agreement also includes a $10.0 million earn-out based on certain performance thresholds. The performance threshold related to financial results for the years ended December 31, 2020 and 2019 was not achieved, which resulted in a reduction in the potential earn-out by $6.7 million. For the year ended December 31, 2021, the performance threshold related to financial results was exceeded, resulting in an earn-out payment of $1.3 million, which, pursuant to the terms of the stock purchase agreement, will be paid in the second quarter of 2022. The earn-out payment was recorded as additional excess purchase price over the historical carrying value of the assets, resulting in an adjustment to "Partners' capital (deficit)" of $1.3 million.

East Texas Mack Leases. MTI leases equipment, including tractors and trailers, from East Texas Mack Sales. Certain of our directors and officers are owners of East Texas Mack, including entities affiliated with Ruben Martin, who owns approximately 46% of the issued and outstanding stock of East Texas Mack. Amounts paid to East Texas Mack for tractor and trailer lease payments and lease residuals for the fiscal years ended December 31, 2021, 2020 and 2019 were approximately $1.1, $0.7 and $0.9, respectively.

Miscellaneous

Certain of directors, officers and employees of our general partner and Martin Resource Management Corporation maintain margin accounts with broker-dealers with respect to our common units held by such persons.  Margin account transactions for such directors, officers and employees were conducted by such broker-dealers in the ordinary course of business.

For information regarding amounts of related party transactions that are included in the Partnership's Consolidated Statements of Operations, please see Note 13, "Related Party Transactions", in Part II, Item 8.

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

    KPMG, LLP served as our independent auditors for the fiscal years ended December 31, 2021 and 2020.  The following fees were paid to KPMG, LLP for services rendered during our last two fiscal years:

	2021		2020
Audit fees	$1,060,000	(1)	$1,095,000	(1)
Audit related fees	—		—
Audit and audit related fees	1,060,000		1,095,000
Tax fees	107,000	(2)	169,912	(2)
All other fees	7,000		—
Total fees	$1,174,000		$1,264,912

(1)    2021 audit fees include fees for the annual financial statement audit, audit of internal controls over financial reporting, and interim reviews included in our quarterly reports on Form 10-Q. 2020 audit fees include fees for the annual financial statement audit and interim reviews of the financial statements included in our quarterly reports on Form 10-Q. In both periods these amounts also include fees related to services in connection with transactions, regulatory filings, and consents.

(2)    Tax fees are for services related to the review of our partnership K-1's returns, and research and consultations on other tax related matters.

    Under policies and procedures established by the Board of Directors and the Audit Committee, the Audit Committee is required to pre-approve all audit and non-audit services performed by our independent auditor to ensure that the provisions of such services do not impair the auditor’s independence.  All of the services described above that were provided by KPMG, LLP in years ended December 31, 2021 and December 31, 2020 were approved in advance by the Audit Committee.

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

3.2
Third Amended and Restated Agreement of Limited Partnership of the Partnership, dated November 23, 2021 (filed as Exhibit 3.1 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed November 29, 2021, and incorporated herein by reference).

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

3.6
Second Amended and Restated Limited Liability Company Agreement of the General Partner, dated November 23, 2021 (filed as Exhibit 3.1 to the Partnership's Current Report on Form 8-K (Reg. No. 000-50056), filed November 29, 2021, and incorporated herein by reference).

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

3.10
Certificate of Merger of Cardinal Gas Storage Partners LLC with and into Redbird Gas Storage LLC, dated October 27, 2014 (filed as Exhibit 3.27 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed October 29, 2014, and incorporated herein by reference).

3.11
Third Amended and Restated Limited Liability Company Agreement of Redbird Gas Storage LLC (F/K/A Cardinal Gas Storage Partners LLC) dated October 27, 2014 (filed as Exhibit 3.26 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed October 29, 2014, and incorporated herein by reference).

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

4.3*	Description of Securities
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

10.13
Twelfth Amendment to Third Amended and Restated Credit Agreement, dated as of July 16, 2021, by and among Martin Operating Partnership L.P., a Delaware limited partnership, as borrower, Martin Midstream Partners L.P., a Delaware limited partnership, the other Loan Parties party thereto, the Lenders party thereto, and Royal Bank of Canada, as administrative agent and collateral agent for the Lenders and as an L/C Issuer and a Lender (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed July 22, 2021, and incorporated herein by reference).

10.14
Backstop Agreement, dated as of July 9, 2020, among Martin Midstream Partners L.P., Martin Midstream Finance Corp., the other Credit Parties party thereto, and the backstop parties party thereto (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed July 9, 2020, and incorporated herein by reference).

10.15
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

10.17
Amendment No. 2 to Omnibus Agreement, dated October 1, 2012, by Martin Resource Management Corporation, the General Partner, the Partnership and the Operating Partnership (filed as Exhibit 10.4 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed October 9, 2012, and incorporated herein by reference).

10.18
Motor Carrier Agreement, dated January 1, 2006, as amended, by and between the Operating Partnership and Martin Transport, Inc. (filed as Exhibit 10.9 to the Partnership’s Annual Report on Form 10-K (SEC File No. 000-50056), filed March 2, 2011, and incorporated herein by reference).

10.19
2014 Amended and Restated Tolling Agreement, dated October 28, 2014, by and between the Operating Partnership and Cross Oil Refining & Marketing, Inc. (filed as Exhibit 10.5 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed October 29, 2014, and incorporated herein by reference).

10.20*	2021 Amended and Restated Tolling Agreement, dated October 20, 2021, by and between the Operating Partnership and Cross Oil Refining & Marketing, Inc.
10.21
Marine Transportation Agreement, dated January 1, 2006, as amended, by and between the Operating Partnership and Midstream Fuel Service, L.L.C. (filed as Exhibit 10.10 to the Partnership’s Annual Report on Form 10-K (SEC File No. 000-50056), filed March 2, 2011, and incorporated herein by reference).

10.22
Marine Fuel Agreement, dated November 1, 2002, by and between Midstream Fuel Service LLC and the Operating Partnership (filed as Exhibit 10.9 to the Partnership’s Current Report on Form 8-K (SEC No. 000-50056), filed November 19, 2002, and incorporated herein by reference).

10.23†
Martin Midstream Partners L.P. Amended and Restated Long-Term Incentive Plan (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC No. 000-50056), filed January 26, 2006, and incorporated herein by reference).

10.24†	Form of Restricted Common Unit Grant Notice (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K (SEC No. 000-50056), filed January 26, 2006, and incorporated herein by reference).
10.25
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

10.29
Lubricants and Drilling Fluids Terminal Services Agreement by and between the Operating Partnership and MFS LLC, dated December 23, 2003, as amended, (filed as Exhibit 10.4 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K/A (SEC No. 000-50056), filed January 23, 2004, and incorporated herein by reference).

10.30†
Amended and Restated Martin Resource Management Corporation Purchase Plan for Units of the Partnership, effective April 1, 2015 (filed as Exhibit 10.1 to the Partnership's registration statement on Form S-8 (SEC File No. 333-203857), filed May 5, 2015, and incorporated herein by reference).

10.31
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

10.33
Terminalling Services Agreement (Lubricants), dated January 1, 2015, as amended, by and between the Operating Partnership and Martin Energy Services LLC (filed as Exhibit 10.26 to the Partnership's Annual Report on Form 10-K (SEC File No. 000-50056), filed March 2, 2015, and incorporated herein by reference).

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

10.42
Master Transportation Services Agreement by and among Martin Resource Management Corporation, Cross Oil Refining & Marketing, Inc., Martin Energy Services LLC, and Martin Product Sales LLC (filed as Exhibit 10.1 on the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed April 26, 2019 and incorporated herein by reference.

10.43
Membership Interest Purchase Agreement by and among Hartree Cardinal Gas, LLC, Cardinal Gas Storage Partners LLC, Hartree Bulk Storage, LLC, and the Partnership (filed as Exhibit 10.1 on the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed June 13, 2019 and incorporated herein by reference.

10.44
Retention Bonus Agreement, dated as of August 28, 2020, among Martin Operating Partnership and certain Named Executive Officers, the material provisions of which were disclosed in item 5.02 on Form 8-K (SEC File No. 000-50056), filed September 3, 2020.

10.45
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

10.46
Asset Purchase and Sale Agreement, dated as of December 22, 2020, by and between Martin Operating Partnership L.P. and John W. Stone Oil Distributor, LLC (filed as Exhibit 10.1 on the Partnership’s Current Report Form 8-K (SEC File No. 000-50056), filed December 29, 2020 and incorporated herein by reference).

10.47
Vessel Purchase and Sale Agreement, dated December 22, 2020, by and between Martin Operating Partnership L.P. and John W. Stone Oil Distributor, LLC (filed as Exhibit 10.2 on the Partnership’s Current Report Form 8-K (SEC File No. 000-50056), filed December 29, 2020 and incorporated herein by reference).

10.48
Employment Agreement, dated October 20, 2020, between Martin Resource Management Corporation and Robert D. Bondurant (filed as Exhibit 10.1 on the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed October 22, 2020 and incorporated herein by reference).

10.49†
Martin Midstream Partners L.P. 2021 Phantom Unit Plan, effective as of July 21, 2021 (filed as Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed July 26, 2021, and incorporated herein by reference).

10.50†
Form of Phantom Unit Award Agreement for the Martin Midstream Partners L.P. 2021 Phantom Unit Plan (filed as Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed July 26, 2021, and incorporated herein by reference).

10.51†
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

101	Inline Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Extensible Business Reporting Language: (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) the Consolidated Statements of Cash Flows; (5) the Consolidated Statements of Capital; and (6) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (contained in Exhibit 101).
*	Filed or furnished herewith.
†	As required by Item 15(a)(3) of Form 10-K, this exhibit is identified as a compensatory plan or arrangement.
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

Martin Midstream Partners L.P
(Registrant)

	By:	Martin Midstream GP LLC
It's General Partner

March 1, 2022	By:	/s/ Robert D. Bondurant
Robert D. Bondurant
President and Chief Executive Officer

Martin Midstream Partners L.P
(Registrant)

	By:	Martin Midstream GP LLC
It's General Partner

March 1, 2022	By:	/s/ Sharon L. Taylor
Sharon L. Taylor
Vice President and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2022.

Signature	Title

/s/ Robert D. Bondurant	President, Director, and Chief Executive Officer of Martin Midstream GP LLC (Principal Executive Officer)
Robert D. Bondurant

/s/Ruben S. Martin	Chairman of the Board of Directors of Martin Midstream GP LLC
Ruben S. Martin

/s/James M. Collingsworth	Director of Martin Midstream GP LLC
James M. Collingsworth

/s/Byron R. Kelley	Director of Martin Midstream GP LLC
Byron R. Kelley

/s/C. Scott Massey	Director of Martin Midstream GP LLC
C. Scott Massey