Form 10-Q
period 2022-03-31
MARTIN MIDSTREAM PARTNERS L.P.
filed 2022-04-26
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2022
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
 The number of the registrant’s Common Units outstanding at April 26, 2022, was 38,850,750.

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

Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the "SEC") on March 1, 2022, and as may be updated and supplemented from time to time in our future Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Cash	$312	$52
Accounts and other receivables, less allowance for doubtful accounts of $272 and $311, respectively	84,063	84,199
Inventories	54,278	62,120
Due from affiliates	20,925	14,409
Fair value of derivatives	175	—
Other current assets	10,403	12,908
Total current assets	170,156	173,688

Property, plant and equipment, at cost	903,095	898,770
Accumulated depreciation	(562,485)	(553,300)
Property, plant and equipment, net	340,610	345,470

Goodwill	16,823	16,823
Right-of-use assets	25,238	21,861
Deferred income taxes, net	18,900	19,821
Other assets, net	2,381	2,198
Total assets	$574,108	$579,861

Liabilities and Partners’ Capital (Deficit)
Current installments of long-term debt and finance lease obligations	$226	$280
Trade and other accounts payable	77,276	70,342
Product exchange payables	685	1,406
Due to affiliates	3,400	1,824
Income taxes payable	925	385
Other accrued liabilities	18,719	29,850
Total current liabilities	101,231	104,087

Long-term debt, net	483,151	498,871
Finance lease obligations	3	9
Operating lease liabilities	18,841	15,704
Other long-term obligations	8,861	9,227
Total liabilities	612,087	627,898

Commitments and contingencies
Partners’ capital (deficit)	(37,539)	(48,853)
Accumulated other comprehensive income (loss)	(440)	816
Total partners’ capital (deficit)	(37,979)	(48,037)
Total liabilities and partners' capital (deficit)	$574,108	$579,861

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Terminalling and storage *	$19,413	$18,378
Transportation *	46,710	29,815
Sulfur services	3,084	2,950
Product sales: *
Natural gas liquids	120,563	98,085
Sulfur services	56,039	31,885
Terminalling and storage	33,392	19,861
	209,994	149,831
Total revenues	279,201	200,974

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas liquids *	107,098	79,135
Sulfur services *	37,785	21,214
Terminalling and storage *	26,699	14,502
	171,582	114,851
Expenses:
Operating expenses *	56,495	44,634
Selling, general and administrative *	11,203	10,609
Depreciation and amortization	14,486	14,434
Total costs and expenses	253,766	184,528

Other operating income (loss), net	14	(760)
Operating income	25,449	15,686

Other income (expense):
Interest expense, net	(12,429)	(12,953)
Other, net	(1)	—
Total other expense	(12,430)	(12,953)

Net income before taxes	13,019	2,733
Income tax expense	(1,541)	(222)
Net income	11,478	2,511
Less general partner's interest in net income	(229)	(50)
Less income allocable to unvested restricted units	(30)	(10)
Limited partners' interest in net income	$11,219	$2,451

Net income per unit attributable to limited partners - basic	$0.29	$0.06
Net income per unit attributable to limited partners - diluted	$0.29	$0.06
Weighted average limited partner units - basic	38,722,246	38,692,609
Weighted average limited partner units - diluted	38,738,843	38,705,641
See accompanying notes to consolidated and condensed financial statements.

*Related Party Transactions Shown Below

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended
	March 31,
	2022	2021
Revenues:*
Terminalling and storage	$16,204	$15,306
Transportation	6,288	4,010
Product Sales	321	114
Costs and expenses:*
Cost of products sold: (excluding depreciation and amortization)
Sulfur services	2,676	2,535
Terminalling and storage	9,651	4,568
Expenses:
Operating expenses	21,380	18,368
Selling, general and administrative	8,808	8,680

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended
	March 31,
	2022	2021

Net income	$11,478	$2,511
Changes in fair values of commodity cash flow hedges	(440)	—
Comprehensive income	$11,038	$2,511

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL (DEFICIT)
(Unaudited)
(Dollars in thousands)

	Partners’ Capital (Deficit)
	Common Limited		General Partner Amount	Accumulated Other Comprehensive Income (Loss)
	Units	Amount			Total
Balances - January 1, 2021	38,851,174	$(48,776)	$1,905	$—	$(46,871)
Net income	—	2,461	50	—	2,511
Issuance of restricted units	42,168	—	—	—	—
Forfeiture of restricted units	(83,436)	—	—	—	—
Cash distributions	—	(193)	(4)	—	(197)
Unit-based compensation	—	240	—	—	240
Purchase of treasury units	(7,156)	(17)	—	—	(17)
Balances - March 31, 2021	38,802,750	$(46,285)	$1,951	$—	$(44,334)

Balances - January 1, 2022	38,802,750	$(50,741)	$1,888	$816	$(48,037)
Net income	—	11,249	229	—	11,478
Issuance of restricted units	34,200	—	—	—	—
Cash distributions	—	(194)	(4)	—	(198)
Unit-based compensation	—	34	—	—	34
Gain reclassified from AOCI into income on commodity cash flow hedges	—	—	—	(816)	(816)
Loss recognized in AOCI on commodity cash flow hedges	—	—	—	(440)	(440)
Balances - March 31, 2022	38,836,950	$(39,652)	$2,113	$(440)	$(37,979)

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income	$11,478	$2,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,486	14,434
Amortization of deferred debt issuance costs	783	755
Deferred income tax expense	921	75
(Gain) loss on sale of property, plant and equipment, net	(14)	760
Derivative (income) loss	(816)	1,436
Net cash paid for commodity derivatives	(615)	(1,655)
Non cash unit-based compensation	34	240
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	136	(12,484)
Inventories	7,842	15,070
Due from affiliates	(6,516)	(7,406)
Other current assets	2,434	633
Trade and other accounts payable	8,650	1,984
Product exchange payables	(721)	(136)
Due to affiliates	1,576	779
Income taxes payable	540	140
Other accrued liabilities	(11,002)	(13,370)
Change in other non-current assets and liabilities	(821)	88
Net cash provided by operating activities	28,375	3,854

Cash flows from investing activities:
Payments for property, plant and equipment	(10,216)	(2,514)
Payments for plant turnaround costs	(1,435)	(1,674)
Proceeds from sale of property, plant and equipment	297	3
Net cash used in investing activities	(11,354)	(4,185)

Cash flows from financing activities:
Payments of long-term debt	(120,000)	(87,790)
Payments under finance lease obligations	(59)	(2,431)
Proceeds from long-term debt	103,500	87,000
Purchase of treasury units	—	(17)
Payment of debt issuance costs	(4)	(80)
Cash distributions paid	(198)	(197)
Net cash used in financing activities	(16,761)	(3,515)

Net increase (decrease) in cash	260	(3,846)
Cash at beginning of period	52	4,958
Cash at end of period	$312	$1,112
Non-cash additions to property, plant and equipment	$1,514	$2,855

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2022
(Unaudited)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Martin Midstream Partners L.P. (the "Partnership") is a publicly traded limited partnership with a diverse set of operations focused primarily in the Gulf Coast region of the United States ("U.S."). Its four primary business lines include: terminalling, processing, storage and packaging services for petroleum products and by-products including the refining of naphthenic crude oil; land and marine transportation services for petroleum products and by-products, chemicals, and specialty products; sulfur and sulfur-based products processing, manufacturing, marketing and distribution; and NGL marketing, distribution, and transportation services.

The Partnership’s unaudited consolidated and condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and U.S. Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial reporting. Accordingly, these financial statements have been condensed and do not include all of the information and footnotes required by U.S. GAAP for annual audited financial statements of the type contained in the Partnership’s annual reports on Form 10-K. In the opinion of the management of the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s financial position, results of operations, and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for such interim periods are not necessarily indicative of the results of operations for the full year. These financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2022
(Unaudited)

NOTE 3. REVENUE

    The following table disaggregates our revenue by major source:

	Three Months Ended March 31,
	2022	2021
Terminalling and storage segment
Lubricant product sales	$33,392	$19,861
Throughput and storage	19,413	18,378
	$52,805	$38,239
Natural gas liquids segment
Natural gas liquids product sales	$120,563	$98,085
	$120,563	$98,085
Sulfur services segment
Sulfur product sales	$10,069	$7,068
Fertilizer product sales	45,970	24,817
Sulfur services	3,084	2,950
	$59,123	$34,835
Transportation segment
Land transportation	$35,505	$22,956
Inland transportation	9,419	6,724
Offshore transportation	1,786	135
	$46,710	$29,815

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
March 31, 2022
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

	2022	2023	2024	2025	2026	Thereafter	Total
Terminalling and storage
Throughput and storage	$32,192	$42,247	$43,571	$44,878	$46,164	$252,476	$461,528
Natural Gas Services
Natural Gas Liquids	4,440	5,391	5,405	5,391	3,131	—	23,758
Sulfur services
Sulfur product sales	13,278	16,953	14,493	2,156	1,181	295	48,356
Total	$49,910	$64,591	$63,469	$52,425	$50,476	$252,771	$533,642

NOTE 4. INVENTORIES

Components of inventories at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Natural gas liquids	$11,588	$20,034
Sulfur	892	612
Fertilizer	14,634	13,005
Lubricants	22,506	23,876
Other	4,658	4,593
	$54,278	$62,120

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2022
(Unaudited)

NOTE 5. DEBT

At March 31, 2022 and December 31, 2021, long-term debt consisted of the following:

	March 31, 2022	December 31, 2021
$275,000 Credit facility at variable interest rate (4.50%[1] weighted average at March 31, 2022), due August 2023 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries, net of unamortized debt issuance costs of $2,224 and $2,613, respectively [2]	$140,776	$156,887
$53,750 Senior notes due February 2024, 10.0% interest, net of unamortized debt issuance costs of $2,146 and $2,433, respectively, secured [2,3]	51,604	51,317
$291,970 Senior notes due February 2025, 11.5% interest, net of unamortized debt issuance costs of $1,199 and $1,303, respectively, secured [2,3,4]	290,771	290,667
Total	483,151	498,871
Less: current portion	—	—
Total long-term debt, net of current portion	$483,151	$498,871

Current installments of finance lease obligations	$226	$280
Finance lease obligations	3	9
Total finance lease obligations	$229	$289

    1 Interest rate fluctuates based on LIBOR (set on the date of each advance) or the base prime rate plus an applicable margin. The margin is set every three months. All amounts outstanding at December 31, 2021 and March 31, 2022 were at LIBOR plus an applicable margin with LIBOR having a floor of 1.00% per annum. The applicable margin for revolving loans that are LIBOR loans currently ranges from 2.75% to 4.00%, and the applicable margin for revolving loans that are base prime rate loans currently ranges from 1.75% to 3.00%.  The applicable margin for LIBOR borrowings at March 31, 2022 is 3.50%. The applicable margin for LIBOR borrowings effective April 20, 2022 is 3.25%. The credit facility contains various covenants that limit the Partnership’s ability to make distributions; make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management Corporation (the "Omnibus Agreement"). The credit facility was amended on July 16, 2021 to, among other things, reduce the commitments thereunder from $300,000 to $275,000.

    2 The Partnership was in compliance with all debt covenants as of March 31, 2022 and December 31, 2021, respectively.

    3 The indentures for each of the outstanding series of senior notes restrict the Partnership’s ability to sell assets; pay distributions or repurchase units or redeem or repurchase subordinated debt; make investments; incur or guarantee additional indebtedness or issue preferred units; and consolidate, merge or transfer all or substantially all of its assets.

4 On April 14, 2022, the Partnership completed the payment of an aggregate principal amount of approximately $589, or approximately 0.20%, of its 11.50% Senior Secured Second Lien Notes due 2025 (the “2025 Notes”), pursuant to its cash tender offer (the “Excess Cash Flow Offer”) to purchase up to $9,305 aggregate principal amount of the 2025 Notes. See “Note 17 – Subsequent Events” for more information on the Excess Cash Flow Offer.

    The Partnership paid cash interest in the amount of $21,851 and $23,347 for the three months ended March 31, 2022 and 2021, respectively.  There was no capitalized interest for the three months ended March 31, 2022 and 2021, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2022
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

Our leases have remaining lease terms of 1 year to 14 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year. The Partnership includes extension periods and excludes termination periods from its lease term if, at commencement, it is reasonably likely that the Partnership will exercise the option.

    The components of lease expense for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$2,271	$2,302
Finance lease cost:
Amortization of right-of-use assets	$25	90
Interest on lease liabilities	$4	10
Short-term lease cost	$2,618	3,108
Variable lease cost	$44	$33
Total lease cost	$4,962	$5,543

Supplemental balance sheet information related to leases at March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$25,238	$21,861

Current portion of operating lease liabilities included in "Other accrued liabilities"	$6,764	$6,600
Operating lease liabilities	$18,841	15,704
Total operating lease liabilities	$25,605	$22,304

Finance Leases
Property, plant and equipment, at cost	$1,071	$1,071
Accumulated depreciation	$(389)	(364)
Property, plant and equipment, net	$682	$707

Current installments of finance lease obligations	$226	$280
Finance lease obligations	$3	9
Total finance lease obligations	$229	$289

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2022
(Unaudited)

    The Partnership’s future minimum lease obligations as of March 31, 2022 consist of the following:

	Operating Leases	Finance Leases
Year 1	$7,917	$231
Year 2	5,272	3
Year 3	4,021	—
Year 4	3,220	—
Year 5	2,349	—
Thereafter	7,607	—
Total	$30,386	$234
Less amounts representing interest costs	(4,781)	(5)
Total lease liability	$25,605	$229

    The Partnership has non-cancelable revenue arrangements that are under the scope of ASC 842 whereby we have committed certain terminalling and storage assets in exchange for a minimum fee. Future minimum revenues the Partnership expects to receive under these non-cancelable arrangements as of March 31, 2022 are as follows: 2022 - $14,018; 2023 - $14,848; 2024 - $14,441; 2025 - $13,874; 2026 - $8,173; subsequent years - $30,670.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2022
(Unaudited)

NOTE 7. SUPPLEMENTAL BALANCE SHEET INFORMATION

    Components of "Other accrued liabilities" were as follows:

	March 31, 2022	December 31, 2021
Accrued interest	$4,930	$15,135
Asset retirement obligations	—	261
Property and other taxes payable	2,347	4,631
Accrued payroll	4,582	2,973
Operating lease liabilities	6,764	6,600
Other	96	250
	$18,719	$29,850

The schedule below summarizes the changes in our asset retirement obligations:

March 31, 2022

Beginning asset retirement obligations	$9,072
Additions to asset retirement obligations	—
Accretion expense	95
Liabilities settled	(1,634)
Ending asset retirement obligations	7,533
Current portion of asset retirement obligations[1]	—
Long-term portion of asset retirement obligations[2]	$7,533

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
March 31, 2022
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

(a)    Commodity Derivative Instruments

    The Partnership from time to time has used derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  The Partnership has established a hedging policy and monitors and manages the commodity market risk associated with potential commodity risk exposure.  In addition, the Partnership has focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. The Partnership has entered into hedging transactions as of March 31, 2022, to protect a portion of its commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. At March 31, 2022, the Partnership had instruments totaling a gross notional quantity of 80,000 barrels settling during the period from April 30, 2022 through May 31, 2022. At December 31, 2021, the Partnership had instruments totaling a gross notional quantity of 0 barrels. These instruments settle against the applicable pricing source for each grade and location.

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

(b)    Tabular Presentation of Gains and Losses on Derivative Instruments

    The following table summarizes the fair value and classification of the Partnership’s derivative instruments in its Consolidated and Condensed Balance Sheets:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2022
(Unaudited)

	Derivative Assets			Derivative Liabilities
		Fair Values			Fair Values
	Balance Sheet Location	March 31, 2022	December 31, 2021	Balance Sheet Location	March 31, 2022	December 31, 2021
Derivatives designated as hedging instruments:	Current:
Commodity contracts	Fair value of derivatives	$175	$—	Fair value of derivatives	$—	$—

The following table summarizes the loss recognized in AOCI at March 31, 2022 and December 31, 2021, respectively, and the gain (loss) reclassified from accumulated other comprehensive loss into earnings during the three months ended March 31, 2022 and 2021, respectively, for derivative financial instruments designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in AOCI		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	2022	2021		2022	2021
Commodity contracts	$(440)	$816	Cost of products sold	$816	$—
Total	$(440)	$816		$816	$—

The following tables summarize the loss recognized in earnings for derivative instruments not designated as hedging instruments during the three months ended March 31, 2022 and 2021, respectively:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2022	2021
Derivatives not designated as hedging instruments:
Commodity contracts	Cost of products sold	$—	$(1,436)
Total effect of derivatives not designated as hedging instruments		$—	$(1,436)

NOTE 9. PARTNERS' CAPITAL (DEFICIT)

As of March 31, 2022, Partners’ capital consisted of 38,836,950 common limited partner units, representing a 98% partnership interest, and a 2% general partner interest. Martin Resource Management Corporation, through subsidiaries, owned 6,114,532 of the Partnership's common limited partner units representing approximately 15.7% of the Partnership's outstanding common limited partner units. Martin Midstream GP LLC ("MMGP"), the Partnership's general partner, owns the 2% general partnership interest.

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
March 31, 2022
(Unaudited)

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

The general partner was allocated no incentive distributions during the three months ended March 31, 2022 and 2021.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2022
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Net income	$11,478	$2,511
Less general partner’s interest in net income:
Distributions payable on behalf of general partner interest	4	4
General partner interest in undistributed earnings	225	46
Less income allocable to unvested restricted units	30	10
Limited partners’ interest in net income	$11,219	$2,451

    The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the periods presented:

	Three Months Ended March 31,
	2022	2021
Basic weighted average limited partner units outstanding	38,722,246	38,692,609
Dilutive effect of restricted units issued	16,597	13,032
Total weighted average limited partner diluted units outstanding	38,738,843	38,705,641

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

	Three Months Ended March 31,
	2022	2021
Restricted unit Awards
Employees	$—	$194
Non-employee directors	34	46
Phantom unit Awards
Employees	904	—
Non-employee directors	—	—
Total unit-based compensation expense	$938	$240

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2022
(Unaudited)

Long-Term Incentive Plans

      The Partnership's general partner has long-term incentive plans for employees and directors of the general partner and its affiliates who perform services for the Partnership.

Phantom Unit Plan

On July 21, 2021, the board of directors of the general partner of the Partnership and the compensation committee of the general partner's board of directors (the "Compensation Committee") approved the Martin Midstream Partners L.P. 2021 Phantom Unit Plan (the “Plan”), effective as of the same date. The Plan permits the awards of phantom units and phantom unit appreciation rights (collectively, "phantom unit awards") to any employee or non-employee director of the Partnership, including its executive officers. The awards may be time-based or performance-based and will be paid, if at all, in cash.

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

Phantom unit awards are recorded in operating expense and selling, general and administrative expense based on the fair value of the vested portion of the awards on the balance sheet date. The fair value of these awards is updated at each balance sheet date and changes in the fair value of the vested portions of the awards are recorded as increases or decreases to compensation expense within operating expense and selling, general and administrative expense in the Consolidated and Condensed Statements of Operations. All of the Partnership's outstanding phantom unit awards at March 31, 2022 met the criteria to be treated under liability classification in accordance with ASC 718, given that these awards will settle in cash on the vesting date.

Compensation expense for the phantom awards is based on the fair value of the units as of the balance sheet date as further discussed below, and such costs are recognized ratably over the service period of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future periods for these awards will vary. The estimated future cash payments of these awards are presented as liabilities within "Other current liabilities" and "Other long-term obligations" in the Consolidated and Condensed Balance Sheets. As of March 31, 2022, there was a total of $3,251 of unrecognized compensation costs related to non-vested phantom unit awards. These costs are expected to be recognized over a remaining life of 2.31 years.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2022
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

On April 20, 2022, the board of directors of the general partner of the Partnership and the Compensation Committee approved the First Amendment to the Plan, effective as of the same date, which amendment increased the total number of phantom units available for grant under the Plan from 2,000,000 units to 5,000,000 units.
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

The restricted units issued to directors generally vest in equal annual installments over a four-year period. Restricted units issued to employees generally vest in equal annual installments over three years of service. All of the Partnership's outstanding restricted unit awards at March 31, 2022 met the criteria to be treated under equity classification.

In February 2022, the Partnership issued 11,400 TBRUs to each of the Partnership's three independent directors under the 2017 LTIP.  These restricted common units vest in equal installments of 3,800 units on January 24, 2023, 2024, 2025, and 2026.

In April 2022, the Partnership issued 13,800 TBRUs to each of the Partnership's three independent directors under the 2017 LTIP.  These restricted common units vest in equal installments of 4,600 units on January 24, 2023, 2024, 2025, and 2026.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2022
(Unaudited)

    The restricted units are valued at their fair value at the date of grant, which is equal to the market value of common units on such date. A summary of the restricted unit activity for the three months ended March 31, 2022 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	114,876	$3.65
Granted (TBRU)	34,200	$3.11
Vested	(38,514)	$4.76
Forfeited	—	$—
Non-Vested, end of period	110,562	$3.10

Aggregate intrinsic value, end of period	$464
    A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three months ended March 31, 2022 and 2021 is provided below:

	Three Months Ended March 31,
	2022	2021
Aggregate intrinsic value of units vested	$188	$257
Fair value of units vested	92	1,418

    As of March 31, 2022, there was $318 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.81 years.

NOTE 11. RELATED PARTY TRANSACTIONS

As of March 31, 2022, Martin Resource Management Corporation owns 6,114,532 of the Partnership’s common units representing approximately 15.7% of the Partnership’s outstanding limited partner units.  Martin Resource Management Corporation controls the Partnership's general partner by virtue of its 100% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management Corporation’s ownership as of March 31, 2022 of approximately 15.7% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management Corporation the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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
March 31, 2022
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
March 31, 2022
(Unaudited)

monetary limitation on the amount the Partnership is required to reimburse Martin Resource Management Corporation for direct expenses.  In addition to the direct expenses, under the Omnibus Agreement, the Partnership is required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.

    Effective January 1, 2022, through December 31, 2022, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $13,491. The Partnership reimbursed Martin Resource Management Corporation for $3,373 and $3,542 of indirect expenses for the three months ended March 31, 2022 and 2021, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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
March 31, 2022
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

East Texas Mack Leases. MTI leases equipment, including tractors and trailers, from East Texas Mack Sales ("East Texas Mack"). Certain of our directors or officers are owners of East Texas Mack, including entities affiliated with Ruben Martin, who owns approximately 46% of the issued and outstanding stock of East Texas Mack. Amounts paid to East Texas Mack for tractor and trailer lease payments and lease residuals for the three months ended March 31, 2022 and 2021 were $310 and $236, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2022
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

    The impact of related party revenues from sales of products and services is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2022	2021
Revenues:
Terminalling and storage	$16,204	$15,306
Transportation	6,288	4,010
Product sales:
Sulfur services	29	30
Terminalling and storage	289	84
	321	114
	$22,813	$19,430

    The impact of related party cost of products sold is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2022	2021
Cost of products sold:
Sulfur services	$2,676	$2,535
Terminalling and storage	9,651	4,568
	$12,327	$7,103

    The impact of related party operating expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Transportation	$15,263	$13,059
Natural gas liquids	510	464
Sulfur services	1,245	743
Terminalling and storage	4,362	4,102
	$21,380	$18,368

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2022
(Unaudited)

    The impact of related party selling, general and administrative expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2022	2021
Selling, general and administrative:
Transportation	$1,965	$1,670
Natural gas liquids	1,339	1,808
Sulfur services	996	771
Terminalling and storage	1,058	820
Indirect, including overhead allocation	3,450	3,611
	$8,808	$8,680

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

    The accounting policies of the operating segments are the same as those described in Note 2 in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022. The Partnership evaluates the performance of its reportable segments based on operating income. There is no allocation of interest expense.

Three Months Ended March 31, 2022	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$54,383	$(1,578)	$52,805	$7,606	$2,867	$3,945
Transportation	51,897	(5,187)	46,710	3,573	1,788	3,581
Sulfur services	59,123	—	59,123	2,709	14,837	1,962
Natural gas liquids	120,566	(3)	120,563	598	10,079	447
Indirect selling, general and administrative	—	—	—	—	(4,122)	—
Total	$285,969	$(6,768)	$279,201	$14,486	$25,449	$9,935

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2022
(Unaudited)

Three Months Ended March 31, 2021	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$39,834	$(1,595)	$38,239	$7,105	$2,308	$2,665
Transportation	33,969	(4,154)	29,815	3,998	(5,503)	525
Sulfur services	34,835	—	34,835	2,720	8,353	3,064
Natural gas liquids	98,085	—	98,085	611	14,447	321
Indirect selling, general and administrative	—	—	—	—	(3,919)	—
Total	$206,723	$(5,749)	$200,974	$14,434	$15,686	$6,575

    The Partnership's assets by reportable segment as of March 31, 2022 and December 31, 2021, are as follows:

	March 31, 2022	December 31, 2021
Total assets:
Terminalling and storage	$251,461	$248,194
Transportation	150,265	145,177
Sulfur services	118,428	108,007
Natural gas liquids	53,954	78,483
Total assets	$574,108	$579,861

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
March 31, 2022
(Unaudited)

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
Level 3: Unobservable inputs that reflect the entity's own assumptions and are not corroborated by market data.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 2
	March 31, 2022	December 31, 2021
Commodity derivative contracts, net	$175	$—
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

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
2024 Notes	$51,604	$54,795	$51,317	$55,220
2025 Notes	$290,771	$302,774	$290,667	$307,146
Total	$342,375	$357,569	$341,984	$362,366

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2022
(Unaudited)

NOTE 16. INCOME TAXES

	Three Months Ended March 31,
	2022	2021
Provision for income taxes	$1,541	$222

The operations of a partnership are generally not subject to income taxes, except for Texas margin tax, because its income is taxed directly to its partners. Current state income taxes attributable to the Texas margin tax relating to the operation of the Partnership of $176 and $120 were recorded in income tax expense for the three months ended March 31, 2022 and 2021, respectively. Deferred taxes applicable to the Texas margin tax relating to the operation of the Partnership are immaterial. MTI, a wholly owned subsidiary of the Partnership, is subject to income taxes due to its corporate structure (the "Taxable Subsidiary"). Total income tax expense of $1,365 and $102, related to the operation of the Taxable Subsidiary, for the three months ended March 31, 2022 and 2021, resulted in an effective income tax rate ("ETR") of 22.03% and 29.32%, respectively.

The decrease in the ETR for the income taxes during the three months ended March 31, 2022 was primarily due to significantly larger pretax income recorded for the three months ended March 31, 2022, compared to the same period in 2021. The increase in the provision for income taxes for the three months ended March 31, 2022, compared to the same period in 2021, was primarily due to an increase in income before income taxes in the current period.

    A current federal income tax expense of $320 and $15, related to the operation of the Taxable Subsidiary, was recorded for the three months ended March 31, 2022 and 2021, respectively. A current state income tax expense of $124 and $12, related to the operation of the Taxable Subsidiary, was recorded for the three months ended March 31, 2022 and 2021, respectively.

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

    A deferred tax expense related to the MTI temporary differences of $921 and $75 was recorded for the three months ended March 31, 2022 and 2021, respectively. A net deferred tax asset of $18,900 and $19,821, related to the cumulative book and tax temporary differences, existed at March 31, 2022 and December 31, 2021, respectively.

    All income tax positions taken for all open years are more likely than not to be sustained based upon their technical merit under applicable tax laws.

NOTE 17. SUBSEQUENT EVENTS

Excess Cash Flow Offer. On April 14, 2022, the Partnership completed the payment of an aggregate principal amount of approximately $589, or approximately 0.20%, of its 2025 Notes, pursuant to its Excess Cash Flow Offer to purchase up to $9,305 aggregate principal amount of its outstanding 2025 Notes. The purchase price for the tendered 2025 Notes was 100% of the aggregate principal amount thereof, plus accrued and unpaid interest to, but not including, the purchase date.

Quarterly Distribution. On April 20, 2022, the Partnership declared a quarterly cash distribution of $0.005 per common unit for the first quarter of 2022, or $0.020 per common unit on an annualized basis, which will be paid on May 13, 2022 to unitholders of record as of May 6, 2022.

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

    We were formed in 2002 by Martin Resource Management Corporation, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management Corporation has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management Corporation is an important supplier and customer of ours. As of March 31, 2022, Martin Resource Management Corporation owned 15.7% of our total outstanding common limited partner units. Furthermore, on December 28, 2021, Martin Resource Management Corporation indirectly acquired, through its wholly owned subsidiary, Martin Resource LLC, the remaining 49% voting interest (50% economic interest) in MMGP Holdings, LLC ("Holdings"), which is the sole member of Martin Midstream GP LLC ("MMGP"), our general partner. Such interests were previously held by certain affiliated investment funds managed by Alinda Capital Partners, which sold the interests to Senterfitt Holdings Inc. (“Senterfitt”) on November 23, 2021. At such time, Senterfitt granted Martin Resource LLC the right to purchase such interests for a period of ten years, which right was exercised on December 28, 2021. As a result, Martin Resource Management Corporation indirectly owns 100% of MMGP. Martin Resource Management Corporation directs our business operations through its ownership of our general partner. MMGP owns a 2.0% general partner interest in us, and, until November 23, 2021, MMGP owned all of our incentive distribution rights. On November 23, 2021, MMGP contributed to us all of our incentive distribution rights for no consideration, whereupon the incentive distribution rights were cancelled and cease to exist.

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

Significant Recent Developments

Subsequent Events

Excess Cash Flow Offer. On April 14, 2022, we completed the payment of an aggregate principal amount of approximately $0.6 million, or approximately 0.20%, of our 2025 Notes, pursuant to the Excess Cash Flow Offer. See “Note 17 – Subsequent Events” for more information on the Excess Cash Flow Offer.

Quarterly Distribution. On April 20, 2022, we declared a quarterly cash distribution of $0.005 per common unit for the first quarter of 2022, or $0.020 per common unit on an annualized basis, which will be paid on May 13, 2022 to unitholders of record as of May 6, 2022.

Critical Accounting Policies and Estimates

    Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated and condensed financial statements included elsewhere herein. We prepared these financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. See the "Critical Accounting Policies and Estimates" section in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2, "Significant Accounting Policies" in Notes to Consolidated Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022.

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

•supplying employees and services for the operation of our business; and

•operating, solely for our account, the asphalt facilities in Hondo, South Houston and Port Neches, Texas, and Omaha, Nebraska.

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

Related Party Agreements

The Omnibus Agreement requires us to reimburse Martin Resource Management Corporation for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management Corporation for $39.1 million of direct costs and expenses for the three months ended March 31, 2022 compared to $30.5 million for the three months ended March 31, 2021. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management Corporation for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.  In each of the three months ended March 31, 2022 and 2021, the Conflicts Committee approved reimbursement amounts of $3.4 million and $3.5 million, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management Corporation provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management Corporation’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management Corporation also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

    These additional related party agreements include, but are not limited to, a master transportation services agreement, marine transportation agreements, terminal services agreements, a tolling agreement, and a sulfuric acid sales agency agreement. Pursuant to the terms of the Omnibus Agreement, we are prohibited from entering into certain material agreements with Martin Resource Management Corporation without the approval of the Conflicts Committee.

    For a more comprehensive discussion concerning the Omnibus Agreement and the other agreements that we have entered into with Martin Resource Management Corporation, please refer to "Item 13. Certain Relationships and Related Transactions, and Director Independence" set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022.

Commercial

We have been and anticipate that we will continue to be both a significant customer and supplier of products and services offered by Martin Resource Management Corporation. In the aggregate, the impact of related party transactions included in total costs and expenses accounted for approximately 17% and 19% of our total costs and expenses during the three months ended March 31, 2022 and 2021, respectively.

Correspondingly, Martin Resource Management Corporation is one of our significant customers. Our sales to Martin Resource Management Corporation accounted for approximately 8% and 10% of our total revenues for the three months ended March 31, 2022 and 2021, respectively.

For a more comprehensive discussion concerning the agreements that we have entered into with Martin Resource Management Corporation, please refer to "Item 13. Certain Relationships and Related Transactions, and Director Independence" set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022.

Approval and Review of Related Party Transactions

If we contemplate entering into a transaction, other than a routine or in the ordinary course of business transaction, in which a related person will have a direct or indirect material interest, the proposed transaction is submitted for consideration to the board of directors of our general partner or to our management, as appropriate. If the board of directors of our general partner is involved in the approval process, it determines whether to refer the matter to the Conflicts Committee of our general partner's board of directors, as constituted under our limited partnership agreement. If a matter is referred to the Conflicts Committee, the Conflicts Committee obtains information regarding the proposed transaction from management and determines whether to engage independent legal counsel or an independent financial advisor to advise the members of the committee regarding the transaction.  If the Conflicts Committee retains such counsel or financial advisor, it considers such advice and, in the case of a financial advisor, such advisor’s opinion as to whether the transaction is fair and reasonable to us and to our unitholders.

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

The following tables reconcile the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the years ended March 31, 2022 and 2021, which represents EBITDA, Adjusted EBITDA, Distributable Cash Flow, and Adjusted Free Cash Flow:

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

	Three Months Ended March 31,

	2022	2021
	(in thousands)
Net income	$11,478	$2,511
Adjustments:
Interest expense	12,429	12,953
Income tax expense	1,541	222
Depreciation and amortization	14,486	14,434
EBITDA	39,934	30,120
Adjustments:
(Gain) loss on disposition of property, plant and equipment	(14)	760
Unrealized mark-to-market on commodity derivatives	—	(219)
Unit-based compensation	34	240
Adjusted EBITDA	39,954	30,901

Reconciliation of Net Cash provided by Operating Activities to Adjusted EBITDA, Distributable Cash Flow, and Adjusted Free Cash Flow

	Three Months Ended March 31,

	2022	2021
	(in thousands)
Net cash provided by operating activities	$28,375	$3,854
Interest expense [1]	11,646	12,198
Current income tax expense	620	147
Commodity cash flow hedging gains reclassified to earnings	816	—
Net cash paid for closed commodity derivative positions included in AOCI	615	—
Changes in operating assets and liabilities which (provided) used cash:
Accounts and other receivables, inventories, and other current assets	(3,896)	4,187
Trade, accounts and other payables, and other current liabilities	957	10,603
Other	821	(88)
Adjusted EBITDA	39,954	30,901
Adjustments:
Interest expense	(12,429)	(12,953)
Income tax expense	(1,541)	(222)
Deferred income taxes	921	75
Amortization of deferred debt issuance costs	783	755
Payments for plant turnaround costs	(1,435)	(1,674)
Maintenance capital expenditures	(5,399)	(4,071)
Distributable Cash Flow	20,854	12,811
Principal payments under finance lease obligations	(59)	(2,431)
Expansion capital expenditures	(3,101)	(830)
Adjusted Free Cash Flow	$17,694	$9,550

1 Net of amortization of debt issuance costs and discount, which are included in interest expense but not included in net cash provided by operating activities.

Results of Operations

    The results of operations for the three months ended March 31, 2022 and 2021 have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the three months ended March 31, 2022 and 2021.  The results of operations for these interim periods are not necessarily indicative of the results of operations which might be expected for the entire year.

Our consolidated and condensed results of operations are presented on a comparative basis below.  There are certain items of income and expense which we do not allocate on a segment basis.  These items, including interest expense and indirect selling, general and administrative expenses, are discussed following the comparative discussion of our results within each segment.

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended March 31, 2022	(in thousands)
Terminalling and storage	$54,383	$(1,578)	$52,805	$3,914	$(1,047)	$2,867
Transportation	51,897	(5,187)	46,710	6,981	(5,193)	1,788
Sulfur services	59,123	—	59,123	12,652	2,185	14,837
Natural gas liquids	120,566	(3)	120,563	6,024	4,055	10,079
Indirect selling, general and administrative	—	—	—	(4,122)	—	(4,122)
Total	$285,969	$(6,768)	$279,201	$25,449	$—	$25,449

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended March 31, 2021	(in thousands)
Terminalling and storage	$39,834	$(1,595)	$38,239	$3,430	$(1,122)	$2,308
Transportation	33,969	(4,154)	29,815	(1,337)	(4,166)	(5,503)
Sulfur services	34,835	—	34,835	6,442	1,911	8,353
Natural gas liquids	98,085	—	98,085	11,070	3,377	14,447
Indirect selling, general and administrative	—	—	—	(3,919)	—	(3,919)
Total	$206,723	$(5,749)	$200,974	$15,686	$—	$15,686

Terminalling and Storage Segment

Comparative Results of Operations for the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,		Variance	Percent Change
	2022	2021
	(In thousands, except BBL per day)
Revenues:
Services	$20,956	$19,959	$997	5%
Products	33,427	19,875	13,552	68%
Total revenues	54,383	39,834	14,549	37%

Cost of products sold	27,197	14,941	12,256	82%
Operating expenses	13,912	12,793	1,119	9%
Selling, general and administrative expenses	1,711	1,499	212	14%
Depreciation and amortization	7,606	7,105	501	7%
	3,957	3,496	461	13%
Other operating loss, net	(43)	(66)	23	35%
Operating income	$3,914	$3,430	$484	14%

Shore-based throughput volumes (guaranteed minimum) (gallons)	20,000	20,000	—	—%
Smackover refinery throughput volumes (guaranteed minimum) (BBL per day)	6,500	6,500	—	—%

Services revenues. Services revenues increased $1.0 million. The revenue from the Smackover refinery increased $0.6 primarily due to $0.2 million in contractually prescribed, index-based fee adjustments, $0.2 million in throughput fees and $0.2 million in natural gas surcharge. In addition, the revenue from our shore-based terminals increased $0.2 million related to space rent, and specialty terminals increased related to throughput revenue of $0.1 million.

Products revenues. A 44% increase in average sales price and a 16% rise in sales volumes at our blending and packaging facilities resulted in a $13.5 million increase to products revenues.

Cost of products sold. A 55% increase in average cost per gallon and a 16% rise in sales volumes at our blending and packaging facilities resulted in a $12.2 million increase in cost of products sold.

Operating expenses. Operating expenses increased primarily as a result of an increase in utilities expense of $1.1 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased primarily as a result of employee related expenses.

Depreciation and amortization. The increase in depreciation and amortization is primarily the result of capital expenditures, offset by asset disposals.

Other operating loss, net. Other operating loss, net represents gains and losses from the disposition of property, plant and equipment.

Transportation Segment

Comparative Results of Operations for the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,		Variance	Percent Change
	2022	2021
	(In thousands)
Revenues	$51,897	$33,969	$17,928	53%
Operating expenses	39,202	29,504	9,698	33%
Selling, general and administrative expenses	2,170	1,800	370	21%
Depreciation and amortization	3,573	3,998	(425)	(11)%
	$6,952	$(1,333)	$8,285	622%
Other operating income (loss), net	29	(4)	33	825%
Operating income	$6,981	$(1,337)	$8,318	622%

Marine Transportation Revenues. Inland revenues increased $1.9 million, primarily related to higher utilization and transportation rates. Offshore revenues increased $1.2 million primarily due to higher utilization and transportation rates. Additionally, ancillary revenue increased $1.2 million.

Land Transportation Revenues. Freight revenue increased primarily due to a 23% increase in load count combined with a 3% increase in total miles, which resulted in a $8.9 million increase. Additionally, fuel surcharge increased $4.7 million.

Operating expenses. The increase in operating expenses is primarily a result of compensation expense of $5.0 million, pass through expenses of $3.3 million, recruitment expenses of $0.3 million, outside towing of $0.3 million and insurance premiums of $0.3 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased primarily due to higher employee related expenses.

Depreciation and amortization. Depreciation and amortization decreased as a result of disposals, offset by capital expenditures.

Other operating income (loss), net. Other operating income (loss), net represents losses from the disposition of property, plant and equipment.

Sulfur Services Segment

Comparative Results of Operations for the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,		Variance	Percent Change
	2022	2021
	(In thousands)
Revenues:
Services	$3,084	$2,950	$134	5%
Products	56,039	31,885	24,154	76%
Total revenues	59,123	34,835	24,288	70%

Cost of products sold	39,258	22,423	16,835	75%
Operating expenses	3,028	2,009	1,019	51%
Selling, general and administrative expenses	1,504	1,241	263	21%
Depreciation and amortization	2,709	2,720	(11)	—%
	12,624	6,442	6,182	96%
Other operating income, net	28	—	28
Operating income	$12,652	$6,442	$6,210	96%

Sulfur (long tons)	114	73	41	56%
Fertilizer (long tons)	84	95	(11)	(12)%
Total sulfur services volumes (long tons)	198	168	30	18%

Services revenues.  Services revenues increased slightly as a result of a contractually prescribed, index-based fee adjustment.

Products revenues.  Products revenues increased $15.7 million as a result of a 49% rise in average sulfur services sales prices. Products revenues increased $8.5 million due to an 18% increase in sales volumes, primarily related to a 56% increase in sulfur volumes.

Cost of products sold.  A 49% increase in product cost impacted cost of products sold by $10.9 million, resulting from a rise in commodity prices. An 18% increase in sales volumes resulted in an additional increase in cost of products sold of $5.9 million.

Operating expenses.  Operating expenses increased primarily due to higher marine fuel expense.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased primarily due to higher employee related expenses.

Depreciation and amortization.   Depreciation and amortization remained consistent.

Other operating income, net. Other operating income, net represents gains and losses from the disposition of property, plant and equipment.

Natural Gas Liquids Segment

Comparative Results of Operations for the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,		Variance	Percent Change
	2022	2021
	(In thousands)
Products revenues	$120,566	$98,085	$22,481	23%
Cost of products sold	111,156	82,512	28,644	35%
Operating expenses	1,066	995	71	7%
Selling, general and administrative expenses	1,722	2,207	(485)	(22)%
Depreciation and amortization	598	611	(13)	(2)%
	6,024	11,760	(5,736)	(49)%
Other operating loss, net	—	(690)	690	100%
Operating income	$6,024	$11,070	$(5,046)	(46)%

NGL sales volumes (Bbls)	1,597	2,145	(548)	(26)%

    Products Revenues. Our average sales price per barrel increased $29.77, or 65%, increasing revenues by $63.9 million. The increase in average sales price per barrel was due to a rise in commodity prices. Sales volumes decreased 26%, lowering revenues by $41.4 million.

Cost of products sold.  Our average cost per barrel increased $31.14, or 81%, increasing cost of products sold by $66.8 million.  The increase in average cost per barrel was the result of an increase in market prices.  The decrease in sales volume of 26% resulted in a $38.1 million reduction to cost of products sold.

    Operating expenses.  Operating expenses remained relatively consistent.

Selling, general and administrative expenses.  Selling, general and administrative decreased primarily as a result of lower employee related expenses.

Depreciation and amortization. Depreciation and amortization remained relatively consistent.

Other operating loss, net.  Other operating income, net represents gains and losses from the disposition of property, plant and equipment.

Interest Expense, Net

Comparative Components of Interest Expense, Net for the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,		Variance	Percent Change
	2022	2021
	(In thousands)
Credit facility	$1,923	$2,091	$(168)	(8)%
Senior notes	9,305	9,657	(352)	(4)%
Amortization of deferred debt issuance costs	783	755	28	4%
Other	415	441	(26)	(6)%
Finance leases	3	9	(6)	(67)%
Total interest expense, net	$12,429	$12,953	$(524)	(4)%

Indirect Selling, General and Administrative Expenses

	Three Months Ended March 31,		Variance	Percent Change
	2022	2021
	(In thousands)
Indirect selling, general and administrative expenses	$4,122	$3,919	$203	5%

    Indirect selling, general and administrative expenses increased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to an increase in employee related expenses of $0.4 million, offset by a $0.2 million decrease in the indirect expenses allocated from Martin Resource Management Corporation.

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

    Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. The Conflicts Committee of our general partner approved the following reimbursement amounts during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Variance	Percent Change
	2022	2021
	(In thousands)
Conflicts Committee approved reimbursement amount	$3,373	$3,542	$(169)	(5)%

    The amounts reflected above represent our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

Liquidity and Capital Resources

General

    Our primary sources of liquidity to meet operating expenses, service our indebtedness, fund capital expenditures and pay distributions to our unitholders have historically been cash flows generated by our operations, borrowings under our credit facility and access to debt and equity capital markets, both public and private. Set forth below is a description of our cash flows for the periods indicated.

Cash Flows - Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

    The following table details the cash flow changes between the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Variance	Percent Change
	2022	2021
	(In thousands)
Net cash provided by (used in):
Operating activities	$28,375	$3,854	$24,521	636%
Investing activities	(11,354)	(4,185)	(7,169)	(171)%
Financing activities	(16,761)	(3,515)	(13,246)	(377)%
Net increase (decrease) in cash and cash equivalents	$260	$(3,846)	$4,106	107%

    Net cash provided by operating activities. The increase in net cash provided by operating activities for the three months ended March 31, 2022 includes an increase in operating results of $9.0 million and a favorable variance in working capital of $17.7 million. Offsetting this increase was a $1.3 million decrease in other non-cash charges and an unfavorable variance in other non-current assets and liabilities of $0.9 million.

    Net cash used in investing activities. Net cash used in investing activities for the three months ended March 31, 2022 increased $7.2 million. A rise in cash used of $7.5 million resulted from higher payments for capital expenditures and plant turnaround costs in 2022. Net proceeds from the sale of property, plant and equipment increased $0.3 million.

    Net cash used in financing activities. Net cash used in financing activities for the three months ended March 31, 2022 increased primarily as a result of a $15.7 million increase in net payments of long-term borrowings. Offsetting, payments of finance lease obligations decreased $2.4 million.

Total Contractual Obligations

A summary of our total contractual cash obligations as of March 31, 2022, is as follows:

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Credit facility	$143,000	$—	$143,000	$—	$—
11.5% senior secured notes, due 2025	291,970	—	291,970	—	—
10.0% senior secured notes, due 2024	53,750	—	53,750	—	—
Throughput commitment	3,119	3,119	—	—	—
Operating leases	30,386	7,917	9,293	5,569	7,607
Finance lease obligations	230	227	3	—	—
Interest payable on finance lease obligations	5	5	—	—	—
Interest payable on fixed long-term debt obligations	108,234	38,952	69,282	—	—
Total contractual cash obligations	$630,694	$50,220	$567,298	$5,569	$7,607

The interest payable under our credit facility is not reflected in the above table because such amounts depend on the  outstanding balances and interest rates, which vary from time to time.

Letters of Credit.  At March 31, 2022, we had outstanding irrevocable letters of credit in the amount of $25.4 million, which were issued under our credit facility.

Off Balance Sheet Arrangements.  We do not have any off-balance sheet financing arrangements.

Description of Our Indebtedness

Credit Facility

At March 31, 2022, we maintained a $275.0 million credit facility that matures on August 31, 2023. As of March 31, 2022, we had $143.0 million outstanding under the credit facility and $25.4 million of outstanding irrevocable letters of credit, leaving a maximum available amount to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $106.6 million. After giving effect to our then current borrowings, letters of credit, and the financial covenants contained in our credit facility, we had the ability to borrow approximately $106.6 million in additional amounts thereunder as of March 31, 2022.
The credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.  During the three months ended March 31, 2022, the level of outstanding draws on our credit facility has ranged from a low of $143.0 million to a high of $177.0 million.

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

    Indebtedness under the credit facility bears interest at our option at the Eurodollar Rate (LIBOR), with a floor for LIBOR of 1%, plus an applicable margin, or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin. We pay a per annum fee on all letters of credit issued under the credit facility, and we pay a commitment fee per annum on the unused revolving credit commitments under the credit facility. The letter of credit fee, the commitment fee and the applicable margins for our interest rate vary quarterly based on our total leverage ratio (as defined in the credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows as of March 31, 2022:

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

    The applicable margin for LIBOR borrowings at March 31, 2022 is 3.50%, with a 1% floor for LIBOR. The applicable margin for LIBOR borrowings effective April 20, 2022 is 3.25%. The credit facility includes financial covenants that are tested on a quarterly basis, based on the rolling four quarter period that ends on the last day of each fiscal quarter.

    In addition, the credit facility contains various covenants, which, among other things, limit our and our subsidiaries’ ability to: (i) grant or assume liens; (ii) make investments (including investments in our joint ventures) and acquisitions; (iii) enter into certain types of hedging agreements; (iv) incur or assume indebtedness; (v) sell, transfer, assign or convey assets; (vi) repurchase our equity, make distributions (including a limit on our ability to make quarterly distributions to unitholders in excess of $0.005 per unit unless our total leverage ratio is below 3.75:1:00) and certain other restricted payments; (vii) change the nature of our business; (viii) engage in transactions with affiliates; (ix) enter into certain burdensome agreements; (x) make certain amendments to the Omnibus Agreement and our material agreements; and (xi) permit our joint ventures to incur indebtedness or grant certain liens.

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

Senior Secured Notes due 2025 and 2024

For a description of our 11.50% senior secured second lien notes due 2025 and 10.00% senior secured 1.5 lien notes due 2024, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Our Long-Term Debt" in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022.

    Capital Resources and Liquidity

    Historically, we have generally satisfied our working capital requirements and funded our debt service obligations and capital expenditures with cash generated from operations and borrowings under our credit facility.

    On March 31, 2022, we had cash and cash equivalents of $0.3 million and available borrowing capacity of $106.6 million under our credit facility with $143.0 million of borrowings outstanding. After giving effect to our then current borrowings, letters of credit, and the financial covenants contained in our credit facility, we had the ability to borrow approximately $106.6 million in additional amounts thereunder as of March 31, 2022. Our credit facility matures on August 31, 2023.

    We expect that our primary sources of liquidity to meet operating expenses, service our indebtedness, pay distributions to our unitholders and fund capital expenditures will be provided by cash flows generated by our operations, borrowings under our credit facility and access to the debt and equity capital markets.  Our ability to generate cash from operations will depend upon our future operating performance, which is subject to certain risks.   For a discussion of such risks, please read "Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022.  In addition, due to the covenants in our credit facility, our financial and operating performance impacts the amount we are permitted to borrow under that facility.

    We are in compliance with all debt covenants as of March 31, 2022 and expect to be in compliance for the next twelve months.

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

Impact of Inflation

    Inflation did not have a material impact on our results of operations for the three months ended March 31, 2022 or 2021. Inflation may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

    Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the three months ended March 31, 2022 or 2021.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Partnership is exposed to commodity risk and interest rate risk in its normal business activities. The following disclosures about market risk provide an update to, and should be read in conjunction with, “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022.

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

We have entered into hedging transactions as of March 31, 2022 to protect a portion of our commodity price risk exposure. These hedging arrangements are in the form of swaps and options for NGLs. We have instruments totaling a gross notional quantity of 80,000 barrels settling during the period from April 30, 2022 through May 31, 2022. These instruments settle against the applicable pricing source for each grade and location. These instruments are recorded on our Consolidated and Condensed Balance Sheets at March 31, 2022 in "Fair value of derivatives" as a current asset of $0.2 million. Based on the current net notional volume hedged as of March 31, 2022, a $0.10 change in the expected settlement price of these contracts would result in an impact to our net income of approximately $0.3 million.

Our hedging strategy is designed to protect us from excessive pricing volatility. However, since we do not typically hedge 100% of our exposure, abnormal price volatility in any of these commodity markets could influence operating income.
For derivatives designated in cash flow hedging relationships, we record the gains and losses from the use of these instruments in accumulated other comprehensive income (loss) on the consolidated balance sheets and subsequently recognize the accumulated gains and losses into cost of products sold in the same period when the associated underlying transactions occur. At March 31, 2022, accumulated other comprehensive income (loss) included $0.4 million in unrealized losses for these derivative instruments. All other commodity derivatives are marked-to-market and recognized into cost of products sold with the offset recognized as an asset or accrued liability. See Note 8 of the consolidated financial statements for further information on our outstanding derivatives.

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 4.50% as of March 31, 2022.  Based on the amount of unhedged floating rate debt owed by us on March 31, 2022, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $1.4 million annually.

We are not exposed to changes in interest rates with respect to our 2024 Notes and 2025 Notes as these obligations are fixed rate.  Based on the quoted prices for identical liabilities in markets that are not active at March 31, 2022, the estimated fair value of the 2024 Notes and 2025 Notes was $54.8 million and $302.8 million, respectively. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of a 100 basis point increase in interest rates. Such an increase in interest rates at March 31, 2022, would result in a $0.6 million decrease in the fair value of our 2024 Notes and a $2.6 million decrease in the fair value of our 2025 Notes.

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

    From time to time, we are subject to certain legal proceedings, claims and disputes that arise in the ordinary course of our business. Although we cannot predict the outcomes of these legal proceedings, these actions, in the aggregate, could have a material adverse impact on our financial position, results of operations or liquidity. A description of our legal proceedings is included in "Item 1. Financial Statements, Note 13. Commitments and Contingencies", and is incorporated herein by reference.

Item 1A.	Risk Factors

    There have been no material changes to the Partnership's risk factors since our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022.

Item 5.	Other Information

Disclosure Pursuant to Item 5.02 of Form 8-K – Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers; Compensatory Arrangements of Certain Officers

On April 20, 2022, the board of directors of the general partner of the Partnership and the Compensation Committee approved the First Amendment to the Plan (the “First Amendment”), effective as of the same date, which amendment increased the total number of phantom units available for grant under the Plan from 2,000,000 units to 5,000,000 units. The foregoing description of the First Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the First Amendment, a copy of which is filed herewith as Exhibit 10.1 and incorporated herein by reference.

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

10.1*	First Amendment to Martin Midstream Partners L.P. 2021 Phantom Unit Plan, effective as of April 20, 2022
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

101	Inline Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, formatted in Extensible Business Reporting Language: (1) the Consolidated and Condensed Balance Sheets; (2) the Consolidated and Condensed Statements of Income; (3) the Consolidated and Condensed Statements of Comprehensive Income (4) the Consolidated and Condensed Statements of Cash Flows; (5) the Consolidated and Condensed Statements of Capital; and (6) the Notes to Consolidated and Condensed Financial Statements.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (contained in Exhibit 101).

* Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

April 26, 2022	By:	/s/ Sharon L. Taylor
Sharon L. Taylor
Vice President and Chief Financial Officer