Form 10-Q
period 2022-06-30
MARTIN MIDSTREAM PARTNERS L.P.
filed 2022-07-25
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2022
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
 The number of the registrant’s Common Units outstanding at July 25, 2022, was 38,850,750.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Cash	$43	$52
Accounts and other receivables, less allowance for doubtful accounts of $559 and $311, respectively	73,485	84,199
Inventories	117,845	62,120
Due from affiliates	16,558	14,409
Other current assets	29,554	12,908
Total current assets	237,485	173,688

Property, plant and equipment, at cost	898,379	898,770
Accumulated depreciation	(566,799)	(553,300)
Property, plant and equipment, net	331,580	345,470

Goodwill	16,823	16,823
Right-of-use assets	30,249	21,861
Deferred income taxes, net	17,517	19,821
Other assets, net	2,507	2,198
Total assets	$636,161	$579,861

Liabilities and Partners’ Capital (Deficit)
Current installments of long-term debt and finance lease obligations	$169	$280
Trade and other accounts payable	105,156	70,342
Product exchange payables	537	1,406
Due to affiliates	9,764	1,824
Income taxes payable	753	385
Other accrued liabilities	31,513	29,850
Total current liabilities	147,892	104,087

Long-term debt, net	489,325	498,871
Finance lease obligations	—	9
Operating lease liabilities	22,455	15,704
Other long-term obligations	7,343	9,227
Total liabilities	667,015	627,898

Commitments and contingencies
Partners’ capital (deficit)	(31,021)	(48,853)
Accumulated other comprehensive income (loss)	167	816
Total partners’ capital (deficit)	(30,854)	(48,037)
Total liabilities and partners' capital (deficit)	$636,161	$579,861

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Terminalling and storage *	$20,439	$18,702	$39,852	$37,080
Transportation *	55,832	34,926	102,542	64,741
Sulfur services	3,084	2,949	6,168	5,899
Product sales: *
Natural gas liquids	97,580	67,232	218,143	165,317
Sulfur services	53,869	35,337	109,908	67,222
Terminalling and storage	36,192	25,147	69,584	45,008
	187,641	127,716	397,635	277,547
Total revenues	266,996	184,293	546,197	385,267

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas liquids *	91,584	61,590	198,682	140,725
Sulfur services *	37,063	24,177	74,848	45,391
Terminalling and storage *	28,279	20,226	54,978	34,728
	156,926	105,993	328,508	220,844
Expenses:
Operating expenses *	64,082	47,313	120,577	91,947
Selling, general and administrative *	9,944	8,960	21,147	19,569
Depreciation and amortization	14,800	14,483	29,286	28,917
Total costs and expenses	245,752	176,749	499,518	361,277

Other operating income (loss), net	246	89	260	(671)
Operating income	21,490	7,633	46,939	23,319

Other income (expense):
Interest expense, net	(12,846)	(13,309)	(25,275)	(26,262)
Other, net	(1)	(1)	(2)	(1)
Total other expense	(12,847)	(13,310)	(25,277)	(26,263)

Net income before taxes	8,643	(5,677)	21,662	(2,944)
Income tax expense	(2,037)	(935)	(3,578)	(1,157)
Net income	6,606	(6,612)	18,084	(4,101)
Less general partner's interest in net income	(132)	132	(362)	82
Less income allocable to unvested restricted units	(21)	20	(51)	10
Limited partners' interest in net income	$6,453	$(6,460)	$17,671	$(4,009)

Net income per unit attributable to limited partners - basic	$0.17	$(0.17)	$0.46	$(0.10)
Net income per unit attributable to limited partners - diluted	$0.17	$(0.17)	$0.46	$(0.10)
Weighted average limited partner units - basic	38,729,118	38,687,874	38,725,701	38,690,228
Weighted average limited partner units - diluted	38,750,153	38,687,874	38,753,197	38,690,228
See accompanying notes to consolidated and condensed financial statements.

*Related Party Transactions Shown Below

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:*
Terminalling and storage	$17,416	$15,569	$33,620	$30,875
Transportation	7,463	4,889	13,751	8,899
Product Sales	95	71	416	185
Costs and expenses:*
Cost of products sold: (excluding depreciation and amortization)
Sulfur services	2,592	2,403	5,268	4,938
Terminalling and storage	10,209	7,036	19,860	11,604
Expenses:
Operating expenses	23,446	19,590	44,826	37,958
Selling, general and administrative	7,498	7,285	16,306	15,965

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net income	$6,606	$(6,612)	$18,084	$(4,101)
Changes in fair values of commodity cash flow hedges	167	—	167	—
Commodity cash flow hedging (gains) losses reclassified to earnings	440	—	(816)	—
Comprehensive income	$7,213	$(6,612)	$17,435	$(4,101)

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL (DEFICIT)
(Unaudited)
(Dollars in thousands)

	Partners’ Capital (Deficit)
	Common Limited		General Partner Amount	Accumulated Other Comprehensive Income (Loss)
	Units	Amount			Total
Balances - January 1, 2021	38,851,174	$(48,776)	$1,905	$—	$(46,871)
Net income	—	(4,019)	(82)	—	(4,101)
Issuance of restricted units	42,168	—	—	—	—
Forfeiture of restricted units	(83,436)	—	—	—	—
Cash distributions	—	(388)	(8)	—	(396)
Unit-based compensation	—	288	—	—	288
Purchase of treasury units	(7,156)	(17)	—	—	(17)
Balances - June 30, 2021	38,802,750	$(52,912)	$1,815	$—	$(51,097)

Balances - January 1, 2022	38,802,750	$(50,741)	$1,888	$816	$(48,037)
Net income	—	17,722	362	—	18,084
Issuance of restricted units	48,000	—	—	—	—
Cash distributions	—	(388)	(8)	—	(396)
Unit-based compensation	—	79	—	—	79
Gain reclassified from AOCI into income on commodity cash flow hedges	—	—	—	(816)	(816)
Gain recognized in AOCI on commodity cash flow hedges	—	—	—	167	167
Excess purchase price over carrying value of acquired assets	—	65	—	—	65
Balances - June 30, 2022	38,850,750	$(33,263)	$2,242	$167	$(30,854)

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$18,084	$(4,101)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,286	28,917
Amortization of deferred debt issuance costs	1,568	1,521
Deferred income tax expense	2,304	758
(Gain) loss on sale of property, plant and equipment, net	(260)	671
Derivative (income) loss	(734)	884
Net cash paid for commodity derivatives	85	(679)
Non cash unit-based compensation	79	288
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	10,714	(2,303)
Inventories	(55,725)	(17,572)
Due from affiliates	(2,149)	(5,812)
Other current assets	(17,741)	1,435
Trade and other accounts payable	37,688	3,335
Product exchange payables	(869)	327
Due to affiliates	7,940	1,504
Income taxes payable	368	(248)
Other accrued liabilities	(2,332)	(3,053)
Change in other non-current assets and liabilities	145	213
Net cash provided by operating activities	28,451	6,085

Cash flows from investing activities:
Payments for property, plant and equipment	(14,634)	(8,200)
Payments for plant turnaround costs	(1,600)	(1,694)
Proceeds from sale of property, plant and equipment	689	133
Net cash used in investing activities	(15,545)	(9,761)

Cash flows from financing activities:
Payments of long-term debt	(217,589)	(144,790)
Payments under finance lease obligations	(119)	(2,591)
Proceeds from long-term debt	206,500	147,500
Purchase of treasury units	—	(17)
Payment of debt issuance costs	(26)	(307)
Excess purchase price over carrying value of acquired assets	(1,285)	—
Cash distributions paid	(396)	(396)
Net cash used in financing activities	(12,915)	(601)

Net increase (decrease) in cash	(9)	(4,277)
Cash at beginning of period	52	4,958
Cash at end of period	$43	$681
Non-cash additions to property, plant and equipment	$1,705	$686

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2022
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2022
(Unaudited)

NOTE 3. REVENUE

    The following table disaggregates our revenue by major source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Terminalling and storage segment
Lubricant product sales	$36,192	$25,147	$69,584	$45,008
Throughput and storage	20,439	18,702	39,852	37,080
	$56,631	$43,849	$109,436	$82,088
Natural gas liquids segment
Natural gas liquids product sales	$97,580	$67,232	$218,143	$165,317
	$97,580	$67,232	$218,143	$165,317
Sulfur services segment
Sulfur product sales	$13,565	$7,386	$23,634	$14,454
Fertilizer product sales	40,304	27,951	86,274	52,768
Sulfur services	3,084	2,949	6,168	5,899
	$56,953	$38,286	$116,076	$73,121
Transportation segment
Land transportation	$42,980	$27,486	$78,485	$50,442
Inland transportation	11,036	6,633	20,455	13,357
Offshore transportation	1,816	807	3,602	942
	$55,832	$34,926	$102,542	$64,741

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
June 30, 2022
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

	2022	2023	2024	2025	2026	Thereafter	Total
Terminalling and storage
Throughput and storage	$21,517	$42,247	$43,571	$44,878	$46,164	$252,476	$450,853
Natural Gas Services
Natural Gas Liquids	2,814	5,391	5,405	5,391	3,131	—	22,132
Sulfur services
Sulfur product sales	8,853	17,703	15,993	3,656	1,931	295	48,431
Total	$33,184	$65,341	$64,969	$53,925	$51,226	$252,771	$521,416

NOTE 4. INVENTORIES

Components of inventories at June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
Natural gas liquids	$67,614	$20,034
Sulfur	1,480	612
Fertilizer	21,009	13,005
Lubricants	23,262	23,876
Other	4,480	4,593
	$117,845	$62,120

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2022
(Unaudited)

NOTE 5. DEBT

At June 30, 2022 and December 31, 2021, long-term debt consisted of the following:

	June 30, 2022	December 31, 2021
$275,000 Credit facility at variable interest rate (5.00%[1] weighted average at June 30, 2022), due August 2023 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries, net of unamortized debt issuance costs of $1,851 and $2,613, respectively [2]	$147,149	$156,887
$53,750 Senior notes due February 2024, 10.0% interest, net of unamortized debt issuance costs of $1,860 and $2,433, respectively, secured [2,3]	51,890	51,317
$291,381 Senior notes due February 2025, 11.5% interest, net of unamortized debt issuance costs of $1,095 and $1,303, respectively, secured [2,3,4]	290,286	290,667
Total	489,325	498,871
Less: current portion	—	—
Total long-term debt, net of current portion	$489,325	$498,871

Current installments of finance lease obligations	$169	$280
Finance lease obligations	—	9
Total finance lease obligations	$169	$289

    1 Interest rate fluctuates based on LIBOR (set on the date of each advance) or the base prime rate plus an applicable margin. The margin is set every three months. All amounts outstanding at December 31, 2021 and June 30, 2022 were at LIBOR plus an applicable margin with LIBOR having a floor of 1.00% per annum. The applicable margin for revolving loans that are LIBOR loans currently ranges from 2.75% to 4.00%, and the applicable margin for revolving loans that are base prime rate loans currently ranges from 1.75% to 3.00%.  The applicable margin for LIBOR borrowings at June 30, 2022 is 3.25%. The applicable margin for LIBOR borrowings effective July 20, 2022 is 3.00%. The credit facility contains various covenants that limit the Partnership’s ability to make distributions; make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management Corporation (the "Omnibus Agreement"). The credit facility was amended on July 16, 2021 to, among other things, reduce the commitments thereunder from $300,000 to $275,000.

    2 The Partnership was in compliance with all debt covenants as of June 30, 2022 and December 31, 2021, respectively.

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

    The Partnership paid cash interest in the amount of $2,258 and $2,648 for the three months ended June 30, 2022 and 2021, respectively.  There was no capitalized interest for the three months ended June 30, 2022 and 2021, respectively. The Partnership paid cash interest in the amount of $24,109 and $25,995 for the six months ended June 30, 2022 and 2021, respectively.  There was no capitalized interest for the six months ended June 30, 2022 and 2021, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2022
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

    The components of lease expense for the six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30, 2022
	2022	2021	2022	2021
Operating lease cost	$2,540	$2,199	$4,811	$4,501
Finance lease cost:
Amortization of right-of-use assets	$25	25	$50	115
Interest on lease liabilities	$3	6	$7	16
Short-term lease cost	$2,887	2,473	$5,505	5,581
Variable lease cost	$41	$26	$84	$59
Total lease cost	$5,496	$4,729	$10,457	$10,272

Supplemental balance sheet information related to leases at June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$30,249	$21,861

Current portion of operating lease liabilities included in "Other accrued liabilities"	$8,207	$6,600
Operating lease liabilities	$22,455	15,704
Total operating lease liabilities	$30,662	$22,304

Finance Leases
Property, plant and equipment, at cost	$1,071	$1,071
Accumulated depreciation	$(413)	(364)
Property, plant and equipment, net	$658	$707

Current installments of finance lease obligations	$169	$280
Finance lease obligations	$—	9
Total finance lease obligations	$169	$289

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2022
(Unaudited)

    The Partnership’s future minimum lease obligations as of June 30, 2022 consist of the following:

	Operating Leases	Finance Leases
Year 1	$9,463	$172
Year 2	6,772	—
Year 3	4,713	—
Year 4	3,889	—
Year 5	2,829	—
Thereafter	7,954	—
Total	$35,620	$172
Less amounts representing interest costs	(4,958)	(3)
Total lease liability	$30,662	$169

    The Partnership has non-cancelable revenue arrangements that are under the scope of ASC 842 whereby we have committed certain terminalling and storage assets in exchange for a minimum fee. Future minimum revenues the Partnership expects to receive under these non-cancelable arrangements as of June 30, 2022 are as follows: 2022 - $10,740; 2023 - $15,807; 2024 - $15,322; 2025 - $14,742; 2026 - $8,977; subsequent years - $32,936.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2022
(Unaudited)

NOTE 7. SUPPLEMENTAL BALANCE SHEET INFORMATION

    Components of "Other accrued liabilities" were as follows:

	June 30, 2022	December 31, 2021
Accrued interest	$14,733	$15,135
Asset retirement obligations	412	261
Property and other taxes payable	3,627	4,631
Accrued payroll	3,802	2,973
Operating lease liabilities	8,207	6,600
Other	732	250
	$31,513	$29,850

The schedule below summarizes the changes in our asset retirement obligations:

June 30, 2022

Asset retirement obligations as of December 31, 2021	$9,072
Additions to asset retirement obligations	—
Accretion expense	190
Liabilities settled	(3,902)
Ending asset retirement obligations	5,360
Current portion of asset retirement obligations[1]	(412)
Long-term portion of asset retirement obligations[2]	$4,948

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
June 30, 2022
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

(a)    Commodity Derivative Instruments

    The Partnership from time to time has used derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  The Partnership has established a hedging policy and monitors and manages the commodity market risk associated with potential commodity risk exposure.  In addition, the Partnership has focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. The Partnership enters into hedging transactions to protect a portion of its commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs and settle against the applicable pricing source for each grade and location. At June 30, 2022 and December 31, 2021, the Partnership had instruments totaling a gross notional quantity of 0 barrels.

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

(b)    Tabular Presentation of Gains and Losses on Derivative Instruments

    The following table summarizes the fair value and classification of the Partnership’s derivative instruments in its Consolidated and Condensed Balance Sheets:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2022
(Unaudited)

	Derivative Assets			Derivative Liabilities
		Fair Values			Fair Values
	Balance Sheet Location	June 30, 2022	December 31, 2021	Balance Sheet Location	June 30, 2022	December 31, 2021
Derivatives designated as hedging instruments:	Current:
Commodity contracts	Fair value of derivatives	$—	$—	Fair value of derivatives	$—	$—

The following table summarizes the gain (loss) recognized in AOCI at June 30, 2022 and December 31, 2021, respectively, and the gain (loss) reclassified from accumulated other comprehensive loss into earnings during the three months ended June 30, 2022 and 2021, respectively, for derivative financial instruments designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in AOCI		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	2022	2021		2022	2021
Commodity contracts	$167	$816	Cost of products sold	$(440)	$—
Total	$167	$816		$(440)	$—

The following table summarizes the gain (loss) recognized in AOCI at June 30, 2022 and December 31, 2021, respectively, and the gain (loss) reclassified from accumulated other comprehensive loss into earnings during the six months ended June 30, 2022 and 2021, respectively, for derivative financial instruments designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in AOCI		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	2022	2021		2022	2021
Commodity contracts	$167	$816	Cost of products sold	$816	$—
Total	$167	$816		$816	$—

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2022
(Unaudited)

The following tables summarize the gain (loss) recognized in earnings for derivative instruments not designated as hedging instruments during the three months ended June 30, 2022 and 2021, respectively:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2022	2021
Derivatives not designated as hedging instruments:
Commodity contracts	Cost of products sold	$—	$552
Total effect of derivatives not designated as hedging instruments		$—	$552

The following tables summarize the gain (loss) recognized in earnings for derivative instruments not designated as hedging instruments during the six months ended June 30, 2022 and 2021, respectively:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2022	2021
Derivatives not designated as hedging instruments:
Commodity contracts	Cost of products sold	$—	$(884)
Total effect of derivatives not designated as hedging instruments		$—	$(884)

NOTE 9. PARTNERS' CAPITAL (DEFICIT)

As of June 30, 2022, Partners’ capital consisted of 38,850,750 common limited partner units, representing a 98% partnership interest, and a 2% general partner interest. Martin Resource Management Corporation, through subsidiaries, owned 6,114,532 of the Partnership's common limited partner units representing approximately 15.7% of the Partnership's outstanding common limited partner units. Martin Midstream GP LLC ("MMGP"), the Partnership's general partner, owns the 2% general partnership interest.

The partnership agreement of the Partnership (the "Partnership Agreement") contains specific provisions for the allocation of net income and losses to each of the partners for purposes of maintaining their respective partner capital accounts.

Impact on Partners' Capital (Deficit) Related to Transactions Between Entities Under Common Control

Under ASC 805, assets and liabilities transferred between entities under common control are accounted for at the historical cost of those entities' ultimate parent, in a manner similar to a pooling of interests. Any difference in the amount paid by the transferee versus the historical cost of the assets transferred is recorded as an adjustment to equity (contribution or distribution) by the transferee. This is in contrast with a business combination between unrelated parties, where assets and liabilities are recorded at their fair values at the acquisition date, with any excess of amounts paid over the fair value representing goodwill. From time to time, the most recent being in 2019, the Partnership has entered into common control acquisitions from Martin Resource Management Corporation. The consideration transferred totaling $552,058 exceeds the historical cost of the net assets received. This excess of the purchase price over the historical cost of the net assets received has resulted in cumulative distributions of $289,019 reflected as reductions to Partners' capital.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2022
(Unaudited)

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

The general partner was allocated no incentive distributions during the six months ended June 30, 2022 and 2021.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income	$6,606	$(6,612)	$18,084	$(4,101)
Less general partner’s interest in net income:
Distributions payable on behalf of general partner interest	4	4	8	8
General partner interest in undistributed earnings	128	(136)	354	(90)
Less income allocable to unvested restricted units	21	(20)	51	(10)
Limited partners’ interest in net income	$6,453	$(6,460)	$17,671	$(4,009)

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2022
(Unaudited)

    The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic weighted average limited partner units outstanding	38,729,118	38,687,874	38,725,701	38,690,228
Dilutive effect of restricted units issued	21,035	—	27,496	—
Total weighted average limited partner diluted units outstanding	38,750,153	38,687,874	38,753,197	38,690,228

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restricted unit Awards
Employees	$—	$—	$—	$194
Non-employee directors	45	48	79	94
Phantom unit Awards
Employees	1,077	—	1,981	—
Non-employee directors	—	—	—	—
Total unit-based compensation expense	$1,122	$48	$2,060	$288

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2022
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

On July 21, 2021, 620,000 phantom units and 1,245,000 phantom unit appreciation rights were granted to employees of the general partner and its affiliates who perform services for the Partnership. On April 20, 2022, the board of directors of the general partner of the Partnership and the Compensation Committee approved the First Amendment to the Plan, effective as of the same date, which amendment increased the total number of phantom units available for grant under the Plan from 2,000,000 units to 5,000,000 units. On April 20, 2022, 365,000 phantom units and 1,097,500 phantom unit appreciation rights were granted to employees of the general partner and its affiliates who perform services for the Partnership.

Phantom unit awards are recorded in operating expense and selling, general and administrative expense based on the fair value of the vested portion of the awards on the balance sheet date. The fair value of these awards is updated at each balance sheet date and changes in the fair value of the vested portions of the awards are recorded as increases or decreases to compensation expense within operating expense and selling, general and administrative expense in the Consolidated and Condensed Statements of Operations. All of the Partnership's outstanding phantom unit awards at June 30, 2022 met the criteria to be treated under liability classification in accordance with ASC 718, given that these awards will settle in cash on the vesting date.

Compensation expense for the phantom awards is based on the fair value of the units as of the balance sheet date as further discussed below, and such costs are recognized ratably over the service period of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future periods for these awards will vary. The estimated future cash payments of these awards are presented as liabilities within "Other current liabilities" and "Other long-term obligations" in the Consolidated and Condensed Balance Sheets. As of June 30, 2022,

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2022
(Unaudited)

there was a total of $9,309 of unrecognized compensation costs related to non-vested phantom unit awards. These costs are expected to be recognized over a remaining life of 2.57 years.

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

The restricted units issued to directors generally vest in equal annual installments over a four-year period. Restricted units issued to employees generally vest in equal annual installments over three years of service. All of the Partnership's outstanding restricted unit awards at June 30, 2022 met the criteria to be treated under equity classification.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2022
(Unaudited)

    The restricted units are valued at their fair value at the date of grant, which is equal to the market value of common units on such date. A summary of the restricted unit activity for the six months ended June 30, 2022 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	114,876	$3.65
Granted (TBRU)	48,000	$2.22
Vested	(38,514)	$4.76
Forfeited	—	$—
Non-Vested, end of period	124,362	$2.75

Aggregate intrinsic value, end of period	$495
    A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three and six months ended June 30, 2022 and 2021 is provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Aggregate intrinsic value of units vested	$—	$—	$92	$257
Fair value of units vested	—	—	188	1,418

    As of June 30, 2022, there was $275 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.39 years.

NOTE 11. RELATED PARTY TRANSACTIONS

As of June 30, 2022, Martin Resource Management Corporation owns 6,114,532 of the Partnership’s common units representing approximately 15.7% of the Partnership’s outstanding limited partner units.  Martin Resource Management Corporation controls the Partnership's general partner by virtue of its 100% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management Corporation’s ownership as of June 30, 2022 of approximately 15.7% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management Corporation the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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
June 30, 2022
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
June 30, 2022
(Unaudited)

monetary limitation on the amount the Partnership is required to reimburse Martin Resource Management Corporation for direct expenses.  In addition to the direct expenses, under the Omnibus Agreement, the Partnership is required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.

    Effective January 1, 2022, through December 31, 2022, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $13,491. The Partnership reimbursed Martin Resource Management Corporation for $3,373 and $3,652 of indirect expenses for the three months ended June 30, 2022 and 2021, respectively.  The Partnership reimbursed Martin Resource Management Corporation for $6,746 and $7,193 of indirect expenses for the six months ended June 30, 2022 and 2021, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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
June 30, 2022
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

East Texas Mack Leases. MTI leases equipment, including tractors and trailers, from East Texas Mack Sales ("East Texas Mack"). Certain of our directors or officers are owners of East Texas Mack, including entities affiliated with Ruben Martin, who owns approximately 46% of the issued and outstanding stock of East Texas Mack. Amounts paid to East Texas Mack for tractor and trailer lease payments and lease residuals for the three months ended June 30, 2022 and 2021 were $453

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2022
(Unaudited)

and $282, respectively. Amounts paid to East Texas Mack for tractor and trailer lease payments and lease residuals for the six months ended June 30, 2022 and 2021 were $763 and $518, respectively.

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

    The impact of related party revenues from sales of products and services is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Terminalling and storage	$17,416	$15,569	$33,620	$30,875
Transportation	7,463	4,889	13,751	8,899
Product sales:
Sulfur services	40	29	69	59
Terminalling and storage	55	42	344	126
	95	71	416	185
	$24,974	$20,529	$47,787	$39,959

    The impact of related party cost of products sold is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of products sold:
Sulfur services	$2,592	$2,403	$5,268	$4,938
Terminalling and storage	10,209	7,036	19,860	11,604
	$12,801	$9,439	$25,128	$16,542

    The impact of related party operating expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Transportation	$16,471	$13,644	$31,734	$26,703
Natural gas liquids	518	513	1,028	977
Sulfur services	1,789	1,306	3,034	2,049
Terminalling and storage	4,668	4,127	9,030	8,229
	$23,446	$19,590	$44,826	$37,958

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2022
(Unaudited)

    The impact of related party selling, general and administrative expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Selling, general and administrative:
Transportation	$1,838	$1,701	$3,803	$3,371
Natural gas liquids	196	276	1,535	2,084
Sulfur services	999	736	1,995	1,507
Terminalling and storage	967	832	2,025	1,652
Indirect, including overhead allocation	3,498	3,740	6,948	7,351
	$7,498	$7,285	$16,306	$15,965

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

Three Months Ended June 30, 2022	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	58,410	(1,779)	56,631	7,731	4,068	2,501
Transportation	60,902	(5,070)	55,832	3,590	6,155	933
Sulfur services	56,953	—	56,953	2,882	12,000	1,131
Natural gas liquids	97,580	—	97,580	597	3,657	210
Indirect selling, general and administrative	—	—	—	—	(4,390)	—
Total	$273,845	$(6,849)	$266,996	$14,800	$21,490	$4,775

Three Months Ended June 30, 2021	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	45,524	(1,675)	43,849	6,996	2,576	1,507
Transportation	38,349	(3,423)	34,926	4,331	(2,709)	1,091
Sulfur services	38,286	—	38,286	2,568	8,249	799
Natural gas liquids	67,232	—	67,232	588	3,297	140
Indirect selling, general and administrative	—	—	—	—	(3,780)	—
Total	$189,391	$(5,098)	$184,293	$14,483	$7,633	$3,537

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2022
(Unaudited)

Six Months Ended June 30, 2022	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$112,793	$(3,357)	$109,436	$15,337	$6,935	$6,445
Transportation	112,799	(10,257)	102,542	7,163	7,943	4,514
Sulfur services	116,076	—	116,076	5,591	26,837	3,094
Natural gas liquids	218,146	(3)	218,143	1,195	13,736	657
Indirect selling, general and administrative	—	—	—	—	(8,512)	—
Total	$559,814	$(13,617)	$546,197	$29,286	$46,939	$14,710

Six Months Ended June 30, 2021	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$85,358	$(3,270)	$82,088	$14,101	$4,884	$4,172
Transportation	72,318	(7,577)	64,741	8,329	(8,212)	1,616
Sulfur services	73,121	—	73,121	5,288	16,602	3,863
Natural gas liquids	165,317	—	165,317	1,199	17,744	461
Indirect selling, general and administrative	—	—	—	—	(7,699)	—
Total	$396,114	$(10,847)	$385,267	$28,917	$23,319	$10,112

    The Partnership's assets by reportable segment as of June 30, 2022 and December 31, 2021, are as follows:

	June 30, 2022	December 31, 2021
Total assets:
Terminalling and storage	$244,362	$248,194
Transportation	155,382	145,177
Sulfur services	115,409	108,007
Natural gas liquids	121,008	78,483
Total assets	$636,161	$579,861

NOTE 13. COMMITMENTS AND CONTINGENCIES

Contingencies

From time to time, the Partnership is subject to various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership.

    On December 31, 2015, the Partnership received a demand from a customer in its lubricants packaging business for defense and indemnity in connection with various lawsuits filed against it, which generally alleged that the customer engaged in unlawful and deceptive business practices in connection with its marketing and advertising of its private label motor oil (the “Marketing Lawsuits”). The Partnership disputed and continues to dispute that it has any obligation to defend or indemnify the customer for the customer’s conduct. Accordingly, on January 7, 2016, the Partnership filed a Complaint for Declaratory

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2022
(Unaudited)

Judgment in the Chancery Court of Davidson County, Tennessee (the “Tennessee Court”), under Case No. 16-0018-BC, requesting a judicial determination that the Partnership did not owe the customer the demanded defense and indemnity obligations (the “Litigation”). The Marketing Lawsuits pending in federal court against the customer were transferred to the U.S. District Court for the Western District of Missouri under the consolidated case MDL No. 2709 for pretrial proceedings (the “Consolidated Lawsuits”). On March 1, 2017, at the joint request of the customer and the Partnership, the Tennessee Court administratively closed the Litigation. Recently, the customer settled the Consolidated Lawsuits. On December 17, 2021, at the request of the customer, the Tennessee Court reopened the Litigation and the customer asserted various counterclaims against the Partnership seeking, among other things, to recover its costs of defending and settling the Consolidated Lawsuits. At this time, we are unable to determine what ultimate exposure we may have in this matter, if any. The Partnership intends to vigorously defend the counterclaims asserted by the customer in the Litigation. The trial for the Litigation is expected to be held in December of 2023.

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
Level 3: Unobservable inputs that reflect the entity's own assumptions and are not corroborated by market data.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Level 2
	June 30, 2022	December 31, 2021
Commodity derivative contracts, net	$—	$—
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

•Current and non-current portion of long-term debt: The carrying amount of the credit facility approximates fair value due to the debt having a variable interest rate and is in Level 2. The estimated fair value of the 2024 Notes and 2025 Notes (collectively, the "senior notes") is considered Level 2, as the fair value is based upon quoted prices for identical liabilities in markets that are not active.

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
2024 Notes	$51,890	$53,975	$51,317	$55,220
2025 Notes	$290,286	$290,113	$290,667	$307,146
Total	$342,176	$344,088	$341,984	$362,366

NOTE 15. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2022
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

NOTE 16. INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Provision for income taxes	$2,037	$935	$3,578	$1,157

The operations of a partnership are generally not subject to income taxes, except for Texas margin tax, because its income is taxed directly to its partners. Current state income taxes attributable to the Texas margin tax relating to the operation of the Partnership of $80 and $61 were recorded in income tax expense for the three months ended June 30, 2022 and 2021, respectively. Current state income taxes attributable to the Texas margin tax relating to the operation of the Partnership of $256 and $180 were recorded in income tax expense for the six months ended June 30, 2022 and 2021, respectively. Deferred taxes applicable to the Texas margin tax relating to the operation of the Partnership are immaterial.

MTI, a wholly owned subsidiary of the Partnership, is subject to income taxes due to its corporate structure (the "Taxable Subsidiary"). Total income tax expense of $1,957 and $874, related to the operation of the Taxable Subsidiary, for the three months ended June 30, 2022 and 2021, resulted in an effective income tax rate ("ETR") of 21.58% and 40.22%, respectively. Total income tax expense of $3,322 and $977, related to the operation of the Taxable Subsidiary, for the six months ended June 30, 2022 and 2021, resulted in an effective income tax rate ETR of 21.77% and 38.73%, respectively.

The decrease in the ETR for the income taxes during the three and six months ended June 30, 2022 was primarily due to significantly larger pretax income recorded for both the three and six months ended June 30, 2022, compared to the same periods in 2021. The increase in the provision for income taxes for both the three and six months ended June 30, 2022, compared to the same periods in 2021, was primarily due to an increase in income before income taxes in the current period.

    A current federal income tax expense of $404 and $108, related to the operation of the Taxable Subsidiary, was recorded for the three months ended June 30, 2022 and 2021, respectively. A current federal income tax expense of $723 and $123, related to the operation of the Taxable Subsidiary, was recorded for the six months ended June 30, 2022 and 2021, respectively. A current state income tax expense of $170 and $83, related to the operation of the Taxable Subsidiary, was recorded for the three months ended June 30, 2022 and 2021, respectively.A current state income tax expense of $295 and $96, related to the operation of the Taxable Subsidiary, was recorded for the six months ended June 30, 2022 and 2021, respectively.

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

    A deferred tax expense related to the MTI temporary differences of $1,383 and $683 was recorded for the three months ended June 30, 2022 and 2021, respectively. A deferred tax expense related to the MTI temporary differences of $2,304 and $758 was recorded for the six months ended June 30, 2022 and 2021, respectively. A net deferred tax asset of $17,517 and $19,821, related to the cumulative book and tax temporary differences, existed at June 30, 2022 and December 31, 2021, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2022
(Unaudited)

    All income tax positions taken for all open years are more likely than not to be sustained based upon their technical merit under applicable tax laws.

NOTE 17. SUBSEQUENT EVENTS

Quarterly Distribution. On July 20, 2022, the Partnership declared a quarterly cash distribution of $0.005 per common unit for the second quarter of 2022, or $0.020 per common unit on an annualized basis, which will be paid on August 12, 2022 to unitholders of record as of August 5, 2022.

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

    We were formed in 2002 by Martin Resource Management Corporation, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management Corporation has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management Corporation is an important supplier and customer of ours. As of June 30, 2022, Martin Resource Management Corporation owned 15.7% of our total outstanding common limited partner units. Furthermore, on December 28, 2021, Martin Resource Management Corporation indirectly acquired, through its wholly owned subsidiary, Martin Resource LLC, the remaining 49% voting interest (50% economic interest) in MMGP Holdings, LLC ("Holdings"), which is the sole member of Martin Midstream GP LLC ("MMGP"), our general partner. Such interests were previously held by certain affiliated investment funds managed by Alinda Capital Partners, which sold the interests to Senterfitt Holdings Inc. (“Senterfitt”) on November 23, 2021. At such time, Senterfitt granted Martin Resource LLC the right to purchase such interests for a period of ten years, which right was exercised on December 28, 2021. As a result, Martin Resource Management Corporation indirectly owns 100% of MMGP. Martin Resource Management Corporation directs our business operations through its ownership of our general partner. MMGP owns a 2.0% general partner interest in us, and, until November 23, 2021, MMGP owned all of our incentive distribution rights. On November 23, 2021, MMGP contributed to us all of our incentive distribution rights for no consideration, whereupon the incentive distribution rights were cancelled and cease to exist.

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

Significant Recent Developments

Subsequent Events

Quarterly Distribution. On July 20, 2022, we declared a quarterly cash distribution of $0.005 per common unit for the second quarter of 2022, or $0.020 per common unit on an annualized basis, which will be paid on August 12, 2022 to unitholders of record as of August 5, 2022.

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

Related Party Agreements

The Omnibus Agreement requires us to reimburse Martin Resource Management Corporation for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management Corporation for $40.2 million of direct costs and expenses for the three months ended June 30, 2022 compared to $32.6 million for the three months ended June 30, 2021. We reimbursed Martin Resource Management Corporation for $79.3 million of direct costs and expenses for the six months ended June 30, 2022 compared to $63.1 million for the six months ended June 30, 2021. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management Corporation for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.  In each of the three months ended June 30, 2022 and 2021, the Conflicts Committee approved reimbursement amounts of $3.4 million and $3.7 million, respectively. In each of the six months ended June 30, 2022 and 2021, the Conflicts Committee approved reimbursement amounts of $6.7 million and $7.2 million, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management Corporation provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management Corporation’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management Corporation also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

Commercial

We have been and anticipate that we will continue to be both a significant customer and supplier of products and services offered by Martin Resource Management Corporation. In the aggregate, the impact of related party transactions included in total costs and expenses accounted for approximately 18% and 21% of our total costs and expenses during the three months ended June 30, 2022 and 2021, respectively. In the aggregate, the impact of related party transactions included in total costs and expenses accounted for approximately 17% and 20% of our total costs and expenses during the six months ended June 30, 2022 and 2021, respectively.

Correspondingly, Martin Resource Management Corporation is one of our significant customers. Our sales to Martin Resource Management Corporation accounted for approximately 9% and 11% of our total revenues for the three months ended June 30, 2022 and 2021, respectively. Our sales to Martin Resource Management Corporation accounted for approximately 9% and 10% of our total revenues for the six months ended June 30, 2022 and 2021, respectively.

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

The following tables reconcile the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the three and six months ended June 30, 2022 and 2021, which represents EBITDA, Adjusted EBITDA, Distributable Cash Flow, and Adjusted Free Cash Flow:

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net income	6,606	(6,612)	18,084	(4,101)
Adjustments:
Interest expense	12,846	13,309	25,275	26,262
Income tax expense	2,037	935	3,578	1,157
Depreciation and amortization	14,800	14,483	29,286	28,917
EBITDA	36,289	22,115	76,223	52,235
Adjustments:
(Gain) loss on disposition of property, plant and equipment	(246)	(89)	(260)	671
Unrealized mark-to-market on commodity derivatives	—	424	—	205
Lower of cost or market and other non-cash adjustments	2,242	—	2,242	—
Unit-based compensation	45	48	79	288
Adjusted EBITDA	38,330	22,498	78,284	53,399

Reconciliation of Net Cash provided by Operating Activities to Adjusted EBITDA, Distributable Cash Flow, and Adjusted Free Cash Flow

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net cash provided by operating activities	$(2,494)	$2,231	$28,451	$6,085
Interest expense [1]	12,061	12,543	23,707	24,741
Current income tax expense	654	252	1,274	399
Lower of cost or market and other non-cash adjustments	2,242	—	2,242	—
Commodity cash flow hedging gains reclassified to earnings	(82)	—	734	—
Net cash paid for closed commodity derivative positions included in AOCI	(700)	—	(85)	—
Changes in operating assets and liabilities which (provided) used cash:
Accounts and other receivables, inventories, and other current assets	68,797	20,065	64,901	24,252
Trade, accounts and other payables, and other current liabilities	(41,182)	(12,468)	(42,795)	(1,865)
Other	(966)	(125)	(145)	(213)
Adjusted EBITDA	38,330	22,498	78,284	53,399
Adjustments:
Interest expense	(12,846)	(13,309)	(25,275)	(26,262)
Income tax expense	(2,037)	(935)	(3,578)	(1,157)
Deferred income taxes	1,383	683	2,304	758
Amortization of deferred debt issuance costs	785	766	1,568	1,521
Payments for plant turnaround costs	(165)	(20)	(1,600)	(1,694)
Maintenance capital expenditures	(3,155)	(2,370)	(8,554)	(6,441)
Distributable Cash Flow	22,295	7,313	43,149	20,124
Principal payments under finance lease obligations	(60)	(160)	(119)	(2,591)
Expansion capital expenditures	(1,455)	(1,147)	(4,556)	(1,977)
Adjusted Free Cash Flow	$20,780	$6,006	$38,474	$15,556

1 Net of amortization of debt issuance costs and discount, which are included in interest expense but not included in net cash provided by operating activities.

Results of Operations

    The results of operations for the threesix months ended June 30, 2022 and 2021 have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the three and six months ended June 30, 2022 and 2021.  The results of operations for these interim periods are not necessarily indicative of the results of operations which might be expected for the entire year.

Our consolidated and condensed results of operations are presented on a comparative basis below.  There are certain items of income and expense which we do not allocate on a segment basis.  These items, including interest expense and indirect selling, general and administrative expenses, are discussed following the comparative discussion of our results within each segment.

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended June 30, 2022	(in thousands)
Terminalling and storage	$58,410	$(1,779)	$56,631	$5,153	$(1,085)	$4,068
Transportation	60,902	(5,070)	55,832	11,250	(5,095)	6,155
Sulfur services	56,953	—	56,953	9,134	2,866	12,000
Natural gas liquids	97,580	—	97,580	343	3,314	3,657
Indirect selling, general and administrative	—	—	—	(4,390)	—	(4,390)
Total	$273,845	$(6,849)	$266,996	$21,490	$—	$21,490

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended June 30, 2021	(in thousands)
Terminalling and storage	$45,524	$(1,675)	$43,849	$3,698	$(1,122)	$2,576
Transportation	38,349	(3,423)	34,926	696	(3,405)	(2,709)
Sulfur services	38,286	—	38,286	6,308	1,941	8,249
Natural gas liquids	67,232	—	67,232	711	2,586	3,297
Indirect selling, general and administrative	—	—	—	(3,780)	—	(3,780)
Total	$189,391	$(5,098)	$184,293	$7,633	$—	$7,633

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Six Months Ended June 30, 2022	(in thousands)
Terminalling and storage	$112,793	$(3,357)	$109,436	$9,067	$(2,132)	$6,935
Transportation	112,799	(10,257)	102,542	18,231	(10,288)	7,943
Sulfur services	116,076	—	116,076	21,786	5,051	26,837
Natural gas liquids	218,146	(3)	218,143	6,367	7,369	13,736
Indirect selling, general and administrative	—	—	—	(8,512)	—	(8,512)
Total	$559,814	$(13,617)	$546,197	$46,939	$—	$46,939

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Six Months Ended June 30, 2021	(in thousands)
Terminalling and storage	$85,358	$(3,270)	$82,088	$7,128	$(2,244)	$4,884
Transportation	72,318	(7,577)	64,741	(641)	(7,571)	(8,212)
Sulfur services	73,121	—	73,121	12,750	3,852	16,602
Natural gas liquids	165,317	—	165,317	11,781	5,963	17,744
Indirect selling, general and administrative	—	—	—	(7,699)	—	(7,699)
Total	$396,114	$(10,847)	$385,267	$23,319	$—	$23,319

Terminalling and Storage Segment

Comparative Results of Operations for the Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,		Variance	Percent Change
	2022	2021
	(In thousands, except BBL per day)
Revenues:
Services	$22,190	$20,358	$1,832	9%
Products	36,220	25,166	11,054	44%
Total revenues	58,410	45,524	12,886	28%

Cost of products sold	28,955	20,759	8,196	39%
Operating expenses	14,925	12,664	2,261	18%
Selling, general and administrative expenses	1,654	1,468	186	13%
Depreciation and amortization	7,731	6,996	735	11%
	5,145	3,637	1,508	41%
Other operating income, net	8	61	(53)	(87)%
Operating income	$5,153	$3,698	$1,455	39%

Shore-based throughput volumes (guaranteed minimum) (gallons)	20,000	20,000	—	—%
Smackover refinery throughput volumes (guaranteed minimum BBL per day)	6,500	6,500	—	—%

Services revenues. Services revenues increased $1.8 million, of which $1.2 million was primarily a result of natural gas surcharge revenue, $0.2 million in reservation fees and $0.2 million in throughput fees at the Smackover refinery. Our specialty and shore-based terminals both increased $0.1 million as a result of increased throughput revenue.

Products revenues. A 38% increase in average sales price combined with a 4% rise in sales volumes at our blending and packaging facilities resulted in an $11.0 million increase to products revenues.

Cost of products sold. A 34% increase in average cost per gallon combined with a 4% rise in sales volumes at our blending and packaging facilities resulted in an $8.2 million increase in cost of products sold.

Operating expenses. Operating expenses increased primarily as a result of utilities of $1.7 million and employee-related expenses of $0.4 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased primarily as a result of employee-related expenses.

Depreciation and amortization. The increase in depreciation and amortization is primarily the result of capital expenditures, offset by asset disposals.

Other operating income, net. Other operating income, net represents gains and losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,		Variance	Percent Change
	2022	2021
	(In thousands, except BBL per day)
Revenues:
Services	$43,146	$40,317	$2,829	7%
Products	69,647	45,041	24,606	55%
Total revenues	112,793	85,358	27,435	32%

Cost of products sold	56,152	35,700	20,452	57%
Operating expenses	28,837	25,457	3,380	13%
Selling, general and administrative expenses	3,365	2,967	398	13%
Depreciation and amortization	15,337	14,101	1,236	9%
	9,102	7,133	1,969	28%
Other operating loss, net	(35)	(5)	(30)	(600)%
Operating income	$9,067	$7,128	$1,939	27%

Shore-based throughput volumes (guaranteed minimum) (gallons)	40,000	40,000	—	—%
Smackover refinery throughput volumes (guaranteed minimum) (BBL per day)	6,500	6,500	—	—%

Services revenues. Services revenues increased $2.8 million, of which $1.4 million was a result of natural gas surcharge revenue, $0.5 million in throughput fees and $0.5 million in reservation fees at the Smackover refinery. In addition, the revenue at our shore-based terminals increased $0.2 million related to space rent of $0.1 million and throughput revenue of $0.1 million. The revenue at our specialty terminals increased $0.3 million as a result of increases in throughput revenue of $0.2 million and service revenue of $0.1 million.

Products revenues. A 40% increase in average sales price and a 10% rise in sales volumes at our blending and packaging facilities resulted in a $24.6 million increase to products revenues.

Cost of products sold. A 43% increase in average cost per gallon and a 10% rise in sales volumes at our blending and packaging facilities resulted in a $20.4 million increase in cost of products sold.

Operating expenses. Operating expenses increased primarily as a result of utilities of $2.7 million and employee-related expenses of $0.5 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased primarily as a result of employee-related expenses.

Depreciation and amortization. The increase in depreciation and amortization is primarily the result of capital expenditures, offset by asset disposals.

Other operating loss, net. Other operating loss, net represents gains and losses from the disposition of property, plant and equipment.

Transportation Segment

Comparative Results of Operations for the Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,		Variance	Percent Change
	2022	2021
	(In thousands)
Revenues	$60,902	$38,349	$22,553	59%
Operating expenses	44,528	31,485	13,043	41%
Selling, general and administrative expenses	1,788	1,858	(70)	(4)%
Depreciation and amortization	3,590	4,331	(741)	(17)%
	10,996	675	10,321	1,529%
Other operating income, net	254	21	233	1,110%
Operating income	$11,250	$696	$10,554	1,516%

Marine Transportation Revenues. Inland revenues increased $3.2 million, primarily related to higher utilization and transportation rates. Offshore revenues increased $0.8 million primarily due to higher utilization and transportation rates. Additionally, ancillary revenue increased $1.4 million.

Land Transportation Revenues. Revenue increased primarily due to a 16% increase in load count combined with a 5% increase in total miles.

Operating expenses. The increase in operating expenses is primarily a result of increases in employee-related expenses of $6.6 million, pass-through expenses (primarily fuel) of $4.3 million, repairs and maintenance of $0.6 million, insurance premiums of $0.5 million, outside towing of $0.4 million, recruitment expense of $0.2 million and lease expense of $0.2 million.

Selling, general and administrative expenses. Selling, general and administrative expenses remained relatively consistent.

Depreciation and amortization. Depreciation and amortization decreased as a result of disposals, offset by capital expenditures.

Other operating income, net. Other operating income, net represents gains from the disposition of property, plant and equipment.

Comparative Results of Operations for the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,		Variance	Percent Change
	2022	2021
	(In thousands)
Revenues	$112,799	$72,318	$40,481	56%
Operating expenses	83,730	60,989	22,741	37%
Selling, general and administrative expenses	3,958	3,658	300	8%
Depreciation and amortization	7,163	8,329	(1,166)	(14)%
	$17,948	$(658)	$18,606	2,828%
Other operating income (loss), net	283	17	266	1,565%
Operating income	$18,231	$(641)	$18,872	2,944%

Marine Transportation Revenues. Inland revenues increased $5.2 million, primarily related to higher utilization and transportation rates. Offshore revenues increased $2.0 million primarily due to higher utilization and transportation rates. Additionally, ancillary revenue increased $2.6 million.

Land Transportation Revenues. Revenue increased primarily due to a 14% increase in load count combined with a 4% increase in total miles.

Operating expenses. The increase in operating expenses is primarily a result of employee-related expenses of $11.7 million, pass through expenses of $7.6 million, insurance premiums of $0.8 million, repairs and maintenance of $0.7 million, outside towing of $0.7 million, recruitment expenses of $0.5 million and lease expense of $0.2 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased primarily due to higher employee-related expenses.

Depreciation and amortization. Depreciation and amortization decreased as a result of disposals, offset by capital expenditures.

Other operating income (loss), net. Other operating income (loss), net represents losses from the disposition of property, plant and equipment.

Sulfur Services Segment

Comparative Results of Operations for the Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,		Variance	Percent Change
	2022	2021
	(In thousands)
Revenues:
Services	$3,084	$2,949	$135	5%
Products	53,869	35,337	18,532	52%
Total revenues	56,953	38,286	18,667	49%

Cost of products sold	39,181	25,397	13,784	54%
Operating expenses	4,227	2,804	1,423	51%
Selling, general and administrative expenses	1,537	1,215	322	27%
Depreciation and amortization	2,882	2,568	314	12%
	9,126	6,302	2,824	45%
Other operating income, net	8	6	2	33%
Operating income	$9,134	$6,308	$2,826	45%

Sulfur (long tons)	118	146	(28)	(19)%
Fertilizer (long tons)	62	84	(22)	(26)%
Total sulfur services volumes (long tons)	180	230	(50)	(22)%

Services revenues.  Services revenues increased slightly as a result of a contractually prescribed, index-based fee adjustment.

Products revenues.  Products revenues increased $33.5 million as a result of a 52% rise in average sulfur services sales prices. Products revenues decreased an offsetting $15.0 million due to a 22% decrease in sales volumes, primarily related to a 26% decrease in fertilizer volumes.

Cost of products sold.  A 54% increase in product cost impacted cost of products sold by $24.7 million, resulting from a rise in commodity prices. A 22% decrease in sales volumes resulted in an offsetting decrease in cost of products sold of $10.9 million.  Margin per ton increased $38.38, or 89%.

Operating expenses.  Operating expenses increased due to increases in marine fuel and lube expense of $0.6 million, outside towing of $0.4 million, marine repairs and maintenance of $0.2 million, assist tugs of $0.1 million, and contract labor of $0.1 million.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased primarily due to higher employee-related expenses.

Depreciation and amortization.   Depreciation and amortization increased due to certain assets being put into service as well as an increase in amortization of turnaround costs.

Other operating income, net.  Other operating income, net represents gains and losses on the disposition of property, plant and equipment.

Comparative Results of Operations for the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,		Variance	Percent Change
	2022	2021
	(In thousands)
Revenues:
Services	$6,168	$5,899	$269	5%
Products	109,908	67,222	42,686	64%
Total revenues	116,076	73,121	42,955	59%

Cost of products sold	78,439	47,820	30,619	64%
Operating expenses	7,255	4,813	2,442	51%
Selling, general and administrative expenses	3,041	2,456	585	24%
Depreciation and amortization	5,591	5,288	303	6%
	21,750	12,744	9,006	71%
Other operating income, net	36	6	30	500%
Operating income	$21,786	$12,750	$9,036	71%

Sulfur (long tons)	232	219	13	6%
Fertilizer (long tons)	146	179	(33)	(18)%
Total sulfur services volumes (long tons)	378	398	(20)	(5)%

Services revenues.  Services revenues increased slightly as a result of a contractually prescribed, index-based fee adjustment.

Products revenues.  Products revenues increased $48.5 million as a result of a 64% rise in average sulfur services sales prices. Products revenues decreased $5.8 million due to a 5% decrease in sales volumes, primarily related to an 18% decrease in fertilizer volumes.

Cost of products sold.  A 64% increase in product cost impacted cost of products sold by $34.8 million, resulting from a rise in commodity prices. A 5% decrease in sales volumes resulted in an offsetting decrease in cost of products sold of $4.2 million.

Operating expenses.  Operating expenses increased due to increases in marine fuel and lube expense of $1.3 million, outside towing of $0.5 million, marine repairs and maintenance of $0.2 million, assist tugs of $0.2 million, contract labor of $0.2 million, and insurance premiums and claims of $0.1 million. Offsetting was a decrease in employee-related expenses of $0.1 million.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased primarily due to higher employee-related expenses.

Depreciation and amortization.   Depreciation and amortization increased due to an increase in amortization of turnaround costs offset by a decrease in depreciation as a result of certain assets being fully depreciated in the prior period.

Other operating income, net. Other operating income, net represents gains and losses from the disposition of property, plant and equipment.

Natural Gas Liquids Segment

Comparative Results of Operations for the Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,		Variance	Percent Change
	2022	2021
	(In thousands)
Products revenues	$97,580	$67,232	$30,348	45%
Cost of products sold	94,898	64,176	30,722	48%
Operating expenses	1,121	1,061	60	6%
Selling, general and administrative expenses	597	697	(100)	(14)%
Depreciation and amortization	597	588	9	2%
	367	710	(343)	(48)%
Other operating income (loss), net	(24)	1	(25)	(2,500)%
Operating income	$343	$711	$(368)	(52)%

NGL sales volumes (Bbls)	1,153	1,259	(106)	(8)%

    Products Revenues. Our average sales price per barrel increased $31.23, or 58%, increasing revenues by $39.3 million. The increase in average sales price per barrel was due to a rise in commodity prices. Sales volumes decreased 8%, lowering revenues by $9.0 million.

Cost of products sold.  Our average cost per barrel increased $31.33, or 62%, increasing cost of products sold by $39.5 million.  The increase in average cost per barrel was due to a rise in commodity prices.  The decrease in sales volume of 8% resulted in a $8.7 million reduction to cost of products sold. Our margins declined $0.10 per barrel, or 4%, during the period.

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

Comparative Results of Operations for the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,		Variance	Percent Change
	2022	2021
	(In thousands)
Products revenues	$218,146	$165,317	$52,829	32%
Cost of products sold	206,054	146,688	59,366	40%
Operating expenses	2,187	2,056	131	6%
Selling, general and administrative expenses	2,319	2,904	(585)	(20)%
Depreciation and amortization	1,195	1,199	(4)	—%
	6,391	12,470	(6,079)	(49)%
Other operating loss, net	(24)	(689)	665	97%
Operating income	$6,367	$11,781	$(5,414)	(46)%

NGL sales volumes (Bbls)	2,750	3,404	(654)	(19)%

    Products Revenues. Our average sales price per barrel increased $30.76, or 63%, increasing revenues by $104.7 million. The increase in average sales price per barrel was due to a rise in commodity prices. Sales volumes decreased 19%, lowering revenues by $51.9 million.

Cost of products sold.  Our average cost per barrel increased $31.84, or 74%, increasing cost of products sold by $108.4 million.  The increase in average cost per barrel was the result of an increase in market prices.  The decrease in sales volume of 19% resulted in a $49.0 million reduction to cost of products sold. Our margins declined $1.08 per barrel, or 20%.

    Operating expenses.  Operating expenses remained relatively consistent.

Selling, general and administrative expenses.  Selling, general and administrative decreased primarily as a result of decreased compensation expense.

Depreciation and amortization. Depreciation and amortization remained relatively consistent.

Other operating loss, net.  Other operating income, net represents losses from the disposition of property, plant and equipment.

Interest Expense, Net

Comparative Components of Interest Expense, Net for the Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,		Variance	Percent Change
	2022	2021
	(In thousands)
Credit facility	$1,663	$2,226	$(563)	(25)%
Senior notes	9,831	9,846	(15)	—%
Amortization of deferred debt issuance costs	785	766	19	2%
Other	564	466	98	21%
Finance leases	3	5	(2)	(40)%
Total interest expense, net	$12,846	$13,309	$(463)	(3)%

Comparative Components of Interest Expense, Net for the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,		Variance	Percent Change
	2022	2021
	(In thousands)
Credit facility	$3,586	$4,317	$(731)	(17)%
Senior notes	19,136	19,503	(367)	(2)%
Amortization of deferred debt issuance costs	1,568	1,521	47	3%
Other	979	907	72	8%
Finance leases	6	14	(8)	(57)%
Total interest expense, net	$25,275	$26,262	$(987)	(4)%

Indirect Selling, General and Administrative Expenses

	Three Months Ended June 30,		Variance	Percent Change	Six Months Ended June 30,		Variance	Percent Change
	2022	2021			2022	2021
	(In thousands)				(In thousands)
Indirect selling, general and administrative expenses	$4,390	$3,780	$610	16%	$8,512	$7,699	$813	11%

    Indirect selling, general and administrative expenses increased for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to an increase in employee-related expenses of $0.8 million, offset by a $0.2 million decrease in the indirect expenses allocated from Martin Resource Management Corporation. Indirect selling, general and administrative expenses increased for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to an increase in employee-related expenses of $1.2 million, offset by a $0.4 million decrease in the indirect expenses allocated from Martin Resource Management Corporation.

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

    Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. The Conflicts Committee of our general partner approved the following reimbursement amounts during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Variance	Percent Change	Six Months Ended June 30,		Variance	Percent Change
	2022	2021			2022	2021
	(In thousands)				(In thousands)
Conflicts Committee approved reimbursement amount	$3,373	$3,652	$(279)	(8)%	$6,745	$7,193	$(448)	(6)%

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

Cash Flows - Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

    The following table details the cash flow changes between the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Variance	Percent Change
	2022	2021
	(In thousands)
Net cash provided by (used in):
Operating activities	$28,451	$6,085	$22,366	368%
Investing activities	(15,545)	(9,761)	(5,784)	(59)%
Financing activities	(12,915)	(601)	(12,314)	(2,049)%
Net increase (decrease) in cash and cash equivalents	$(9)	$(4,277)	$4,268	100%

    Net cash provided by operating activities. The increase in net cash provided by operating activities for the six months ended June 30, 2022 includes an increase in operating results of $22.2 million and a favorable variance in working capital of $0.3 million. Offsetting this increase was a combined $0.1 million decrease in other non-cash charges and other non-current assets and liabilities.

    Net cash used in investing activities. Net cash used in investing activities for the six months ended June 30, 2022 increased $5.8 million. A rise in cash used of $6.3 million resulted from higher payments for capital expenditures and plant turnaround costs in 2022. Offsetting, net proceeds from the sale of property, plant and equipment increased $0.6 million.

    Net cash used in financing activities. Net cash used in financing activities for the six months ended June 30, 2022 increased primarily as a result of a $13.8 million increase in net payments of long-term borrowings and a $1.3 million increase in cash used related to additional additional consideration paid to Martin Resource Management related to its acquisition of MTI. Offsetting, payments of finance lease obligations decreased $2.5 million.

Total Contractual Obligations

A summary of our total contractual cash obligations as of June 30, 2022, is as follows:

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Credit facility	$149,000	$—	$149,000	$—	$—
11.5% senior secured notes, due 2025	291,381	—	291,381	—	—
10.0% senior secured notes, due 2024	53,750	—	53,750	—	—
Throughput commitment	1,041	1,041	—	—	—
Operating leases	35,620	9,463	11,485	6,718	7,954
Finance lease obligations	169	169	—	—	—
Interest payable on finance lease obligations	3	3	—	—	—
Interest payable on fixed long-term debt obligations	98,315	38,884	59,431	—	—
Total contractual cash obligations	$629,279	$49,560	$565,047	$6,718	$7,954

The interest payable under our credit facility is not reflected in the above table because such amounts depend on the  outstanding balances and interest rates, which vary from time to time.

Letters of Credit.  At June 30, 2022, we had outstanding irrevocable letters of credit in the amount of $39.0 million, which were issued under our credit facility.

Off-Balance Sheet Arrangements.  We do not have any off-balance sheet financing arrangements.

Description of Our Indebtedness

Credit Facility

At June 30, 2022, we maintained a $275.0 million credit facility that matures on August 31, 2023. As of June 30, 2022, we had $149.0 million outstanding under the credit facility and $39.0 million of outstanding irrevocable letters of credit, leaving a maximum available amount to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $87.0 million. After giving effect to our then current borrowings, letters of credit, and the financial covenants contained in our credit facility, we had the ability to borrow approximately $87.0 million in additional amounts thereunder as of June 30, 2022.
The credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.  During the six months ended June 30, 2022, the level of outstanding draws on our credit facility has ranged from a low of $141.5 million to a high of $177.0 million.

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

    Indebtedness under the credit facility bears interest at our option at the Eurodollar Rate (LIBOR), with a floor for LIBOR of 1%, plus an applicable margin, or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin. We pay a per annum fee on all letters of credit issued under the credit facility, and we pay a commitment fee per annum on the unused revolving credit commitments under the credit facility. The letter of credit fee, the commitment fee and the applicable margins for our interest rate vary quarterly based on our total leverage ratio (as defined in the credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows as of June 30, 2022:

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

    The applicable margin for LIBOR borrowings at June 30, 2022 is 3.25%, with a 1% floor for LIBOR. The applicable margin for LIBOR borrowings effective July 20, 2022 is 3.00%. The credit facility includes financial covenants that are tested on a quarterly basis, based on the rolling four quarter period that ends on the last day of each fiscal quarter.

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

    On June 30, 2022, we had cash and cash equivalents of $0.0 million and available borrowing capacity of $87.0 million under our credit facility with $149.0 million of borrowings outstanding. After giving effect to our then current borrowings, letters of credit, and the financial covenants contained in our credit facility, we had the ability to borrow approximately $87.0 million in additional amounts thereunder as of June 30, 2022. Our credit facility matures on August 31, 2023.

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

    We are in compliance with all debt covenants as of June 30, 2022 and expect to be in compliance for the next twelve months.

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

Impact of Inflation

    Inflation did not have a material impact on our results of operations for the six months ended June 30, 2022 or 2021. Inflation may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

    Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the six months ended June 30, 2022 or 2021.

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

Our hedging strategy is designed to protect us from excessive pricing volatility. However, since we do not typically hedge 100% of our exposure, abnormal price volatility in any of these commodity markets could influence operating income. We have no outstanding hedging positions as of June 30, 2022.
For derivatives designated in cash flow hedging relationships, we record the gains and losses from the use of these instruments in accumulated other comprehensive income (loss) on the consolidated balance sheets and subsequently recognize the accumulated gains and losses into cost of products sold in the same period when the associated underlying transactions occur. At June 30, 2022, accumulated other comprehensive income (loss) included $0.2 million in unrealized gains for these derivative instruments. All other commodity derivatives are marked-to-market and recognized into cost of products sold with the offset recognized as an asset or accrued liability. See Note 8 of the consolidated financial statements for further information on our outstanding derivatives.

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 5.00% as of June 30, 2022.  Based on the amount of unhedged floating rate debt owed by us on June 30, 2022, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $1.5 million annually.

We are not exposed to changes in interest rates with respect to our 2024 Notes and 2025 Notes as these obligations are fixed rate.  Based on the quoted prices for identical liabilities in markets that are not active at June 30, 2022, the estimated fair value of the 2024 Notes and 2025 Notes was $53.8 million and $290.1 million, respectively. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of a 100 basis point increase in interest rates. Such an increase in interest rates at June 30, 2022, would result in a $0.6 million decrease in the fair value of our 2024 Notes and a $5.9 million decrease in the fair value of our 2025 Notes.

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

10.1
First Amendment to Martin Midstream Partners L.P. 2021 Phantom Unit Plan, effective as of April 20, 2022 (filed as Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed April 26, 2022, and incorporated herein by reference).

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

101	Inline Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022, formatted in Extensible Business Reporting Language: (1) the Consolidated and Condensed Balance Sheets; (2) the Consolidated and Condensed Statements of Income; (3) the Consolidated and Condensed Statements of Comprehensive Income (4) the Consolidated and Condensed Statements of Cash Flows; (5) the Consolidated and Condensed Statements of Capital; and (6) the Notes to Consolidated and Condensed Financial Statements.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (contained in Exhibit 101).

* Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

July 25, 2022	By:	/s/ Sharon L. Taylor
Sharon L. Taylor
Vice President and Chief Financial Officer