Form 10-Q
period 2022-09-30
MARTIN MIDSTREAM PARTNERS L.P.
filed 2022-11-03
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2022
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
 The number of the registrant’s Common Units outstanding at November 3, 2022, was 38,850,750.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Cash	$45	$52
Accounts and other receivables, less allowance for doubtful accounts of $448 and $311, respectively	77,148	84,199
Inventories	135,638	62,120
Due from affiliates	2,393	14,409
Other current assets	17,134	12,908
Total current assets	232,358	173,688

Property, plant and equipment, at cost	904,159	898,770
Accumulated depreciation	(578,277)	(553,300)
Property, plant and equipment, net	325,882	345,470

Goodwill	16,823	16,823
Right-of-use assets	33,817	21,861
Deferred income taxes, net	16,210	19,821
Other assets, net	2,895	2,198
Total assets	$627,985	$579,861

Liabilities and Partners’ Capital (Deficit)
Current installments of long-term debt and finance lease obligations	$200,651	$280
Trade and other accounts payable	74,056	70,342
Product exchange payables	711	1,406
Due to affiliates	13,777	1,824
Income taxes payable	613	385
Other accrued liabilities	21,020	29,850
Total current liabilities	310,828	104,087

Long-term debt, net	342,566	498,871
Finance lease obligations	—	9
Operating lease liabilities	25,485	15,704
Other long-term obligations	8,323	9,227
Total liabilities	687,202	627,898

Commitments and contingencies
Partners’ capital (deficit)	(59,217)	(48,853)
Accumulated other comprehensive income (loss)	—	816
Total partners’ capital (deficit)	(59,217)	(48,037)
Total liabilities and partners' capital (deficit)	$627,985	$579,861

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Terminalling and storage *	$20,007	$18,980	$59,859	$56,060
Transportation *	58,993	39,079	161,535	103,820
Sulfur services	3,085	2,950	9,253	8,849
Product sales: *
Natural gas liquids	80,891	91,764	299,034	257,081
Sulfur services	25,783	27,887	135,691	95,109
Terminalling and storage	40,546	30,598	110,130	75,606
	147,220	150,249	544,855	427,796
Total revenues	229,305	211,258	775,502	596,525

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas liquids *	94,668	85,137	293,350	225,862
Sulfur services *	25,230	20,266	100,078	65,657
Terminalling and storage *	32,289	24,167	87,267	58,895
	152,187	129,570	480,695	350,414
Expenses:
Operating expenses *	66,158	50,098	186,735	142,045
Selling, general and administrative *	10,273	9,739	31,420	29,308
Depreciation and amortization	13,721	13,945	43,007	42,862
Total costs and expenses	242,339	203,352	741,857	564,629

Other operating income (loss), net	790	61	1,050	(610)
Gain on involuntary conversion of property, plant and equipment	—	186	—	186
Operating income (loss)	(12,244)	8,153	34,695	31,472

Other income (expense):
Interest expense, net	(13,906)	(14,110)	(39,181)	(40,372)
Other, net	(2)	—	(4)	(1)
Total other expense	(13,908)	(14,110)	(39,185)	(40,373)

Net loss before taxes	(26,152)	(5,957)	(4,490)	(8,901)
Income tax expense	(1,891)	(954)	(5,469)	(2,111)
Net loss	(28,043)	(6,911)	(9,959)	(11,012)
Less general partner's interest in net loss	561	138	199	220
Less loss allocable to unvested restricted units	90	20	39	30
Limited partners' interest in net loss	$(27,392)	$(6,753)	$(9,721)	$(10,762)

Net loss per unit attributable to limited partners - basic	$(0.71)	$(0.17)	$(0.25)	$(0.28)
Net loss per unit attributable to limited partners - diluted	$(0.71)	$(0.17)	$(0.25)	$(0.28)
Weighted average limited partner units - basic	38,726,388	38,687,874	38,725,933	38,689,434
Weighted average limited partner units - diluted	38,726,388	38,687,874	38,725,933	38,689,434
See accompanying notes to consolidated and condensed financial statements.

*Related Party Transactions Shown Below

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:*
Terminalling and storage	$16,065	$15,866	$49,685	$46,741
Transportation	7,111	5,564	20,862	14,463
Product Sales	61	68	477	253
Costs and expenses:*
Cost of products sold: (excluding depreciation and amortization)
Sulfur services	2,616	2,441	7,884	7,379
Terminalling and storage	10,202	7,259	30,062	18,863
Expenses:
Operating expenses	23,856	20,088	68,682	58,046
Selling, general and administrative	7,626	7,659	23,932	23,624

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net loss	$(28,043)	$(6,911)	$(9,959)	$(11,012)
Changes in fair values of commodity cash flow hedges	—	(5,999)	—	(5,999)
Commodity cash flow hedging (gains) reclassified to earnings	(167)	—	(816)	—
Comprehensive loss	$(28,210)	$(12,910)	$(10,775)	$(17,011)

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL (DEFICIT)
(Unaudited)
(Dollars in thousands)

	Partners’ Capital (Deficit)
	Common Limited		General Partner Amount	Accumulated Other Comprehensive Income (Loss)
	Units	Amount			Total
Balances - January 1, 2021	38,851,174	$(48,776)	$1,905	$—	$(46,871)
Net loss	—	(10,792)	(220)	—	(11,012)
Issuance of restricted units	42,168	—	—	—	—
Forfeiture of restricted units	(83,436)	—	—	—	—
General partner contribution	—	—	—	—	—
Cash distributions	—	(581)	(12)	—	(593)
Unit-based compensation	—	336	—	—	336
Purchase of treasury units	(7,156)	(17)	—	—	(17)
Gain recognized in AOCI on commodity cash flow hedges	—	—	—	(5,999)	(5,999)
Balances - September 30, 2021	38,802,750	$(59,830)	$1,673	$(5,999)	$(64,156)

Balances - January 1, 2022	38,802,750	$(50,741)	$1,888	$816	$(48,037)
Net loss	—	(9,760)	(199)	—	(9,959)
Issuance of restricted units	48,000	—	—	—	—
Cash distributions	—	(583)	(12)	—	(595)
Unit-based compensation	—	125	—	—	125
Gain reclassified from AOCI into income on commodity cash flow hedges	—	—	—	(816)	(816)
Excess purchase price over carrying value of acquired assets	—	65	—	—	65
Balances - September 30, 2022	38,850,750	$(60,894)	$1,677	$—	$(59,217)

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(9,959)	$(11,012)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,007	42,862
Amortization of deferred debt issuance costs	2,356	2,585
Deferred income tax expense	3,611	1,419
(Gain) loss on sale of property, plant and equipment, net	(1,050)	610
Gain on involuntary conversion of property, plant and equipment	—	(186)
Derivative (income) loss	(901)	1,825
Net cash paid for commodity derivatives	85	(2,982)
Non cash unit-based compensation	125	336
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	7,076	(22,924)
Inventories	(73,518)	(44,353)
Due from affiliates	12,016	4,674
Other current assets	(4,824)	(1,912)
Trade and other accounts payable	6,053	21,092
Product exchange payables	(695)	1,014
Due to affiliates	11,953	5,034
Income taxes payable	228	(155)
Other accrued liabilities	(13,435)	(10,536)
Change in other non-current assets and liabilities	1,116	203
Net cash used in operating activities	(16,756)	(12,406)

Cash flows from investing activities:
Payments for property, plant and equipment	(21,019)	(11,449)
Payments for plant turnaround costs	(4,262)	(2,679)
Proceeds from involuntary conversion of property, plant and equipment	—	274
Proceeds from sale of property, plant and equipment	2,209	225
Net cash used in continuing investing activities	(23,072)	(13,629)

Cash flows from financing activities:
Payments of long-term debt	(299,089)	(211,790)
Payments under finance lease obligations	(180)	(2,648)
Proceeds from long-term debt	341,000	243,500
Purchase of treasury units	—	(17)
Payment of debt issuance costs	(30)	(592)
Excess purchase price over carrying value of acquired assets	(1,285)	—
Cash distributions paid	(595)	(593)
Net cash provided by financing activities	39,821	27,860

Net increase (decrease) in cash	(7)	1,825
Cash at beginning of period	52	4,958
Cash at end of period	$45	$6,783
Non-cash additions to property, plant and equipment	$2,240	$749

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2022
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2022
(Unaudited)

NOTE 3. REVENUE

    The following table disaggregates our revenue by major source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Terminalling and storage segment
Lubricant product sales	$40,546	$30,598	$110,130	$75,606
Throughput and storage	20,007	18,980	59,859	56,060
	$60,553	$49,578	$169,989	$131,666
Natural gas liquids segment
Natural gas liquids product sales	80,891	91,764	299,034	257,081
	$80,891	$91,764	$299,034	$257,081
Sulfur services segment
Sulfur product sales	$10,341	$7,768	$33,975	$22,222
Fertilizer product sales	15,442	20,119	101,716	72,887
Sulfur services	3,085	2,950	9,253	8,849
	$28,868	$30,837	$144,944	$103,958
Transportation segment
Land transportation	$45,604	$30,273	$124,089	$80,715
Inland transportation	11,542	7,465	31,997	20,822
Offshore transportation	1,847	1,341	5,449	2,283
	$58,993	$39,079	$161,535	$103,820

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

Terminalling and Storage Segment

    Revenue is recognized for storage contracts based on the contracted monthly tank fixed fee.  For throughput contracts, revenue is recognized based on the volume moved through the Partnership’s terminals at the contracted rate.  For the Partnership’s tolling agreement, revenue is recognized based on the contracted monthly reservation fee and throughput volumes moved through the facility.  When lubricants and drilling fluids are sold by truck or rail, revenue is recognized when title is transferred, which is generally when the product leaves the Partnership's facility, depending on the specific terms of the contract. Delivery of product is invoiced as the transaction occurs and is generally paid within a month. Throughput and storage revenue in the table above includes non-cancelable revenue arrangements that are under the scope of ASC 842, whereby the Partnership has committed certain Terminalling and Storage assets in exchange for a minimum fee.

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
September 30, 2022
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

	2022	2023	2024	2025	2026	Thereafter	Total
Terminalling and storage
Throughput and storage	$10,295	$42,247	$43,571	$44,878	$46,164	$252,476	$439,631
Natural Gas Services
Natural Gas Liquids	1,457	5,782	5,798	5,782	3,358	—	22,177
Sulfur services
Sulfur product sales	4,426	17,703	15,993	3,656	1,931	295	44,004
Total	$16,178	$65,732	$65,362	$54,316	$51,453	$252,771	$505,812

NOTE 4. INVENTORIES

Components of inventories at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Natural gas liquids	$85,041	$20,034
Sulfur	1,093	612
Fertilizer	21,052	13,005
Lubricants	23,800	23,876
Other	4,652	4,593
	$135,638	$62,120

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2022
(Unaudited)

NOTE 5. DEBT

At September 30, 2022 and December 31, 2021, long-term debt consisted of the following:

	September 30, 2022	December 31, 2021
$275,000 Credit facility at variable interest rate (5.85%[1] weighted average at September 30, 2022), due August 2023 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries, net of unamortized debt issuance costs of $1,457 and $2,613, respectively [2]	$200,543	$156,887
$53,750 Senior notes due February 2024, 10.0% interest, net of unamortized debt issuance costs of $1,574 and $2,433, respectively, secured [2,3]	52,176	51,317
$291,381 Senior notes due February 2025, 11.5% interest, net of unamortized debt issuance costs of $990 and $1,303, respectively, secured [2,3,4]	290,390	290,667
Total	543,109	498,871
Less: current portion	(200,543)	—
Total long-term debt, net of current portion	$342,566	$498,871

Current installments of finance lease obligations	$108	$280
Finance lease obligations	—	9
Total finance lease obligations	$108	$289

    1 Interest rate fluctuates based on LIBOR (set on the date of each advance) or the base prime rate plus an applicable margin. The margin is set every three months. All amounts outstanding at December 31, 2021 and September 30, 2022 were at LIBOR plus an applicable margin with LIBOR having a floor of 1.00% per annum. The applicable margin for revolving loans that are LIBOR loans currently ranges from 2.75% to 4.00%, and the applicable margin for revolving loans that are base prime rate loans currently ranges from 1.75% to 3.00%.  The applicable margin for LIBOR borrowings at September 30, 2022 is 3.00%. The applicable margin for LIBOR borrowings effective November 2, 2022 is 3.25%. The credit facility contains various covenants that limit the Partnership’s ability to make distributions; make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management Corporation (the "Omnibus Agreement"). The credit facility was amended on July 16, 2021 to, among other things, reduce the commitments thereunder from $300,000 to $275,000.

    2 The Partnership was in compliance with all debt covenants as of September 30, 2022 and December 31, 2021, respectively.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2022
(Unaudited)

As of September 30, 2022, the Partnership’s credit facility is due within twelve months and outstanding borrowings have therefore been presented as a current liability on the Consolidated and Condensed Balance Sheets at September 30, 2022. If the Partnership is unable to extend the maturity date of the credit facility by August 31, 2023, the Partnership's ability to meet its obligations would be adversely affected. Failure to extend the maturity date would result in the potential foreclosure on the collateral securing such debt, and could cause a cross-default under other agreements, which could also result in the acceleration of those obligations by the counterparties to those agreements. Pending the successful extension of the maturity date of the credit facility, the conditions described above have raised substantial doubt about the Partnership’s ability to continue as a going concern. The Partnership’s management is in the process of refinancing the credit facility and presently believes the measures being taken will enable the Partnership to successfully extend the maturity date of the credit facility, although no assurance can be given.

    The Partnership paid cash interest in the amount of $22,628 and $22,635 for the three months ended September 30, 2022 and 2021, respectively.  There was no capitalized interest for the three months ended September 30, 2022 and 2021, respectively. The Partnership paid cash interest in the amount of $46,738 and $48,630 for the nine months ended September 30, 2022 and 2021, respectively.  There was no capitalized interest for the nine months ended September 30, 2022 and 2021, respectively.

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

    The components of lease expense for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30, 2022
	2022	2021	2022	2021
Operating lease cost	$2,760	$2,485	$7,571	$6,987
Finance lease cost:
Amortization of right-of-use assets	$24	25	$74	140
Interest on lease liabilities	$1	5	$8	21
Short-term lease cost	$3,157	2,324	$8,662	7,905
Variable lease cost	$48	$28	$132	$87
Total lease cost	$5,990	$4,867	$16,447	$15,140

Supplemental balance sheet information related to leases at September 30, 2022 and December 31, 2021 was as follows:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2022
(Unaudited)

	September 30, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$33,817	$21,861

Current portion of operating lease liabilities included in "Other accrued liabilities"	$8,752	$6,600
Operating lease liabilities	$25,485	15,704
Total operating lease liabilities	$34,237	$22,304

Finance Leases
Property, plant and equipment, at cost	$1,071	$1,071
Accumulated depreciation	$(438)	(364)
Property, plant and equipment, net	$633	$707

Current installments of finance lease obligations	$108	$280
Finance lease obligations	$—	9
Total finance lease obligations	$108	$289

    The Partnership’s future minimum lease obligations as of September 30, 2022 consist of the following:

	Operating Leases	Finance Leases
Year 1	$10,899	$109
Year 2	8,161	—
Year 3	6,033	—
Year 4	5,105	—
Year 5	3,512	—
Thereafter	7,457	—
Total	$41,167	$109
Less amounts representing interest costs	(6,930)	(1)
Total lease liability	$34,237	$108

    The Partnership has non-cancelable revenue arrangements that are under the scope of ASC 842 whereby we have committed certain terminalling and storage assets in exchange for a minimum fee. Future minimum revenues the Partnership expects to receive under these non-cancelable arrangements as of September 30, 2022 are as follows: 2022 - $6,549; 2023 - $16,994; 2024 - $15,442; 2025 - $14,862; 2026 - $8,997; subsequent years - $32,936.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2022
(Unaudited)

NOTE 7. SUPPLEMENTAL BALANCE SHEET INFORMATION

    Components of "Other accrued liabilities" were as follows:

	September 30, 2022	December 31, 2021
Accrued interest	$5,223	$15,135
Asset retirement obligations	—	261
Property and other taxes payable	4,265	4,631
Accrued payroll	2,265	2,973
Operating lease liabilities	8,752	6,600
Other	515	250
	$21,020	$29,850

The schedule below summarizes the changes in our asset retirement obligations:

September 30, 2022

Asset retirement obligations as of December 31, 2021	$9,072
Additions to asset retirement obligations	—
Accretion expense	286
Liabilities settled	(4,454)
Ending asset retirement obligations	4,904
Current portion of asset retirement obligations[1]	—
Long-term portion of asset retirement obligations[2]	$4,904

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
September 30, 2022
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

(a)    Commodity Derivative Instruments

    The Partnership from time to time has used derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  The Partnership has established a hedging policy and monitors and manages the commodity market risk associated with potential commodity risk exposure.  In addition, the Partnership has focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. The Partnership has historically entered into hedging transactions to protect a portion of its commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs and settle against the applicable pricing source for each grade and location. At September 30, 2022 and December 31, 2021, the Partnership had instruments totaling a gross notional quantity of 0 barrels.

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

(b)    Tabular Presentation of Gains and Losses on Derivative Instruments

    The following table summarizes the fair value and classification of the Partnership’s derivative instruments in its Consolidated and Condensed Balance Sheets:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2022
(Unaudited)

	Derivative Assets			Derivative Liabilities
		Fair Values			Fair Values
	Balance Sheet Location	September 30, 2022	December 31, 2021	Balance Sheet Location	September 30, 2022	December 31, 2021
Derivatives designated as hedging instruments:	Current:
Commodity contracts	Fair value of derivatives	$—	$—	Fair value of derivatives	$—	$—

The following table summarizes the gain (loss) recognized in AOCI at September 30, 2022 and December 31, 2021, respectively, and the gain (loss) reclassified from accumulated other comprehensive loss into earnings during the three months ended September 30, 2022 and 2021, respectively, for derivative financial instruments designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in AOCI		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	2022	2021		2022	2021
Commodity contracts	$—	$816	Cost of products sold	$167	$—
Total	$—	$816		$167	$—

The following table summarizes the gain (loss) recognized in AOCI at September 30, 2022 and December 31, 2021, respectively, and the gain (loss) reclassified from accumulated other comprehensive loss into earnings during the nine months ended September 30, 2022 and 2021, respectively, for derivative financial instruments designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in AOCI		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	2022	2021		2022	2021
Commodity contracts	$—	$816	Cost of products sold	$816	$—
Total	$—	$816		$816	$—

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2022
(Unaudited)

The following tables summarize the gain (loss) recognized in earnings for derivative instruments not designated as hedging instruments during the three months ended September 30, 2022 and 2021, respectively:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2022	2021
Derivatives not designated as hedging instruments:
Commodity contracts	Cost of products sold	$—	$(941)
Total effect of derivatives not designated as hedging instruments		$—	$(941)

The following tables summarize the gain (loss) recognized in earnings for derivative instruments not designated as hedging instruments during the nine months ended September 30, 2022 and 2021, respectively:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2022	2021
Derivatives not designated as hedging instruments:
Commodity contracts	Cost of products sold	$—	$(1,825)
Total effect of derivatives not designated as hedging instruments		$—	$(1,825)

NOTE 9. PARTNERS' CAPITAL (DEFICIT)

As of September 30, 2022, Partners’ capital (deficit) consisted of 38,850,750 common limited partner units, representing a 98% partnership interest, and a 2% general partner interest. Martin Resource Management Corporation, through subsidiaries, owned 6,114,532 of the Partnership's common limited partner units representing approximately 15.7% of the Partnership's outstanding common limited partner units. Martin Midstream GP LLC ("MMGP"), the Partnership's general partner, owns the 2% general partnership interest.

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
September 30, 2022
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

The general partner was allocated no incentive distributions during the nine months ended September 30, 2022 and 2021.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2022
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net loss	$(28,043)	$(6,911)	$(9,959)	$(11,012)
Less general partner’s interest in net loss:
Distributions payable on behalf of general partner interest	4	4	12	12
General partner interest in undistributed loss	(565)	(142)	(211)	(232)
Less loss allocable to unvested restricted units	(90)	(20)	(39)	(30)
Limited partners’ interest in net loss	$(27,392)	$(6,753)	$(9,721)	$(10,762)

    The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic weighted average limited partner units outstanding	38,726,388	38,687,874	38,725,933	38,689,434
Dilutive effect of restricted units issued	—	—	—	—
Total weighted average limited partner diluted units outstanding	38,726,388	38,687,874	38,725,933	38,689,434

    All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the periods presented. All common unit equivalents were antidilutive for each of the three and nine months ended September 30, 2022 and 2021 because the limited partners were allocated a net loss in these periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restricted unit Awards
Employees	$—	$—	$—	$194
Non-employee directors	46	48	125	142
Phantom unit Awards
Employees	950	181	2,931	181
Non-employee directors	—	—	—	—
Total unit-based compensation expense	$996	$229	$3,056	$517

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2022
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

Phantom unit awards are recorded in operating expense and selling, general and administrative expense based on the fair value of the vested portion of the awards on the balance sheet date. The fair value of these awards is updated at each balance sheet date and changes in the fair value of the vested portions of the awards are recorded as increases or decreases to compensation expense within operating expense and selling, general and administrative expense in the Consolidated and Condensed Statements of Operations. All of the Partnership's outstanding phantom unit awards at September 30, 2022 met the criteria to be treated under liability classification in accordance with ASC 718, given that these awards will settle in cash on the vesting date.

Compensation expense for the phantom awards is based on the fair value of the units as of the balance sheet date as further discussed below, and such costs are recognized ratably over the service period of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future periods for these awards will vary. The estimated future cash payments of these awards are presented as liabilities within "Other current liabilities" and "Other long-term obligations" in the Consolidated and Condensed Balance Sheets. As of September 30,

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2022
(Unaudited)

2022, there was a total of $8,359 of unrecognized compensation costs related to non-vested phantom unit awards. These costs are expected to be recognized over a remaining life of 2.32 years.

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

The restricted units issued to directors generally vest in equal annual installments over a four-year period. Restricted units issued to employees generally vest in equal annual installments over three years of service. All of the Partnership's outstanding restricted unit awards at September 30, 2022 met the criteria to be treated under equity classification.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2022
(Unaudited)

    The restricted units are valued at their fair value at the date of grant, which is equal to the market value of common units on such date. A summary of the restricted unit activity for the nine months ended September 30, 2022 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	114,876	$3.65
Granted (TBRU)	48,000	$2.22
Vested	(38,514)	$4.76
Forfeited	—	$—
Non-Vested, end of period	124,362	$2.75

Aggregate intrinsic value, end of period	$423
    A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three and nine months ended September 30, 2022 and 2021 is provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Aggregate intrinsic value of units vested	$—	$—	$92	$257
Fair value of units vested	—	—	188	1,418

    As of September 30, 2022, there was $234 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.26 years.

NOTE 11. RELATED PARTY TRANSACTIONS

As of September 30, 2022, Martin Resource Management Corporation owns 6,114,532 of the Partnership’s common units representing approximately 15.7% of the Partnership’s outstanding limited partner units.  Martin Resource Management Corporation controls the Partnership's general partner by virtue of its 100% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management Corporation’s ownership as of September 30, 2022 of approximately 15.7% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management Corporation the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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
September 30, 2022
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
September 30, 2022
(Unaudited)

monetary limitation on the amount the Partnership is required to reimburse Martin Resource Management Corporation for direct expenses.  In addition to the direct expenses, under the Omnibus Agreement, the Partnership is required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.

    Effective January 1, 2022, through December 31, 2022, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $13,491. The Partnership reimbursed Martin Resource Management Corporation for $3,373 and $3,597 of indirect expenses for the three months ended September 30, 2022 and 2021, respectively.  The Partnership reimbursed Martin Resource Management Corporation for $10,118 and $10,790 of indirect expenses for the nine months ended September 30, 2022 and 2021, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

    Related-Party Transactions. The Omnibus Agreement prohibits the Partnership from entering into any material agreement with Martin Resource Management Corporation without the prior approval of the Conflicts Committee. For purposes of the Omnibus Agreement, the term "material agreements" means any agreement between the Partnership and Martin Resource Management Corporation that requires aggregate annual payments in excess of the then-applicable agreed upon reimbursable amount of indirect general and administrative expenses. Please read "Services" above.

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
September 30, 2022
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

Terminal Services Agreements

    Diesel Fuel Terminal Services Agreement.  Effective January 1, 2016, the Partnership entered into a second amended and restated terminalling services agreement under which the Partnership provides terminal services to Martin Resource Management Corporation for marine fuel distribution.  At such time, the per-gallon throughput fee the Partnership charged under this agreement was increased when compared to the previous agreement and may be adjusted annually based on a price index.  This agreement was further amended on April 1, 2019 and January 1, 2020 to modify its minimum throughput requirements and throughput fees. The term of this agreement is currently evergreen and it will continue on a month-to-month basis until terminated by either party by giving 60 days’ written notice.

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

East Texas Mack Leases. MTI leases equipment, including tractors and trailers, from East Texas Mack Sales ("East Texas Mack"). Certain of our directors or officers are owners of East Texas Mack, including entities affiliated with Ruben Martin, who owns approximately 46% of the issued and outstanding stock of East Texas Mack. Amounts paid to East Texas Mack for tractor and trailer lease payments and lease residuals for the three months ended September 30, 2022 and 2021 were $589 and $283, respectively. Amounts paid to East Texas Mack for tractor and trailer lease payments and lease residuals for the nine months ended September 30, 2022 and 2021 were $1,352 and $801, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2022
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

    The impact of related party revenues from sales of products and services is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Terminalling and storage	$16,065	$15,866	$49,685	$46,741
Transportation	7,111	5,564	20,862	14,463
Product sales:
Natural gas services	(3)	—	—	—
Sulfur services	17	28	86	87
Terminalling and storage	47	40	391	166
	61	68	477	253
	$23,237	$21,498	$71,024	$61,457

    The impact of related party cost of products sold is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of products sold:
Sulfur services	$2,616	$2,441	$7,884	$7,379
Terminalling and storage	10,202	7,259	30,062	18,863
	$12,818	$9,700	$37,946	$26,242

    The impact of related party operating expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Transportation	$17,220	$13,949	$48,954	$40,652
Natural gas liquids	537	534	1,565	1,511
Sulfur services	1,294	1,321	4,328	3,370
Terminalling and storage	4,805	4,284	13,835	12,513
	$23,856	$20,088	$68,682	$58,046

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2022
(Unaudited)

    The impact of related party selling, general and administrative expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Selling, general and administrative:
Transportation	$1,766	$1,732	$5,569	$5,103
Natural gas liquids	597	576	2,132	2,660
Sulfur services	943	813	2,938	2,320
Terminalling and storage	855	878	2,880	2,530
Indirect, including overhead allocation	3,465	3,660	10,413	11,011
	$7,626	$7,659	$23,932	$23,624

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

Three Months Ended September 30, 2022	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	62,149	(1,596)	60,553	6,747	4,735	5,633
Transportation	63,514	(4,521)	58,993	3,598	7,527	1,682
Sulfur services	28,868	—	28,868	2,786	(3,943)	2,204
Natural gas liquids	80,891	—	80,891	590	(16,303)	63
Indirect selling, general and administrative	—	—	—	—	(4,260)	—
Total	$235,422	$(6,117)	$229,305	$13,721	$(12,244)	$9,582

Three Months Ended September 30, 2021	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	51,226	(1,648)	49,578	7,049	3,269	2,087
Transportation	42,568	(3,489)	39,079	3,710	430	1,086
Sulfur services	30,837	—	30,837	2,594	4,534	1,104
Natural gas liquids	91,764	—	91,764	592	3,994	20
Indirect selling, general and administrative	—	—	—	—	(4,074)	—
Total	$216,395	$(5,137)	$211,258	$13,945	$8,153	$4,297

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2022
(Unaudited)

Nine Months Ended September 30, 2022	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$174,942	$(4,953)	$169,989	$22,084	$11,670	$12,078
Transportation	176,313	(14,778)	161,535	10,761	15,470	6,196
Sulfur services	144,944	—	144,944	8,377	22,894	5,298
Natural gas liquids	299,037	(3)	299,034	1,785	(2,567)	720
Indirect selling, general and administrative	—	—	—	—	(12,772)	—
Total	$795,236	$(19,734)	$775,502	$43,007	$34,695	$24,292

Nine Months Ended September 30, 2021	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$136,584	$(4,918)	$131,666	$21,150	$8,153	$6,258
Transportation	114,886	(11,066)	103,820	12,039	(7,782)	2,702
Sulfur services	103,958	—	103,958	7,882	21,136	4,968
Natural gas liquids	257,081	—	257,081	1,791	21,738	481
Indirect selling, general and administrative	—	—	—	—	(11,773)	—
Total	$612,509	$(15,984)	$596,525	$42,862	$31,472	$14,409

    The Partnership's assets by reportable segment as of September 30, 2022 and December 31, 2021, are as follows:

	September 30, 2022	December 31, 2021
Total assets:
Terminalling and storage	$242,163	$248,194
Transportation	151,932	145,177
Sulfur services	110,471	108,007
Natural gas liquids	123,419	78,483
Total assets	$627,985	$579,861

NOTE 13. COMMITMENTS AND CONTINGENCIES

Contingencies

From time to time, the Partnership is subject to various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership.

    On December 31, 2015, the Partnership received a demand from a customer in its lubricants packaging business for defense and indemnity in connection with various lawsuits filed against it, which generally alleged that the customer engaged in unlawful and deceptive business practices in connection with its marketing and advertising of its private label motor oil (the “Marketing Lawsuits”). The Partnership disputed and continues to dispute that it has any obligation to defend or indemnify the customer for the customer’s conduct. Accordingly, on January 7, 2016, the Partnership filed a Complaint for Declaratory

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2022
(Unaudited)

Judgment in the Chancery Court of Davidson County, Tennessee (the “Tennessee Court”), under Case No. 16-0018-BC, requesting a judicial determination that the Partnership did not owe the customer the demanded defense and indemnity obligations (the “Litigation”). The Marketing Lawsuits pending in federal court against the customer were transferred to the U.S. District Court for the Western District of Missouri under the consolidated case MDL No. 2709 for pretrial proceedings (the “Consolidated Lawsuits”). On March 1, 2017, at the joint request of the customer and the Partnership, the Tennessee Court administratively closed the Litigation. Recently, the customer settled the Consolidated Lawsuits. On December 17, 2021, at the request of the customer, the Tennessee Court reopened the Litigation and the customer asserted various counterclaims against the Partnership seeking, among other things, to recover its costs of defending and settling the Consolidated Lawsuits. At this time, we are unable to determine what ultimate exposure we may have in this matter, if any. The Partnership intends to vigorously defend the counterclaims asserted by the customer in the Litigation. The trial for the Litigation is expected to be held in 2024.

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
Level 3: Unobservable inputs that reflect the entity's own assumptions and are not corroborated by market data.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Level 2
	September 30, 2022	December 31, 2021
Commodity derivative contracts, net	$—	$—
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

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
2024 Notes	$52,176	$53,840	$51,317	$55,220
2025 Notes	$290,390	$287,481	$290,667	$307,146
Total	$342,566	$341,321	$341,984	$362,366

NOTE 15. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2022
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

NOTE 16. INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Provision for income taxes	$1,891	$954	$5,469	$2,111

The operations of a partnership are generally not subject to income taxes, except for Texas margin tax, because its income is taxed directly to its partners. Current state income taxes attributable to the Texas margin tax relating to the operation of the Partnership of $120 and $59 were recorded in income tax expense for the three months ended September 30, 2022 and 2021, respectively. Current state income taxes attributable to the Texas margin tax relating to the operation of the Partnership of $376 and $240 were recorded in income tax expense for the nine months ended September 30, 2022 and 2021, respectively. Deferred taxes applicable to the Texas margin tax relating to the operation of the Partnership are immaterial.

MTI, a wholly owned subsidiary of the Partnership, is subject to income taxes due to its corporate structure (the "Taxable Subsidiary"). Total income tax expense of $1,771 and $895, related to the operation of the Taxable Subsidiary, for the three months ended September 30, 2022 and 2021, resulted in an effective income tax rate ("ETR") of 19.94% and 23.42%, respectively. Total income tax expense of $5,093 and $1,871, related to the operation of the Taxable Subsidiary, for the nine months ended September 30, 2022 and 2021, resulted in an effective income tax rate ETR of 21.09% and 29.51%, respectively.

The decrease in the ETR for the income taxes during the three and nine months ended September 30, 2022 was primarily due to significantly larger pretax income recorded for both the three and nine months ended September 30, 2022, compared to the same periods in 2021. The increase in the provision for income taxes for both the three and nine months ended September 30, 2022, compared to the same periods in 2021, was primarily due to an increase in income before income taxes in the current period.

    A current federal income tax expense of $348 and $153, related to the operation of the Taxable Subsidiary, was recorded for the three months ended September 30, 2022 and 2021, respectively. A current federal income tax expense of $1,071 and $276, related to the operation of the Taxable Subsidiary, was recorded for the nine months ended September 30, 2022 and 2021, respectively. A current state income tax expense of $116 and $81, related to the operation of the Taxable Subsidiary, was recorded for the three months ended September 30, 2022 and 2021, respectively. A current state income tax expense of $411 and $177, related to the operation of the Taxable Subsidiary, was recorded for the nine months ended September 30, 2022 and 2021, respectively.

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

    A deferred tax expense related to the MTI temporary differences of $1,307 and $661 was recorded for the three months ended September 30, 2022 and 2021, respectively. A deferred tax expense related to the MTI temporary differences of $3,611 and $1,419 was recorded for the nine months ended September 30, 2022 and 2021, respectively. A net deferred tax asset of $16,210 and $19,821, related to the cumulative book and tax temporary differences, existed at September 30, 2022 and December 31, 2021, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2022
(Unaudited)

    All income tax positions taken for all open years are more likely than not to be sustained based upon their technical merit under applicable tax laws.

NOTE 17. SUBSEQUENT EVENTS

Divestiture of Stockton, California Sulfur Terminal. On October 7, 2022, the Partnership closed on the sale of its Stockton Sulfur Terminal to Gulf Terminals LLC for net proceeds of approximately $5,250, which were used to reduce outstanding borrowings under the Partnership's credit facility.

Quarterly Distribution. On October 19, 2022, the Partnership declared a quarterly cash distribution of $0.005 per common unit for the third quarter of 2022, or $0.020 per common unit on an annualized basis, which will be paid on November 14, 2022 to unitholders of record as of November 7, 2022.

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

    We were formed in 2002 by Martin Resource Management Corporation, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management Corporation has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management Corporation is an important supplier and customer of ours. As of September 30, 2022, Martin Resource Management Corporation owned 15.7% of our total outstanding common limited partner units. Furthermore, on December 28, 2021, Martin Resource Management Corporation indirectly acquired, through its wholly owned subsidiary, Martin Resource LLC, the remaining 49% voting interest (50% economic interest) in MMGP Holdings, LLC ("Holdings"), which is the sole member of Martin Midstream GP LLC ("MMGP"), our general partner. Such interests were previously held by certain affiliated investment funds managed by Alinda Capital Partners, which sold the interests to Senterfitt Holdings Inc. (“Senterfitt”) on November 23, 2021. At such time, Senterfitt granted Martin Resource LLC the right to purchase such interests for a period of ten years, which right was exercised on December 28, 2021. As a result, Martin Resource Management Corporation indirectly owns 100% of MMGP. Martin Resource Management Corporation directs our business operations through its ownership of our general partner. MMGP owns a 2.0% general partner interest in us, and, until November 23, 2021, MMGP owned all of our incentive distribution rights. On November 23, 2021, MMGP contributed to us all of our incentive distribution rights for no consideration, whereupon the incentive distribution rights were cancelled and cease to exist.

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

Significant Recent Developments

Subsequent Events

Divestiture of Stockton, California Sulfur Terminal. On October 7, 2022, we closed on the sale of our Stockton Sulfur Terminal to Gulf Terminals LLC for net proceeds of approximately $5.25 million, which were used to reduce outstanding borrowings under our credit facility.

Quarterly Distribution. On October 19, 2022, we declared a quarterly cash distribution of $0.005 per common unit for the third quarter of 2022, or $0.020 per common unit on an annualized basis, which will be paid on November 14, 2022 to unitholders of record as of November 7, 2022.

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

Related Party Agreements

The Omnibus Agreement requires us to reimburse Martin Resource Management Corporation for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management Corporation for $40.8 million of direct costs and expenses for the three months ended September 30, 2022 compared to $33.8 million for the three months ended September 30, 2021. We reimbursed Martin Resource Management Corporation for $120.1 million of direct costs and expenses for the nine months ended September 30, 2022 compared to $96.9 million for the nine months ended September 30, 2021. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management Corporation for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.  In each of the three months ended September 30, 2022 and 2021, the Conflicts Committee approved reimbursement amounts of $3.4 million and $3.6 million, respectively. In each of the nine months ended September 30, 2022 and 2021, the Conflicts Committee approved reimbursement amounts of $10.1 million and $10.8 million, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management Corporation provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management Corporation’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management Corporation also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

Commercial

We have been and anticipate that we will continue to be both a significant customer and supplier of products and services offered by Martin Resource Management Corporation. In the aggregate, the impact of related party transactions included in total costs and expenses accounted for approximately 18% and 18% of our total costs and expenses during the three months ended September 30, 2022 and 2021, respectively. In the aggregate, the impact of related party transactions included in total costs and expenses accounted for approximately 18% and 19% of our total costs and expenses during the nine months ended September 30, 2022 and 2021, respectively.

Correspondingly, Martin Resource Management Corporation is one of our significant customers. Our sales to Martin Resource Management Corporation accounted for approximately 10% and 10% of our total revenues for the three months ended September 30, 2022 and 2021, respectively. Our sales to Martin Resource Management Corporation accounted for approximately 9% and 10% of our total revenues for the nine months ended September 30, 2022 and 2021, respectively.

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

The GAAP measures most directly comparable to adjusted EBITDA are net income (loss) and net cash provided by (used in) operating activities. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income (loss), operating income (loss), net cash provided by (used in) operating activities, or any other measure of financial performance presented in accordance with GAAP. Adjusted EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate Adjusted EBITDA in the same manner.

Adjusted EBITDA does not include interest expense, income tax expense, and depreciation and amortization. Because we have borrowed money to finance our operations, interest expense is a necessary element of our costs and our ability to generate cash available for distribution. Because we have capital assets, depreciation and amortization are also necessary elements of our costs. Therefore, any measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is important to consider net income (loss) and net cash provided by (used in) operating activities as determined under GAAP, as well as adjusted EBITDA, to evaluate our overall performance.

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

The GAAP measure most directly comparable to Distributable Cash Flow and Adjusted Free Cash Flow is Net Cash Provided by (Used in) Operating Activities. Distributable Cash Flow and Adjusted Free Cash Flow should not be considered alternatives to, or more meaningful than, Net Income (Loss), Operating Income (Loss), Net Cash Provided by (Used in) Operating Activities, or any other measure of liquidity presented in accordance with GAAP. Distributable Cash Flow and Adjusted Free Cash Flow have important limitations because they exclude some items that affect Net Income (Loss), Operating Income (Loss), and Net Cash Provided by (Used in) Operating Activities. Distributable Cash Flow and Adjusted Free Cash Flow may not be comparable to similarly titled measures of other companies because other companies may not calculate these non-GAAP metrics in the same manner. To compensate for these limitations, we believe that it is important to consider Net Cash Provided by (Used in) Operating Activities determined under GAAP, as well as Distributable Cash Flow and Adjusted Free Cash Flow, to evaluate our overall liquidity.

The following tables reconcile the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the three and nine months ended September 30, 2022 and 2021, which represents EBITDA, Adjusted EBITDA, Distributable Cash Flow, and Adjusted Free Cash Flow:

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,

	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net loss	$(28,043)	$(6,911)	$(9,959)	$(11,012)
Adjustments:
Interest expense	13,906	14,110	39,181	40,372
Income tax expense	1,891	954	5,469	2,111
Depreciation and amortization	13,721	13,945	43,007	42,862
EBITDA	1,475	22,098	77,698	74,333
Adjustments:
(Gain) loss on disposition of property, plant and equipment	(790)	(61)	(1,050)	610
Gain on involuntary conversion of property, plant and equipment	—	(186)	—	(186)
Unrealized mark-to-market on commodity derivatives	—	(412)	—	(207)
Lower of cost or market and other non-cash adjustments	18,084	—	20,326	—
Unit-based compensation	46	48	125	336
Adjusted EBITDA	$18,815	$21,487	$97,099	$74,886

Reconciliation of Net Cash Provided By (Used In) Operating Activities to Adjusted EBITDA, Distributable Cash Flow, and Adjusted Free Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,

	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net cash used in operating activities	$(45,207)	$(18,491)	$(16,756)	$(12,406)
Interest expense [1]	13,118	13,046	36,825	37,787
Current income tax expense	584	293	1,858	692
Lower of cost or market and other non-cash adjustments	18,084	—	20,326	—
Commodity cash flow hedging gains reclassified to earnings	167	—	901	—
Net cash paid for closed commodity derivative positions included in AOCI	—	950	(85)	950
Changes in operating assets and liabilities which (provided) used cash:
Accounts and other receivables, inventories, and other current assets	(5,651)	40,263	59,250	64,515
Trade, accounts and other payables, and other current liabilities	38,691	(14,584)	(4,104)	(16,449)
Other	(971)	10	(1,116)	(203)
Adjusted EBITDA	18,815	21,487	97,099	74,886
Adjustments:
Interest expense	(13,906)	(14,110)	(39,181)	(40,372)
Income tax expense	(1,891)	(954)	(5,469)	(2,111)
Deferred income taxes	1,307	661	3,611	1,419
Amortization of deferred debt issuance costs	788	1,064	2,356	2,585
Payments for plant turnaround costs	(2,662)	(985)	(4,262)	(2,679)
Maintenance capital expenditures	(5,994)	(1,945)	(14,548)	(8,386)
Distributable Cash Flow	(3,543)	5,218	39,606	25,342
Principal payments under finance lease obligations	(61)	(753)	(180)	(3,344)
Expansion capital expenditures	(926)	(671)	(5,482)	(2,648)
Adjusted Free Cash Flow	$(4,530)	$3,794	$33,944	$19,350

1 Net of amortization of debt issuance costs and discount, which are included in interest expense but not included in net cash provided by (used in) operating activities.

Results of Operations

    The results of operations for the three and nine months ended September 30, 2022 and 2021 have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the three and nine months ended September 30, 2022 and 2021.  The results of operations for these interim periods are not necessarily indicative of the results of operations which might be expected for the entire year.

Our consolidated and condensed results of operations are presented on a comparative basis below.  There are certain items of income and expense which we do not allocate on a segment basis.  These items, including interest expense and indirect selling, general and administrative expenses, are discussed following the comparative discussion of our results within each segment.

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended September 30, 2022	(in thousands)
Terminalling and storage	$62,149	$(1,596)	$60,553	$5,576	$(841)	$4,735
Transportation	63,514	(4,521)	58,993	12,073	(4,546)	7,527
Sulfur services	28,868	—	28,868	(6,676)	2,733	(3,943)
Natural gas liquids	80,891	—	80,891	(18,957)	2,654	(16,303)
Indirect selling, general and administrative	—	—	—	(4,260)	—	(4,260)
Total	$235,422	$(6,117)	$229,305	$(12,244)	$—	$(12,244)

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended September 30, 2021	(in thousands)
Terminalling and storage	$51,226	$(1,648)	$49,578	$4,439	$(1,170)	$3,269
Transportation	42,568	(3,489)	39,079	3,927	(3,497)	430
Sulfur services	30,837	—	30,837	2,282	2,252	4,534
Natural gas liquids	91,764	—	91,764	1,579	2,415	3,994
Indirect selling, general and administrative	—	—	—	(4,074)	—	(4,074)
Total	$216,395	$(5,137)	$211,258	$8,153	$—	$8,153

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Nine Months Ended September 30, 2022	(in thousands)
Terminalling and storage	$174,942	$(4,953)	$169,989	$14,643	$(2,973)	$11,670
Transportation	176,313	(14,778)	161,535	30,304	(14,834)	15,470
Sulfur services	144,944	—	144,944	15,110	7,784	22,894
Natural gas liquids	299,037	(3)	299,034	(12,590)	10,023	(2,567)
Indirect selling, general and administrative	—	—	—	(12,772)	—	(12,772)
Total	$795,236	$(19,734)	$775,502	$34,695	$—	$34,695

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Nine Months Ended September 30, 2021	(in thousands)
Terminalling and storage	$136,584	$(4,918)	$131,666	$11,567	$(3,414)	$8,153
Transportation	114,886	(11,066)	103,820	3,286	(11,068)	(7,782)
Sulfur services	103,958	—	103,958	15,032	6,104	21,136
Natural gas liquids	257,081	—	257,081	13,360	8,378	21,738
Indirect selling, general and administrative	—	—	—	(11,773)	—	(11,773)
Total	$612,509	$(15,984)	$596,525	$31,472	$—	$31,472

Terminalling and Storage Segment

Comparative Results of Operations for the Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,		Variance	Percent Change
	2022	2021
	(In thousands, except BBL per day)
Revenues:
Services	$21,578	$20,628	$950	5%
Products	40,571	30,598	9,973	33%
Total revenues	62,149	51,226	10,923	21%

Cost of products sold	32,998	24,618	8,380	34%
Operating expenses	15,232	13,789	1,443	10%
Selling, general and administrative expenses	1,596	1,528	68	4%
Depreciation and amortization	6,747	7,049	(302)	(4)%
	5,576	4,242	1,334	31%
Other operating income, net	—	11	(11)	(100)%
Gain on involuntary conversion of property, plant and equipment	—	186	(186)	(100)%
Operating income	$5,576	$4,439	$1,137	26%

Shore-based throughput volumes (guaranteed minimum) (gallons)	20,000	20,000	—	—%
Smackover refinery throughput volumes (guaranteed minimum BBL per day)	6,500	6,500	—	—%

Services revenues. Services revenues increased $1.0 million, of which $0.6 million was primarily a result of natural gas surcharge revenue, $0.2 million in reservation fees and $0.2 million in throughput fees at the Smackover refinery. In addition, the revenue at our specialty terminals increased $0.3 million as a result of $0.2 million in throughput revenue and $0.1 million in service revenues. Offsetting these increases, our shore-based terminals decreased $0.4 million primarily related to space rent.

Products revenues. A 29% increase in average sales price combined with a 3% rise in sales volumes at our blending and packaging facilities resulted in a $10.0 million increase to products revenues.

Cost of products sold. A 30% increase in average cost per gallon combined with a 3% rise in sales volumes at our blending and packaging facilities resulted in an $8.4 million increase in cost of products sold.

Operating expenses. Operating expenses increased primarily as a result of utilities of $0.8 million and employee-related expenses of $0.5 million.

Selling, general and administrative expenses. Selling, general and administrative expenses remained relatively consistent.

Depreciation and amortization. The decrease in depreciation and amortization is primarily the result of asset disposals, offset by capital expenditures.

Other operating income, net. Other operating income, net represents gains and losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,		Variance	Percent Change
	2022	2021
	(In thousands, except BBL per day)
Revenues:
Services	$64,724	$60,945	$3,779	6%
Products	110,218	75,639	34,579	46%
Total revenues	174,942	136,584	38,358	28%

Cost of products sold	89,150	60,318	28,832	48%
Operating expenses	44,069	39,246	4,823	12%
Selling, general and administrative expenses	4,961	4,495	466	10%
Depreciation and amortization	22,084	21,150	934	4%
	14,678	11,375	3,303	29%
Other operating income (loss), net	(35)	6	(41)	(683)%
Gain on involuntary conversion of property, plant and equipment	—	186	(186)	(100)%
Operating income	$14,643	$11,567	$3,076	27%

Shore-based throughput volumes (guaranteed minimum) (gallons)	60,000	60,000	—	—%
Smackover refinery throughput volumes (guaranteed minimum) (BBL per day)	6,500	6,500	—	—%

Services revenues. Services revenues increased $3.8 million, of which $1.9 million was a result of natural gas surcharge revenue, $0.7 million in throughput fees and $0.6 million in reservation fees at the Smackover refinery. In addition, the revenue at our specialty terminals increased $0.6 million as a result of increases in throughput revenue of $0.4 million and service revenue of $0.2 million. Offsetting these increases, our shore-based terminals decreased $0.2 million related to space rent.

Products revenues. A 35% increase in average sales price and a 7% rise in sales volumes at our blending and packaging facilities resulted in a $34.5 million increase to products revenues.

Cost of products sold. A 37% increase in average cost per gallon and a 7% rise in sales volumes at our blending and packaging facilities resulted in a $28.8 million increase in cost of products sold.

Operating expenses. Operating expenses increased primarily as a result of utilities of $3.5 million and employee-related expenses of $1.0 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased primarily as a result of employee-related expenses of $0.3 million and legal expenses of $0.2 million.

Depreciation and amortization. The increase in depreciation and amortization is primarily the result of capital expenditures, offset by asset disposals.

Other operating income (loss), net. Other operating income (loss), net represents gains and losses from the disposition of property, plant and equipment.

Transportation Segment

Comparative Results of Operations for the Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,		Variance	Percent Change
	2022	2021
	(In thousands)
Revenues	$63,514	$42,568	$20,946	49%
Operating expenses	46,499	33,053	13,446	41%
Selling, general and administrative expenses	1,962	1,920	42	2%
Depreciation and amortization	3,598	3,710	(112)	(3)%
	11,455	3,885	7,570	195%
Other operating income, net	618	42	576	1,371%
Operating income	$12,073	$3,927	$8,146	207%

Marine Transportation Revenues. Inland revenues increased $3.5 million, primarily related to higher utilization and transportation rates. Additionally, ancillary revenue increased $1.1 million.

Land Transportation Revenues. Revenue increased $9.5 million primarily due to a 29% increase in load count combined with a 13% increase in total miles. Additionally, ancillary revenue increased $6.8 million.

Operating expenses. The increase in operating expenses is primarily a result of increases in employee-related expenses of $7.2 million, pass-through expenses (primarily fuel) of $3.3 million, repairs and maintenance of $1.3 million, lease expense of $0.7 million, insurance premiums of $0.5 million and outside towing of $0.3 million.

Selling, general and administrative expenses. Selling, general and administrative expenses remained relatively consistent.

Depreciation and amortization. Depreciation and amortization decreased as a result of disposals, offset by capital expenditures.

Other operating income, net. Other operating income, net represents gains from the disposition of property, plant and equipment.

Comparative Results of Operations for the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,		Variance	Percent Change
	2022	2021
	(In thousands)
Revenues	$176,313	$114,886	$61,427	53%
Operating expenses	130,229	94,042	36,187	38%
Selling, general and administrative expenses	5,920	5,578	342	6%
Depreciation and amortization	10,761	12,039	(1,278)	(11)%
	$29,403	$3,227	$26,176	811%
Other operating income, net	901	59	842	1,427%
Operating income	$30,304	$3,286	$27,018	822%

Marine Transportation Revenues. Inland revenues increased $8.6 million, primarily related to higher utilization and transportation rates. Offshore revenues increased $2.1 million primarily due to higher utilization and transportation rates. Additionally, ancillary revenue increased $3.7 million.

Land Transportation Revenues. Revenue increased $28.1 million primarily due to a 24% increase in load count combined with a 7% increase in total miles. Additionally, ancillary revenue increased $18.9 million.

Operating expenses. The increase in operating expenses is primarily a result of employee-related expenses of $18.8 million, pass-through expenses (primarily fuel) of $10.9 million, repairs and maintenance of $3.3 million, insurance premiums of $1.3 million, outside towing of $1.1 million and lease expense of $0.9 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased primarily due to higher employee-related expenses.

Depreciation and amortization. Depreciation and amortization decreased as a result of disposals, offset by capital expenditures.

Other operating income, net. Other operating income, net represents gains and losses from the disposition of property, plant and equipment.

Sulfur Services Segment

Comparative Results of Operations for the Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,		Variance	Percent Change
	2022	2021
	(In thousands)
Revenues:
Services	$3,085	$2,950	$135	5%
Products	25,783	27,887	(2,104)	(8)%
Total revenues	28,868	30,837	(1,969)	(6)%

Cost of products sold	27,201	21,799	5,402	25%
Operating expenses	3,978	2,849	1,129	40%
Selling, general and administrative expenses	1,509	1,321	188	14%
Depreciation and amortization	2,786	2,594	192	7%
	(6,606)	2,274	(8,880)	(391)%
Other operating income (loss), net	(70)	8	(78)	(975)%
Operating income (loss)	$(6,676)	$2,282	$(8,958)	(393)%

Sulfur (long tons)	95	145	(50)	(34)%
Fertilizer (long tons)	24	57	(33)	(58)%
Total sulfur services volumes (long tons)	119	202	(83)	(41)%

Services revenues.  Services revenues increased slightly as a result of a contractually prescribed, index-based fee adjustment.

Products revenues.  Products revenues decreased $18.0 million due to a 41% decrease in sales volumes, primarily related to a 58% decrease in fertilizer volumes, offset by an increase of $15.9 million as a result of a 57% rise in average sulfur services sales prices.

Cost of products sold.  A 112% increase in product cost impacted cost of products sold by $24.4 million, resulting from a rise in commodity prices. A 41% decrease in sales volumes resulted in an offsetting decrease in cost of products sold of $19.0 million.  Margin per ton decreased $42.05, or 140%.

Operating expenses.  Operating expenses increased due to increases in outside towing of $0.4 million, insurance premiums and claims of $0.3 million, marine fuel and lube expense of $0.2 million, contract labor of $0.1 million, and utilities of $0.1 million, offset by a decrease in harbor agency fees of $0.1 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased primarily due to higher employee-related expenses.

Depreciation and amortization.  Depreciation and amortization increased due to an increase in amortization of turnaround costs offset by certain assets being fully depreciated.

Other operating income (loss), net.  Other operating income (loss), net represents gains and losses on the disposition of property, plant and equipment.

Comparative Results of Operations for the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,		Variance	Percent Change
	2022	2021
	(In thousands)
Revenues:
Services	$9,253	$8,849	$404	5%
Products	135,691	95,109	40,582	43%
Total revenues	144,944	103,958	40,986	39%

Cost of products sold	105,640	69,619	36,021	52%
Operating expenses	11,233	7,662	3,571	47%
Selling, general and administrative expenses	4,550	3,777	773	20%
Depreciation and amortization	8,377	7,882	495	6%
	15,144	15,018	126	1%
Other operating income (loss), net	(34)	14	(48)	(343)%
Operating income	$15,110	$15,032	$78	1%

Sulfur (long tons)	327	364	(37)	(10)%
Fertilizer (long tons)	170	236	(66)	(28)%
Total sulfur services volumes (long tons)	497	600	(103)	(17)%

Services revenues.  Services revenues increased slightly as a result of a contractually prescribed, index-based fee adjustment.

Products revenues.  Products revenues increased $68.7 million as a result of a 72% rise in average sulfur services sales prices. Products revenues decreased $28.1 million due to a 17% decrease in sales volumes, primarily related to a 28% decrease in fertilizer volumes.

Cost of products sold.  A 112% increase in product cost impacted cost of products sold by $57.9 million, resulting from a rise in commodity prices. A 17% decrease in sales volumes resulted in an offsetting decrease in cost of products sold of $21.9 million.

Operating expenses.  Operating expenses increased due to increases in marine fuel and lube expense of $1.5 million, outside towing of $0.8 million, insurance premiums and claims of $0.5 million, marine repairs and maintenance of $0.3 million, contract labor of $0.3 million, and assist tugs of $0.2 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased primarily due to higher employee-related expenses.

Depreciation and amortization.  Depreciation and amortization increased due to an increase in amortization of turnaround costs offset by a decrease in depreciation as a result of certain assets being fully depreciated in the prior period.

Other operating income (loss), net.  Other operating income (loss), net represents gains and losses on the disposition of property, plant and equipment.

Natural Gas Liquids Segment

Comparative Results of Operations for the Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,		Variance	Percent Change
	2022	2021
	(In thousands)
Products revenues	$80,891	$91,764	$(10,873)	(12)%
Cost of products sold	97,322	87,551	9,771	11%
Operating expenses	1,210	1,088	122	11%
Selling, general and administrative expenses	968	954	14	1%
Depreciation and amortization	590	592	(2)	—%
	(19,199)	1,579	(20,778)	(1,316)%
Other operating income, net	242	—	242
Operating income (loss)	$(18,957)	$1,579	$(20,536)	(1,301)%

NGL sales volumes (Bbls)	1,180	1,435	(255)	(18)%

    Products Revenues. Our average sales price per barrel increased $4.61, or 7%, increasing revenues by $6.6 million. The increase in average sales price per barrel was due to a rise in commodity prices. Sales volumes decreased 18%, lowering revenues by $17.5 million.

Cost of products sold.  Our average cost per barrel increased $5.82, or 10%, increasing cost of products sold by $8.4 million.  The increase in average cost per barrel was due to a rise in commodity prices.  The decrease in sales volume of 18% resulted in a $17.0 million reduction to cost of products sold. Our margins declined $1.22 per barrel, or 42%, during the period. In addition, a non-cash net realizable value adjustment was made to inventory during the third quarter of 2022, increasing cost of products sold by $18.5 million.

Operating expenses.  Operating expenses increased due to brine pond operations at Martin Underground Storage.

Selling, general and administrative expenses.  Selling, general and administrative expenses remained relatively consistent.

    Depreciation and amortization. Depreciation and amortization remained relatively consistent.

Other operating income, net.  Other operating income, net represents gains and losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,		Variance	Percent Change
	2022	2021
	(In thousands)
Products revenues	$299,037	$257,081	$41,956	16%
Cost of products sold	303,376	234,239	69,137	30%
Operating expenses	3,397	3,144	253	8%
Selling, general and administrative expenses	3,287	3,858	(571)	(15)%
Depreciation and amortization	1,785	1,791	(6)	—%
	(12,808)	14,049	(26,857)	(191)%
Other operating income (loss), net	218	(689)	907	132%
Operating income (loss)	$(12,590)	$13,360	$(25,950)	(194)%

NGL sales volumes (Bbls)	3,930	4,839	(909)	(19)%

    Products Revenues. Our average sales price per barrel increased $22.96, or 43%, increasing revenues by $111.1 million. The increase in average sales price per barrel was due to a rise in commodity prices. Sales volumes decreased 19%, lowering revenues by $69.2 million.

Cost of products sold.  Our average cost per barrel increased $24.00, or 50%, increasing cost of products sold by $116.1 million.  The increase in average cost per barrel was the result of an increase in market prices.  The decrease in sales volume of 19% resulted in a $65.8 million reduction to cost of products sold. Our margins declined $1.03 per barrel, or 22%. In addition, a non-cash net realizable value adjustment was made to inventory during the third quarter of 2022, increasing cost of products sold by $18.8 million.

    Operating expenses.  Operating expenses increased primarily due to higher utilities, brine pond operating costs, and insurance premiums at Martin Underground Storage.

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

Interest Expense, Net

Comparative Components of Interest Expense, Net for the Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,		Variance	Percent Change
	2022	2021
	(In thousands)
Credit facility	$2,695	$2,631	$64	2%
Senior notes	9,830	9,846	(16)	—%
Amortization of deferred debt issuance costs	788	1,064	(276)	(26)%
Other	592	564	28	5%
Finance leases	1	5	(4)	(80)%
Total interest expense, net	$13,906	$14,110	$(204)	(1)%

Comparative Components of Interest Expense, Net for the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,		Variance	Percent Change
	2022	2021
	(In thousands)
Credit facility	$6,281	$6,948	$(667)	(10)%
Senior notes	28,966	29,349	(383)	(1)%
Amortization of deferred debt issuance costs	2,356	2,585	(229)	(9)%
Other	1,571	1,471	100	7%
Finance leases	7	19	(12)	(63)%
Total interest expense, net	$39,181	$40,372	$(1,191)	(3)%

Indirect Selling, General and Administrative Expenses

	Three Months Ended September 30,		Variance	Percent Change	Nine Months Ended September 30,		Variance	Percent Change
	2022	2021			2022	2021
	(In thousands)				(In thousands)
Indirect selling, general and administrative expenses	$4,260	$4,074	$186	5%	$12,772	$11,773	$999	8%

    Indirect selling, general and administrative expenses increased for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to an increase in employee-related expenses of $0.3 million, offset by a $0.2 million decrease in the indirect expenses allocated from Martin Resource Management Corporation. Indirect selling, general and administrative expenses increased for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to an increase in employee-related expenses of $1.5 million, offset by a $0.7 million decrease in the indirect expenses allocated from Martin Resource Management Corporation.

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

    Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. The Conflicts Committee of our general partner approved the following reimbursement amounts during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Variance	Percent Change	Nine Months Ended September 30,		Variance	Percent Change
	2022	2021			2022	2021
	(In thousands)				(In thousands)
Conflicts Committee approved reimbursement amount	$3,373	$3,597	$(224)	(6)%	$10,118	$10,790	$(672)	(6)%

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

Cash Flows - Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

    The following table details the cash flow changes between the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Variance	Percent Change
	2022	2021
	(In thousands)
Net cash provided by (used in):
Operating activities	$(16,756)	$(12,406)	$(4,350)	(35)%
Investing activities	(23,072)	(13,629)	(9,443)	(69)%
Financing activities	39,821	27,860	11,961	43%
Net increase (decrease) in cash and cash equivalents	$(7)	$1,825	$(1,832)	(100)%

    Net cash used in operating activities. The increase in net cash used in operating activities for the nine months ended September 30, 2022 includes an increase in operating results of $1.1 million and an unfavorable variance in working capital of $7.1 million. Offsetting this increase was a combined $1.7 million increase in other non-cash charges and other non-current assets and liabilities.

    Net cash used in investing activities. Net cash used in investing activities for the nine months ended September 30, 2022 increased $9.4 million. A rise in cash used of $11.2 million resulted from higher payments for capital expenditures and plant turnaround costs in 2022. Offsetting, net proceeds from the sale of property, plant and equipment increased $2.0 million.

    Net cash provided by financing activities. Net cash provided by financing activities for the nine months ended September 30, 2022 increased primarily as a result of a $10.2 million increase in net payments of long-term borrowings and a $1.3 million increase in cash used related to additional consideration paid to Martin Resource Management related to its acquisition of MTI. Additionally, payments of finance lease obligations decreased $2.5 million.

Total Contractual Obligations

A summary of our total contractual cash obligations as of September 30, 2022, is as follows:

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Credit facility	$202,000	$202,000	$—	$—	$—
11.5% senior secured notes, due 2025	291,381	—	291,381	—	—
10.0% senior secured notes, due 2024	53,750	—	53,750	—	—
Operating leases	41,167	10,899	14,194	8,617	7,457
Finance lease obligations	108	108	—	—	—
Interest payable on finance lease obligations	1	1	—	—	—
Interest payable on fixed long-term debt obligations	88,595	38,884	49,711	—	—
Total contractual cash obligations	$677,002	$251,892	$409,036	$8,617	$7,457

The interest payable under our credit facility is not reflected in the above table because such amounts depend on the  outstanding balances and interest rates, which vary from time to time.

Letters of Credit.  At September 30, 2022, we had outstanding irrevocable letters of credit in the amount of $28.8 million, which were issued under our credit facility.

Off-Balance Sheet Arrangements.  We do not have any off-balance sheet financing arrangements.

Description of Our Indebtedness

Credit Facility

At September 30, 2022, we maintained a $275.0 million credit facility that matures on August 31, 2023. As of September 30, 2022, we had $202.0 million outstanding under the credit facility and $28.8 million of outstanding irrevocable letters of credit, leaving a maximum available amount to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $44.2 million. After giving effect to our then current borrowings, letters of credit, and the financial covenants contained in our credit facility, we had the ability to borrow approximately $44.2 million in additional amounts thereunder as of September 30, 2022.
The credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.  During the nine months ended September 30, 2022, the level of outstanding draws on our credit facility has ranged from a low of $141.5 million to a high of $214.0 million.

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

    Indebtedness under the credit facility bears interest at our option at the Eurodollar Rate (LIBOR), with a floor for LIBOR of 1%, plus an applicable margin, or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin. We pay a per annum fee on all letters of credit issued under the credit facility, and we pay a commitment fee per annum on the unused revolving credit commitments under the credit facility. The letter of credit fee, the commitment fee and the applicable margins for our interest rate vary quarterly based on our total leverage ratio (as defined in the credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows as of September 30, 2022:

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

    The applicable margin for LIBOR borrowings at September 30, 2022 is 3.00%, with a 1% floor for LIBOR. The applicable margin for LIBOR borrowings effective November 2, 2022 is 3.25%. The credit facility includes financial covenants that are tested on a quarterly basis, based on the rolling four quarter period that ends on the last day of each fiscal quarter.

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

    On September 30, 2022, we had cash and cash equivalents of $0.0 million and available borrowing capacity of $44.2 million under our credit facility with $202.0 million of borrowings outstanding. After giving effect to our then current borrowings, letters of credit, and the financial covenants contained in our credit facility, we had the ability to borrow approximately $44.2 million in additional amounts thereunder as of September 30, 2022. Our credit facility matures on August 31, 2023. We are currently seeking to extend the maturity date of the credit facility, although no assurance can be given.

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

If we are unable to extend the maturity date of the credit facility and are unable to repay the outstanding borrowings under our revolving credit facility on August 31, 2023, we would be in default under our revolving credit facility. An event of default under our revolving credit facility would allow the lenders to declare the balance outstanding thereunder due and payable in full, which could trigger cross-defaults under other agreements, which could also result in the acceleration of those obligations by the counterparties to those agreements. Management is in the process of refinancing the credit facility and presently believes the measures being taken will enable us to successfully extend the maturity date of the credit facility, although no assurance can be given.

    We are in compliance with all debt covenants as of September 30, 2022 and expect to be in compliance for the next twelve months, provided the Partnership successfully executes an extension of the maturity date of the credit facility.

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

Impact of Inflation

    Inflation did not have a material impact on our results of operations for the nine months ended September 30, 2022 or 2021. Inflation may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices for products consumed by our operations, such as diesel fuel, natural gas, chemicals, and other supplies, could adversely affect our results of operations. An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

    Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the nine months ended September 30, 2022 or 2021.

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

Our hedging strategy is designed to protect us from excessive pricing volatility. However, since we do not typically hedge 100% of our exposure, abnormal price volatility in any of these commodity markets could influence operating income. We have no outstanding hedging positions as of September 30, 2022.
For derivatives designated in cash flow hedging relationships, we record the gains and losses from the use of these instruments in accumulated other comprehensive income (loss) on the consolidated balance sheets and subsequently recognize the accumulated gains and losses into cost of products sold in the same period when the associated underlying transactions occur. At September 30, 2022, there were no unrealized gains or losses to report in accumulated other comprehensive income (loss). All other commodity derivatives are marked-to-market and recognized into cost of products sold with the offset recognized as an asset or accrued liability. See Note 8 of the consolidated financial statements for further information on our outstanding derivatives.

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 5.85% as of September 30, 2022.  Based on the amount of unhedged floating rate debt owed by us on September 30, 2022, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $2.0 million annually.

We are not exposed to changes in interest rates with respect to our 2024 Notes and 2025 Notes as these obligations are fixed rate.  Based on the quoted prices for identical liabilities in markets that are not active at September 30, 2022, the estimated fair value of the 2024 Notes and 2025 Notes was $53.8 million and $287.5 million, respectively. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of a 100 basis point increase in interest rates. Such an increase in interest rates at September 30, 2022, would result in a $0.6 million decrease in the fair value of our 2024 Notes and a $5.1 million decrease in the fair value of our 2025 Notes.

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

10.1
First Amendment to Employment Agreement, dated July 26, 2022, by and between Martin Resource Management Corporation and Robert D. Bondurant (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed August 1, 2022, and incorporated herein by reference).

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

101	Inline Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022, formatted in Extensible Business Reporting Language: (1) the Consolidated and Condensed Balance Sheets; (2) the Consolidated and Condensed Statements of Income; (3) the Consolidated and Condensed Statements of Comprehensive Income (4) the Consolidated and Condensed Statements of Cash Flows; (5) the Consolidated and Condensed Statements of Capital; and (6) the Notes to Consolidated and Condensed Financial Statements.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (contained in Exhibit 101).

* Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

November 3, 2022	By:	/s/ Sharon L. Taylor
Sharon L. Taylor
Vice President and Chief Financial Officer