Form 10-K
period 2022-12-31
MARTIN MIDSTREAM PARTNERS L.P.
filed 2023-03-02
CIK 1176334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One	Annual Report Pursuant to Section 13 or 15(d) of the
☒	Securities Exchange Act of 1934

For the fiscal year ended	December 31, 2022
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the
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
Yes ☐                        No ☒

    As of June 30, 2022, 38,850,750 common units were outstanding.  The aggregate market value of the common units held by non-affiliates of the registrant as of such date approximated $87,464,649 based on the closing sale price on that date.  There were 38,914,806 of the registrant’s common units outstanding as of March 2, 2023.

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

    We were formed in 2002 by Martin Resource Management Corporation, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management Corporation has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management Corporation is an important supplier and customer of ours. As of December 31, 2022, Martin Resource Management Corporation owned 15.7% of our total outstanding common limited partner units. Furthermore, on December 28, 2021, Martin Resource Management Corporation indirectly acquired, through its wholly owned subsidiary, Martin Resource LLC, the remaining 49% voting interest (50% economic interest) in MMGP Holdings, LLC ("Holdings"), which is the sole member of Martin Midstream GP LLC ("MMGP"), our general partner. Such interests were previously held by certain affiliated investment funds managed by Alinda Capital Partners, which sold the interests to Senterfitt Holdings Inc. (“Senterfitt”) on November 23, 2021. At such time, Senterfitt granted Martin Resource LLC the right to purchase such interests for a period of ten years, which right was exercised on December 28, 2021. As a result, Martin Resource Management Corporation indirectly owns 100% of MMGP. Martin Resource Management Corporation directs our business operations through its ownership of our general partner. MMGP owns a 2.0% general partner interest in us, and, until November 23, 2021, MMGP owned all of our incentive distribution rights. On November 23, 2021, MMGP contributed to us all of our incentive distribution rights for no consideration, whereupon the incentive distribution rights were cancelled and cease to exist.

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

Primary Business Segments

Our primary business segments can be generally described as follows:

•Terminalling and Storage.  We own or operate 14 marine shore-based terminal facilities and 13 specialty terminal facilities located primarily in the Gulf Coast region of the U.S. with aggregate storage capacity of 2.7 million barrels. We provide storage, refining, blending, packaging, and handling services for producers and suppliers of petroleum products and by-products, including the refining of naphthenic crude oil and the blending and packaging of various grades and quantities of industrial, commercial, and automotive lubricants and greases. Our facilities and resources provide us with the ability to handle various products that require specialized treatment, such as molten sulfur and asphalt. We also provide land rental to oil and gas companies along with storage and handling services for lubricants and fuels through our shore-based terminals. We provide these terminalling and storage services on a fixed-fee basis and a significant portion of the contracts in this segment provide for minimum fee arrangements that are not based on the volumes handled. We believe that our terminalling, processing, storage and packaging services for petroleum products and by-products would be difficult for our customers or competitors to replicate.

•Transportation.  We operate a fleet of both land transportation and marine transportation assets that transport petroleum products and by-products, petrochemicals, and chemicals. Our land transportation assets include approximately 700 trucks and 1,200 tank trailers which are based across 25 terminals strategically located throughout the U.S. Gulf Coast and southeastern U.S. Our marine transportation assets include 27 inland marine tank barges, 15 inland push boats and one articulated offshore tug and barge unit that primarily operate coastwise along the Gulf of Mexico and on the U.S. inland waterway system, primarily between domestic ports along the Gulf of Mexico, the Intracoastal Waterway, the Mississippi River system and the Tennessee-Tombigbee Waterway system. Our "refinery and petrochemical services" model is focused on transportation of heavy tank bottoms (by-products) and other petroleum products, hauling NGLs, molten sulfur, sulfuric acid, paper mill liquids, chemicals, and numerous other bulk liquid commodities from refineries and petrochemical production locations to end markets. We provide these transportation services on a fee basis, and many of our customers have long standing contractual relationships with us. We believe our modernized asset base is attractive both to our existing customers as well as potential new customers. In addition, our marine fleet contains several vessels that reflect our focus on specialty products.

•Sulfur Services.  We have developed an integrated system of transportation assets and facilities relating to sulfur services. We process and distribute sulfur produced by oil refineries primarily located in the Gulf Coast region of the U.S. We purchase and sell molten sulfur on contracts that are tied to sulfur indices to minimize margin fluctuations. We process molten sulfur into prilled or pelletized sulfur at our facility in Beaumont, Texas on contracts that traditionally provide guaranteed minimum fees. The sulfur we process and handle is primarily used in the production of fertilizers and industrial chemicals. We own and operate five sulfur-based fertilizer production plants and one emulsified sulfur blending plant. These plants are located in Texas and Illinois and manufacture primarily sulfur-based fertilizer products for wholesale distributors and industrial users. Demand for our sulfur products exists across the globe, and our asset base provides additional opportunities to handle increases in U.S. supply and access to foreign demand.

•Natural Gas Liquids.  We sell and distribute NGLs that we primarily purchase from refineries and natural gas processors. We store and transport NGLs for wholesale deliveries to refineries, industrial NGL users and propane retailers in the southeastern U.S. We own approximately 2.2 million barrels of underground storage capacity for NGLs. This segment has historically been driven primarily by the purchase of butane in the summer months, when demand is typically low, and sale in the winter months, when demand is typically higher (“butane optimization business”). However, in an effort to reduce borrowing costs, working capital needs, commodity risk exposure and earnings volatility, management intends to exit the butane optimization business at the conclusion of the butane selling season during the second quarter of 2023.

Significant Recent Developments

Issuance of 2028 Notes to Refinance Existing Secured Notes. On February 8, 2023, we completed the sale of $400.0 million in aggregate principal amount of our 11.50% senior secured second lien notes due 2028 (the “2028 Notes”). We used the proceeds of the 2028 Notes to complete the tender offers for substantially all of our 2024 Notes and 2025 Notes, redeem all 2024 Notes and 2025 Notes that were not validly tendered, repay a portion of the indebtedness under our credit facility, and pay fees and expenses in connection with the foregoing. Simultaneously with the issuance of the 2028 Notes we amended our credit facility to, among other things, reduce the commitments thereunder from $275.0 million to $200.0 million (with further scheduled reductions to $175.0 million on June 30, 2023 and $150.0 million on June 30, 2024) and extend the scheduled maturity date of the credit facility to February 8, 2027.

Exit from Butane Optimization Business. In January 2023, we announced that we anticipate the exit of our butane optimization business at the conclusion of the butane selling season during the second quarter of 2023. Going forward, our intent is to operate as a fee-based butane logistics business, primarily utilizing our north Louisiana underground storage assets, which have both truck and rail capability. This logistics business will also utilize our truck transportation assets for fee-based product movements. As a result of this new business model, we anticipate no longer carrying butane inventory going forward, eliminating commodity risk, reducing cash flow and earnings volatility, and substantially reducing working capital requirements.

Electronic Level Sulfuric Acid Joint Venture. On October 19, 2022, Martin ELSA Investment LLC, our affiliate, entered into definitive agreements with Samsung C&T America, Inc. and Dongjin USA, Inc., an affiliate of Dongjin Semichem Co., Ltd., to form DSM Semichem LLC (“DSM”). DSM will produce and distribute electronic level sulfuric acid (“ELSA”). By leveraging our existing assets located in Plainview, Texas and installing additional facilities (the “ELSA Facility”) as required, DSM will produce ELSA that meets the strict quality standards required by the recent advances in semiconductor manufacturing. In addition to owning a 10% non-controlling interest in DSM, we will be the exclusive provider of feedstock to the ELSA Facility. We, through our affiliate Martin Transport, Inc., ("MTI") will also provide land transportation services of the ELSA produced by DSM. The Partnership expects to fund approximately $20.0 million in aggregate capital expenditures in connection with this joint venture and the Partnership’s related services in 2023 and 2024.

Divestiture of Stockton, California Sulfur Terminal. On October 7, 2022, we closed on the sale of our Stockton Sulfur Terminal to Gulf Terminals LLC for net proceeds of approximately $5.25 million, which were used to reduce outstanding borrowings under our credit facility.

Subsequent Events

Quarterly Distribution. On January 23, 2023, we declared a quarterly cash distribution of $0.005 per common unit for the fourth quarter of 2022, or $0.02 per common unit on an annualized basis, which was paid on February 14, 2023 to unitholders of record as of February 7, 2023.

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

Specialized Transportation Equipment and Storage Facilities. We have the assets and expertise to handle and transport an array of petroleum products and by-products with unique requirements for transportation and storage. For example, we own facilities and resources to transport a variety of specialty products, including ammonia, molten sulfur and asphalt. Some of these specialty products require treatment across a wide range of temperatures (between approximately -30 to +400 degrees Fahrenheit) to remain in liquid form, which our facilities are designed to accommodate. These capabilities help us enhance relationships with our customers by offering them specialized services to handle their unique product requirements.

Strong Industry Reputation and Established Relationships with Suppliers and Customers. We have established a reputation in our industry as a reliable and cost-effective supplier of services to our customers and have a track record of safe and efficient operations at our facilities. Our management has also established long-term relationships with many of our suppliers and customers. We benefit from our management’s reputation and track record and from these long-term relationships. We provide specialized value-added services to our customers and believe we have become an integral part of their value chain.

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

Specialty Petroleum Terminals.  We own or operate 13 terminalling facilities providing storage, handling and transportation of various petroleum products and by-products as well as the blending and packaging of naphthenic lubricants and automotive, commercial, industrial, and post-tension greases. The locations and capabilities of our terminals are structured to complement our other businesses and reflect our strategy to provide a broad range of integrated services in the storage, handling and transportation of products. We developed our terminalling and storage assets by acquisition and upgrades of existing facilities as well as developing our own properties strategically located near rail, waterways and pipelines. We anticipate further expansion of our terminalling facilities primarily through organic growth.

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

In Smackover, Arkansas, we own a refinery where we process naphthenic crude oil into finished products that include naphthenic lubricants, distillates, asphalt and other intermediates.  The refinery's capacity is dedicated to a subsidiary of Martin Resource Management Corporation through a long-term tolling agreement based on throughput rates and a monthly reservation fee.

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

In Beaumont, Texas, we own a terminal ("Spindletop Terminal") where we receive natural gasoline via pipeline, store the natural gasoline in above ground tanks, and then ship the product to our customers via other pipelines to which the facility is connected, referred to as the "Spindletop Terminal."  Our fees for the use of this facility are based on the volume of barrels shipped from the terminal under an arrangement that includes a provision for minimum volume throughput requirements.

    The following is a summary description of our shore-based specialty terminals:

Terminal	Location	Aggregate Capacity (in barrels)	Products	Description
Tampa [1]	Tampa, Florida	662,000	Asphalt, crude oil, and diesel	Marine terminal, loading/unloading for vessels, barges, railcars and trucks
Stanolind	Beaumont, Texas	620,000	Asphalt, crude oil, sulfur, and sulfuric acid	Marine terminal, marine dock for loading/unloading of vessels, barges, railcars and trucks
Neches [2]	Beaumont, Texas	526,000	Molten sulfur, formed sulfur, ammonia, asphalt, fuel oil, crude oil and sulfur-based fertilizer	Marine terminal, loading/unloading for vessels, barges, railcars and trucks

1 The terminal is located on land owned by the Tampa Port Authority that was leased to us under a lease that expires in December 2026.

2 The Neches terminal is a deep water marine terminal located near Beaumont, Texas, on approximately 50 acres of land owned by us, and an additional 96 acres leased to us under terms of a 20-year lease that commenced on May 1, 2014 with three five-year options.

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

Marine Shore-Based Terminals.  We own or operate 14 marine shore-based terminals along the U.S. Gulf Coast from Theodore, Alabama to Corpus Christi, Texas.   Our terminalling assets are located at strategic distribution points for the products we handle and are in close proximity to our customers. We are one of the largest operators of marine shore-based terminals in the Gulf Coast region of the U.S. These terminals are used to distribute and market fuel and lubricants. Additionally, full service terminals also provide shore bases for companies that are operating in the offshore exploration and production industry. Customers are primarily oil and gas exploration and production companies and oilfield service companies, such as drilling fluid companies, marine transportation companies and offshore construction companies. Shore bases typically provide logistical support, including the storage and handling of tubular goods, loading and unloading bulk materials, providing facilities from which major and independent oil companies can communicate with and control offshore operations and leasing dockside facilities to companies which provide complementary products and services such as drilling fluids and cementing services. These contracts generally provide us a fixed land rental fee and additional rental fees that are determined based on a percentage of the sales value of the products and services delivered from the shore base. In addition, Martin Resource Management Corporation, through terminalling service agreements, pays us for terminalling and storage of fuels and lubricants at these terminal facilities and includes a provision for minimum volume throughput requirements.

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

    The following is a summary description of our full service terminals:

Terminal	Location	Aggregate Capacity (barrels)	End of Lease (Including Options)
Harbor Island [1]	Port Aransas, Texas	6,800	December 2039
Pelican Island	Galveston, Texas	84,000	Own
Theodore	Theodore, Alabama	19,900	Own

1 A portion of this terminal is owned.

Fuel and Lubricant Terminals.  We own or operate 11 fuel and lubricant terminals located in the Gulf Coast region of the U.S. that provide storage and handling services for lubricants and fuel oil.

    The following is a summary description of our fuel and lubricant terminals at:

Terminal	Location	Aggregate Capacity (barrels)	End of Lease (Including Options)
Amelia	Amelia, Louisiana	12,900	August 2023
Dock 193 [3]	Gueydan, Louisiana	11,000	May 2024
Fourchon	Fourchon, Louisiana	80,900	May 2027
Fourchon 16	Fourchon, Louisiana	15,200	July 2048
Galveston T [2]	Galveston, Texas	10,500	Own
Jennings Bulk Plant	Jennings, Louisiana	9,100	Own
Lake Charles T	Lake Charles, Louisiana	600	April 2023
Pascagoula [2,4]	Pascagoula, Mississippi	10,100	Own
Port Arthur	Port Arthur, Texas	16,300	November 2025
Port O'Connor [1]	Port O'Connor, Texas	—	March 2023
Sabine Pass [2]	Sabine Pass, Texas	16,100	September 2036

1 This terminal is currently in caretaker status and the lease will not be renewed at the end of the current option.

2 This terminal is currently in caretaker status.

3 A portion of this terminal is owned.

4 On February 14, 2023, we closed on the sale of the Pascagoula terminal.

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

Transportation Segment

Land Transportation

    Industry Overview. The U.S. tank truck industry is segmented into fleet type, capacity, and product category. The energy and chemical sectors rely heavily on the transportation industry to assist in moving large volumes of petroleum products, petrochemicals, and chemicals.

Land Fleet.  We operate a fleet of land transportation assets comprising approximately 700 trucks and 1,200 tank trailers that transport petroleum products and by-products, petrochemicals, and chemicals. Our land transportation assets operate out of 25 strategically located terminals throughout the U.S. Gulf Coast and Southeastern U.S.

    The following is a listing of our terminals utilized in our land transportation business:

Terminal Locations
Texas	Louisiana	Arkansas	Other
Baytown	Arcadia	West Memphis	Theodore, Alabama
Beaumont	Baton Rouge	Smackover	Tampa, Florida
Beaumont Lube	Bossier City	Stephens	Hattiesburg, Mississippi
Channelview	Jennings		Kenova, West Virginia
Corpus Christi	Lake Charles	Tennessee	Pace, Florida
Kilgore	Reserve	Chattanooga	Mulberry, Florida
Longview		Kingsport
Plainview

Our major land transportation customers include energy, petrochemical, and chemical companies and Martin Resource Management Corporation. We conduct our land transportation services under fee-based transportation agreements with customers in which we have long term relationships.

We are party to a master transportation services agreement under which we provide land transportation services to Martin Resource Management Corporation on a demand basis at applicable market rates.  The agreement will continue unless either party terminates the agreement by giving at least 30 days' written notice to the other party.  The rates under this agreement are subject to any adjustments which are mutually agreed upon or in accordance with a price index. Additionally, shipping charges are also subject to fuel surcharges determined on a weekly basis in accordance with the U.S. Department of Energy’s national diesel price list.

    Competition. The U.S. tank truck market is highly competitive and fragmented, due to the presence of many small and medium-sized market participants. Driver availability plays a major role in each market participant's ability to generate revenue.  Competition in our service regions is based primarily on freight rates, service, efficiency, and available capacity.

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

    The following is a summary description of the marine vessels we use in our marine transportation business :

Class of Equipment	Number in Class	Capacity/Horsepower	Products Transported
Inland tank barges	5	Under 20,000 barrels	Diesel fuel
Inland tank barges	22	20,000 - 31,000 barrels	Asphalt, crude oil, fuel oil and gasoline
Inland push boats	15	800 - 2,650 horsepower	N/A
Offshore tank barge	1	59,000 barrels	Diesel fuel
Offshore tugboat	1	7,100 horsepower	N/A

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

    We operate a sulfur forming facility in Beaumont, Texas, which is used to convert molten sulfur into solid form (prills/granules). The Beaumont facility is equipped with two wet prill units and one granulation unit capable of processing a combined 5,500 metric tons of molten sulfur per day. Formed sulfur is stored in bulk until sold into local or international agricultural markets. Our forming services contracts are fee based and typically include minimum fee guarantees.

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

Our Sulfur Services Facilities. We own the following marine assets and use them to transport molten sulfur between U.S. Gulf Coast storage terminals (including our terminal in Beaumont, Texas) under third-party marine transportation agreements:

Class of Equipment	Number in Class	Capacity/Horsepower	Products Transported
Offshore tank barge	1	10,500 long tons	Molten sulfur
Offshore tugboat	1	5,100 horsepower	N/A
Inland push boat	1	1,200 horsepower	N/A
Inland tank barge	2	2,500 long tons	Molten sulfur

We operate the following sulfur forming facility as part of our sulfur services business:

Terminal	Location	Daily Production Capacity	Products Stored
Neches	Beaumont, Texas	5,500 metric tons per day	Molten, prilled and granulated sulfur

We own the following manufacturing plants as part of our sulfur services business:

Facility	Location	Annual Capacity	Description
Fertilizer plant	Plainview, Texas	150,000 tons	Fertilizer production
Fertilizer plant	Beaumont, Texas	146,000 tons	Liquid sulfur fertilizer production
Fertilizer plant	Odessa, Texas	35,000 tons	Dry sulfur fertilizer production
Fertilizer plant	Seneca, Illinois	36,000 tons	Dry sulfur fertilizer production
Fertilizer plant	Cactus, Texas	20,000 tons	Dry sulfur fertilizer production
Industrial sulfur plant	Nash, Texas	18,000 tons	Emulsified sulfur production
Sulfuric acid plant	Plainview, Texas	150,000 tons	Sulfuric acid production

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

Facilities.  We purchase NGLs primarily from major domestic oil refiners and natural gas processors.  We transport NGLs using MTI's land transportation fleet or by contracting with common carriers, owner-operators and railroad tank car transportation companies. We typically enter into annual contracts with independent retail propane distributors to deliver their estimated annual volume requirements based on prevailing market prices. Dependable delivery is very important to these customers and in some cases may be more important than price. We ensure adequate supply of NGLs through:

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

    In addition to the owned NGL facilities above, we lease underground storage capacity at two locations under short-term lease agreements.

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

Exit from Butane Optimization Business. In an effort to reduce borrowing costs, working capital needs, commodity risk exposure and earnings volatility, management intends to exit the butane optimization business at the conclusion of the butane selling season during the second quarter of 2023. Going forward, our intent is to operate as a fee-based butane logistics business, primarily utilizing our north Louisiana underground storage assets, which have both truck and rail capability. This logistics business will also utilize our truck transportation assets for fee-based product movements. As a result of this new business model, we anticipate no longer carrying butane inventory going forward, eliminating commodity risk, reducing cash flow and earnings volatility, and substantially reducing working capital requirements.

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

Related Party Agreements

The Omnibus Agreement with Martin Resource Management Corporation requires us to reimburse Martin Resource Management Corporation for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management Corporation for $161.6 million, $134.7 million and $125.3 million of direct costs and expenses for the years ended December 31, 2022, 2021 and 2020, respectively.  There is no monetary limitation on the amount we are required to reimburse Martin Resource Management Corporation for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.  For the years ended December 31, 2022, 2021, and 2020, the board of directors of our general partner approved reimbursement amounts of $13.5 million, $14.4 million and $16.4 million, respectively, reflecting our allocable share of such expenses. The board of directors of our general partner will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management Corporation provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, environmental and safety compliance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management Corporation’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management Corporation also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

Commercial

We have been and anticipate that we will continue to be both a significant customer and supplier of products and services offered by Martin Resource Management Corporation. In the aggregate, our purchases from Martin Resource Management Corporation accounted for approximately 17%, 16%, and 19% of our total costs and expenses during for the years ended December 31, 2022, 2021 and 2020, respectively.

Correspondingly, Martin Resource Management Corporation is one of our significant customers. Our sales to Martin Resource Management Corporation accounted for approximately 9%, 9%, and 13% of our total revenues for each of the years ended December 31, 2022, 2021 and 2020, respectively.

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

Insurance

Our deductible for onshore physical damage resulting from named windstorms is 5% of the total value of affected properties with minimum deductible ranges from $1.0 million to $5.0 million. Our property program currently provides $40.0 million per occurrence and annual aggregate for named windstorm events, including business interruption coverage in connection with a named windstorm event and has a waiting period of 45 to 60 days.

For non-named windstorms or events, our onshore physical damage deductible is $1.195 million per occurrence for all properties. Business interruption coverage in connection with a non-named windstorm or event is subject to a $200.0 million per occurrence limit as the property damage coverage and has a waiting period of 30 to 45 days, except the Smackover Refinery which has a waiting period of 45 to 60 days.

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

Further, in December 2015, over 190 countries, including the U.S., reached an agreement to reduce global GHG emissions ("Paris Agreement"). The Paris Agreement entered into force in November 2016, after over 70 countries, including the U.S., ratified or otherwise consented to be bound by the agreement. In November 2020, the U.S. formally withdrew from the Paris Agreement. However, on January 20, 2021, President Biden signed an “Acceptance on Behalf of the United States of America” that will allow the U.S. to rejoin the Paris Agreement. The newly signed acceptance, deposited with the United Nations on January 20, 2021, reverses the prior withdrawal. The U.S. officially rejoined the Paris Agreement on February 19, 2021. As part of rejoining the Paris Agreement, President Biden announced that the U.S. would commit to a 50 to 52 percent reduction from 2005 levels of GHG emissions by 2030 and set the goal of reaching net-zero GHG emissions by 2050. In addition, shortly after taking office in January 2021, President Biden issued a series of executive orders designed to address climate change, and new legislation to regulate GHG emissions has been periodically introduced into the U.S. Congress, but none have passed. Reentry into the Paris Agreement, new legislation, or President Biden’s executive orders may result in the development of additional regulations or changes to existing regulations, which could have a material adverse effect on our business and that of our customers. Several states and local governments have also stated their commitment to the principles of the Paris Agreement in their effectuation of policy and regulations. The United States Environmental Protection Agency has proposed strict new methane emission regulations for certain oil and gas facilities and the Inflation Reduction Act of 2022 (“IRA”) establishes a charge on methane emissions above certain limits from the same facilities. To date, such requirements have not had a substantial effect upon our operations. Still, new legislation or regulatory programs that restrict emissions of GHGs in areas in which we conduct business could adversely affect our operations and demand for our services.

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

Clean Water Act

The Federal Water Pollution Control Act of 1972, as amended, also known the Clean Water Act and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including hydrocarbon-bearing wastes, into state waters and waters of the U.S. Pursuant to the Clean Water Act and similar state laws, a National Pollutant Discharge Elimination System permit, or a state permit, or both, must be obtained to discharge pollutants into federal and state waters. In addition, the Clean Water Act and comparable state laws require that individual permits or coverage under general permits be obtained by subject facilities for discharges of storm water runoff. Furthermore, the Clean Water Act potentially requires individual permits or qualification for nationwide permits for activities that involve the discharge of dredged or fill material into waters of the U.S. In June 2015, the EPA and the U.S. Army Corps of Engineers (the “Corps”) finalized a rule intended to clarify the meaning of the term "waters of the U.S.," which established the scope of regulated waters under the Clean Water Act. However, in October 2019, the subject rule was repealed and the pre-2015 regulatory text was re-codified. In April 2020, the EPA and the Army Corps of Engineers issued the final Navigable Waters Protection Rule (“NWPR”) amending the definition of "water of the U.S." and replacing the EPA's October 2019 final rule. Judicial challenges to EPA’s October 2019 and April 2020 final rules are currently before multiple federal district courts. Additionally, the rules are among agency actions listed for review in accordance with President Biden’s January 20, 2021 Executive Order: "Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis." On December 7, 2021, EPA and the Corps published a proposed rule titled the “Revised Definition of ‘Waters of the U.S.’” The proposed rule provides that EPA and the Corps will begin interpreting the WOTUS definition consistent with the Pre-2015 regulatory regime, generally referred to as the “1986 definition,” subject to some amendments that reflect the agencies’ interpretation of the statutory limits on the WOTUS definition and Supreme Court precedent. The proposed rule, if finalized, would be expected to significantly expand federal jurisdiction as compared to the NWPR, and as such, we could face increased costs and delays with respect to obtaining permits for activities in jurisdictional waters, including wetlands. On December 30, 2022, the EPA and the U.S. Army Corps of Engineers announced the final “Revised Definition of ‘Waters of the United States”’ rule, which was published on January 18, 2023 and becomes effective on March 20, 2023. This final rule, however, is the subject of various pending legal challenges. In addition, on January 24, 2022, the Supreme Court granted certiorari in the case of Sackett v. EPA to determine whether the Ninth Circuit set forth the proper test for determining whether wetlands are “waters of the U.S.” under the Clean Water Act. The Court’s decision to take up this jurisdictional question will undoubtedly impact the agencies’ current rulemaking process addressing the same question. To the extent that any future Supreme Court decisions or final rules expand the scope of the Clean Water Act's jurisdiction, we could face increased costs and delays with respect to permitting. We believe that we are in substantial compliance with Clean Water Act permitting requirements as well as the conditions imposed thereunder, and that our continued compliance with such existing permit conditions will not have a material adverse effect on our business, financial condition or results of operations.

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

Human Capital

We do not have any employees.  Under our Omnibus Agreement with Martin Resource Management Corporation, Martin Resource Management Corporation provides us with corporate staff and support services.  These services include centralized corporate functions, such as accounting, treasury, engineering, information technology, insurance, administration of employee benefit plans and other corporate services.  Martin Resource Management Corporation has approximately 1,570 employees of which 1,230 individuals, including 57 individuals represented by labor unions, provide direct support to our operations as of December 31, 2022. Martin Resource Management Corporation employees are responsible for conducting our business and operating our assets on our behalf. In addition, we benefit from our relationship with Martin Resource Management Corporation through access to a significant pool of management expertise and established relationships throughout the energy industry.

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
Fluctuations in interest rates could materially affect our financial results
We are exposed to counterparty risk in our credit facility and hedging agreements and we may not be able to access funds under our credit facility if there is a default.
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

The payment of principal and interest on our indebtedness reduces the cash available for distribution to our unitholders. In addition, our credit facility and the indenture governing our secured notes severely restrict our ability to make distributions until our total leverage ratio (as defined in the applicable debt instruments) is less than 3.75 to 1.00 (under the indenture) and 4.50 to 1.00 (under our credit facility), pro forma first lien leverage is less than 1.00 to 1.00, and our pro forma liquidity is greater than or equal to 35% of the commitments under our credit facility. After deleveraging, the covenants in our debt instruments will continue to restrict our ability to make distributions, including a prohibition in our credit facility from making cash distributions during a default or an event of default under our credit facility or if the payment of a distribution would cause a default or an event of default thereunder. Our leverage and various limitations in our debt instruments may reduce our ability to incur additional debt, engage in certain transactions, and capitalize on acquisition or other business opportunities that could increase cash flows and distributions to our unitholders.

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

•climate change;

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

As of December 31, 2022, we had approximately $516.1 million in principal amount of debt outstanding (including $171.0 million outstanding under our credit facility). Our indebtedness could have important consequences, including the following:

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

The covenants in our debt instruments restrict our ability to incur additional indebtedness. For instance, while our credit facility had $275.0 million in lender commitments at December 31, 2022, the amount we were able to borrow was limited by the financial covenants contained therein.

Fluctuations in interest rates could materially affect our financial results

    Borrowings under our credit facility are at variable rates. Because a portion of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense. Based on our floating rate debt outstanding as of December 31, 2022, a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $1.7 million annually.

We are exposed to counterparty risk in our credit facility and hedging agreements and we may not be able to access funds under our credit facility if there is a default.

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

    In addition, we have from time to time entered into hedging agreements to manage our interest rate and commodity risk exposure. If the counterparties fail to honor their commitments, we could experience higher interest rates or commodity price risk, which could have a material adverse effect on our business, financial condition and results of operations.
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

In the U.S., no comprehensive climate change legislation has been implemented at the federal level. However, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the U.S., and implement New Source Performance Standards directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and natural gas sector, including midstream sources. The United States Environmental Protection Agency has proposed strict new methane emission regulations for certain oil and gas facilities and the IRA establishes a charge on methane emissions above certain limits from the same facilities. Despite potential changes with respect to the federal regulation of GHGs, various states and groups of states have adopted or are considering adopting legislation, regulations, or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and various other measures that would restrict emissions of GHGs from different industrial sectors. At the international level, pursuant to the Paris Agreement, over 190 countries have committed to limiting their GHG emissions through individually-determined reduction goals every five years after 2020. In November 2020, the U.S. formally withdrew from the Paris Agreement. However, on January 20, 2021, President Biden signed an “Acceptance on Behalf of the U.S.,” and the U.S. officially rejoined the Paris Agreement on February 19, 2021. As part of rejoining the Paris Agreement, President Biden announced that the U.S. would commit to a 50 to 52 percent reduction from 2005 levels of GHG emissions by 2030 and set the goal of reaching net-zero GHG emissions by 2050. State, federal, and international regulatory measures have the potential to increase our operating costs through direct regulation of GHG emissions resulting from our operations, and could also indirectly adversely affect our operations by decreasing demand for our services and products.

For example, our business could be impacted by initiatives to address greenhouse gases and climate change and incentives to conserve energy or use alternative energy sources. For example, the IRA, signed into law in August 2022 by President Biden, includes incentives to increase renewable energy, such as wind and solar electric generation, and encourages consumers to use these alternative energy sources. The IRA and similar state or federal initiatives to incentivize a shift away from fossil fuels could reduce demand for hydrocarbons, thereby reducing demand for our products and services and negatively impacting our business.

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

    Decreasing energy prices could adversely affect our results of operations. If commodity prices remain weak for a sustained period, our terminalling throughput volumes may be negatively impacted, particularly as producers are curtailing or redirecting drilling, adversely affecting our results of operations. A sustained decline in commodity prices could result in a decrease in activity in the areas served by certain of our terminalling and storage and transportation assets resulting in reduced utilization of these assets.

For example, in 2020, the markets experienced a decline in oil prices in response to oil demand concerns due to the economic impacts of the COVID-19 pandemic, greatly impacting the demand for refined products resulting in a significant reduction in refinery utilization. The significant reduction in refinery utilization as a result of reduced refined products demand significantly impacted our Transportation and NGL segments. As the volume of products produced or purchased by refineries was been reduced, demand for our services decreased.

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

Our sulfur-based fertilizer products are subject to seasonal demand and could cause our revenues to vary.

    The demand for our sulfur-based fertilizer products experience an increase in demand during the spring, which increases the revenue generated by this business line in this period compared to other periods. The seasonality of the revenue from these products may cause our results of operations to vary on a quarter-to-quarter basis and thus could cause our cash available for quarterly distributions to fluctuate from period to period.

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

    If unitholders are dissatisfied with the performance of our general partner, they will have a limited ability to remove our general partner. Our general partner generally may not be removed except upon the vote of the holders of at least 66 2/3% of the outstanding units voting together as a single class. As of December 31, 2022, Martin Resource Management Corporation owned 15.7% of our total outstanding common limited partner units and all of the ownership interests in MMGP, our general partner.

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

    As of December 31, 2022, Martin Resource Management Corporation owned 15.7% of our total outstanding common limited partner units and 100% of the ownership interests in MMGP. MMGP owns a 2% general partnership interest in us. Conflicts of interest may arise between Martin Resource Management Corporation and our general partner, on the one hand, and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of Martin Resource Management Corporation over the interests of our unitholders. Potential conflicts of interest between us, Martin Resource Management Corporation and our general partner could occur in many of our day-to-day operations including, among others, the following situations:

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

In general, the Partnership is entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during its taxable year. However, the deduction for "business interest" is limited to the sum of the Partnership’s business interest income and 30% of its "adjusted taxable income." For the purposes of this limitation, the Partnership’s adjusted taxable income is computed without regard to any business interest expense or business interest income. In the case of taxable years beginning on or after January 1, 2022, the Partnership’s adjusted taxable income is computed by taking into account any deduction allowable for depreciation, amortization, or depletion to the extent such depreciation, amortization, or depletion is not capitalized into cost of goods sold with respect to inventory. If the Partnership’s "business interest" is subject to limitation under these rules, unitholders will be limited in their ability to deduct their share of any interest expense that has been allocated to them. As a result, unitholders may be subject to limitation on their ability to deduct interest expenses incurred by the Partnership.

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

Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income. Distributions to non-U.S. persons will also be subject to a 10% withholding tax on the amount realized with respect to any distribution, and in the case of a distribution effected through a broker, the amount realized is the amount of any distribution in excess of our “cumulative net income.” As we do not compute our cumulative net income for such purposes due to the complexity of the calculation and lack of clarity in how it would apply to us, we intend to treat all of our distributions as being in excess of our cumulative net income for such purposes and subject to such 10% withholding tax.

If a unitholder sells or otherwise disposes of a unit, the transferee is required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferee but were not withheld. Under the Treasury Regulations, such withholding will be required on open market transactions, but in the case of a transfer made through a broker, a partner’s share of liabilities will be excluded from the amount realized. In addition, the obligation to withhold will be imposed on the broker instead of the transferee (and we will generally not be required to withhold from the transferee amounts that should have been withheld by the transferee but were not withheld). These withholding obligations will apply to transfers of our common units occurring on or after January 1, 2023. Current and prospective non-U.S. unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.

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

A portion of our taxable income is earned through MTI, which is a C corporation for federal tax purposes. C corporations are subject to federal income tax on their taxable income at the corporate tax rate, which is currently 21%, and will likely pay state (and possibly local) income tax at varying rates on their taxable income. Any such entity level taxes will reduce the cash available for distribution to our unitholders. Distributions from any such C corporation are generally taxed again to unitholders as dividend income to the extent of current and accumulated earnings and profits of such C corporation. As of December 31, 2022, the maximum federal income tax rate applicable to such qualified dividend income that is allocable to individuals was 20% (plus a 3.8% net investment income tax that applies to certain net investment income earned by individuals, estates and trusts). An individual unitholders’ share of dividend and interest income from MTI or other C corporation subsidiaries would constitute portfolio income that could not be offset by the unitholders’ share of our other losses or deductions.

Unitholders may be subject to state, local and foreign taxes and return filing requirements as a result of investing in our common units.

    In addition to federal income taxes, unitholders may be subject to other taxes, such as state, local and foreign income taxes, unincorporated business taxes and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we do business or own property. Unitholders may be required to file state, local and foreign income tax returns and pay state and local income taxes in some or all of the various jurisdictions in which we do business or own property and may be subject to penalties for failure to comply with those requirements. We own property and/or conduct business in several states, many of which impose a personal income tax and also impose income taxes on corporations and other entities. We may do business or own property in other states or foreign countries in the future. It is the unitholder's responsibility to file all federal, state, local and foreign tax returns. Our counsel has not rendered an opinion on the state, local or foreign tax consequences of an investment in our common units.

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

    From time to time, we are subject to certain legal proceedings, claims and disputes that arise in the ordinary course of our business. Although we cannot predict the outcomes of these legal proceedings, these actions, in the aggregate, could have a material adverse impact on our financial position, results of operations or liquidity. A description of our legal proceedings is included in "Item 8. Financial Statements and Supplementary Data, Note 19. Commitments and Contingencies", and is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Our Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common units are traded on the NASDAQ under the symbol "MMLP." As of March 2, 2023, there were approximately 198 holders of record and approximately 9,499 beneficial owners of our common units.

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

    Quarterly Distribution. On January 23, 2023, we declared a quarterly cash distribution of $0.005 per common unit for the fourth quarter of 2022, or $0.02 per common unit on an annualized basis, which was paid on February 14, 2023 to unitholders of record as of February 7, 2023.

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

Significant Recent Developments

Issuance of 2028 Notes to Refinance Existing Secured Notes. On February 8, 2023, we completed the sale of $400.0 million in aggregate principal amount of our 2028 Notes. We used the proceeds of the 2028 Notes to complete the tender offers for substantially all of our 2024 Notes and 2025 Notes, redeem all 2024 Notes and 2025 Notes that were not validly tendered, repay a portion of the indebtedness under our credit facility, and pay fees and expenses in connection with the foregoing. Simultaneously with the issuance of the 2028 Notes we amended our credit facility to, among other things, reduce the commitments thereunder from $275.0 million to $200.0 million (with further scheduled reductions to $175.0 million on June 30, 2023 and $150.0 million on June 30, 2024) and extend the scheduled maturity date of the credit facility to February 8, 2027.

Exit from Butane Optimization Business. In January 2023, we announced that we anticipate the exit of our butane optimization business at the conclusion of the butane selling season during the second quarter of 2023.

Electronic Level Sulfuric Acid Joint Venture. On October 19, 2022, Martin ELSA Investment LLC, our affiliate, entered into definitive agreements with Samsung C&T America, Inc. and Dongjin USA, Inc., an affiliate of Dongjin Semichem Co., Ltd., to form DSM. DSM will produce and distribute ELSA. By leveraging our existing assets located in Plainview, Texas and installing the ELSA Facility as required, DSM will produce ELSA that meets the strict quality standards required by the recent advances in semiconductor manufacturing. In addition to owning a 10% non-controlling interest in DSM, we will be the exclusive provider of feedstock to the ELSA Facility. We, through our affiliate MTI, will also provide land transportation services to end-users of the ELSA produced by DSM. The Partnership expects to fund approximately $20.0 million in aggregate capital expenditures in connection with this joint venture and the Partnership’s related services in 2023 and 2024.

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

Subsequent Events

Quarterly Distribution. On January 23, 2023, we declared a quarterly cash distribution of $0.005 per common unit for the fourth quarter of 2022, or $0.02 per common unit on an annualized basis, which was paid on February 14, 2023 to unitholders of record as of February 7, 2023.

Critical Accounting Policies and Estimates

    Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated financial statements included elsewhere herein. We prepared these financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP" or "GAAP"). The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. You should also read Note 2, "Significant Accounting Policies" in Notes to Consolidated Financial Statements. The following table evaluates the potential impact of estimates utilized during the periods ended December 31, 2022 and 2021:

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Estimates and Assumptions
Impairment of Long-Lived Assets
We periodically evaluate whether the carrying value of long-lived assets has been impaired when circumstances indicate the carrying value of the assets may not be recoverable. These evaluations are based on undiscounted cash flow projections over the remaining useful life of the asset. The carrying value is not recoverable if it exceeds the sum of the undiscounted cash flows. Any impairment loss is measured as the excess of the asset's carrying value over its fair value.	Our impairment analyses require management to use judgment in estimating future cash flows and useful lives, as well as assessing the probability of different outcomes.	Applying this impairment review methodology, no impairment was recorded during the years ended December 31, 2022 or 2021. We recorded an impairment charge of $3.1 million and $1.3 million in our Terminalling and Storage and Transportation segments, respectively, during the year ended December 31, 2020.
Impairment of Goodwill
Goodwill is subject to a fair-value based
impairment test on an annual basis, or more frequently if events or changes in circumstances indicate that the fair value of any of our reporting units is less than its carrying amount. When assessing the recoverability of goodwill , we may first assess qualitative factors in determining
whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative assessment is not required. If an initial qualitative assessment indicates that it is more likely than not the carrying amount exceeds the fair value of a reporting unit, a quantitative analysis will be performed. We may also elect to bypass the qualitative assessment and proceed directly to a quantitative analysis depending on the facts and circumstances.	As part of the quantitative evaluation, we determine fair value using accepted valuation techniques, including discounted cash flow, the guideline public company method and the guideline transaction method. These analyses require management to make assumptions and estimates regarding industry and economic factors, future operating results and discount rates. We conduct impairment testing using present economic conditions, as well as future expectations.	Based upon the most recent annual review as of August 31, 2022, no goodwill impairment exists within our reporting units for the year ended December 31, 2022. No goodwill impairment was recorded during the years ended December 31, 2021 or 2020.

Our Relationship with Martin Resource Management Corporation

Martin Resource Management Corporation directs our business operations through its ownership of our general partner and under the Omnibus Agreement. In addition to the direct expenses payable to Martin Resource Management Corporation under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. For the years ended December 31, 2022, 2021 and 2020, the board of directors of our general partner approved reimbursement amounts of $13.5 million, $14.4 million and $16.4 million, respectively, reflecting our allocable share of such expenses. The board of directors of our general partner will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

Non-GAAP Financial Measures

The following tables reconcile the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the years ended December 31, 2022 and 2021, which represents EBITDA, Adjusted EBITDA, Distributable Cash Flow, and Adjusted Free Cash Flow

Reconciliation of Net Loss to EBITDA and Adjusted EBITDA

	Year Ended December 31,
	2022	2021
	(in thousands)
Net loss	$(10,334)	$(211)
Adjustments:
Interest expense	53,665	54,107
Income tax expense	7,927	3,380
Depreciation and amortization	56,280	56,751
EBITDA	107,538	114,027
Adjustments:
(Gain) loss on disposition of property, plant and equipment	(5,669)	534
Gain on involuntary conversion of property, plant and equipment	—	(196)
Unrealized mark-to-market on commodity derivatives	—	(207)
Lower of cost or market and other non-cash adjustments	12,850	—
Unit-based compensation	161	384
Adjusted EBITDA	114,880	114,542

Reconciliation of Net Cash provided by Operating Activities to Adjusted EBITDA, Distributable Cash Flow, and Adjusted Free Cash Flow

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$16,148	$35,729
Interest expense [1]	50,513	50,740
Current income tax expense	2,183	948
Lower of cost or market and other non-cash adjustments	12,850	—
Loss on exchange of senior unsecured notes	—	—
Non-cash impact related to exchange of senior unsecured notes	—	—
Commodity cash flow hedging gains reclassified to earnings	901	—
Net cash received for closed commodity derivative positions included in AOCI	(85)	(816)
Changes in operating assets and liabilities which (provided) used cash:
Accounts and other receivables, inventories, and other current assets	38,179	42,936
Trade, accounts and other payables, and other current liabilities	(4,428)	(14,346)
Other	(1,381)	(649)
Adjusted EBITDA	114,880	114,542
Adjustments:
Interest expense	(53,665)	(54,107)
Income tax expense	(7,927)	(3,380)
Deferred income taxes	5,744	2,432
Amortization of deferred debt issuance costs	3,152	3,367
Payments for plant turnaround costs	(5,176)	(4,109)
Maintenance capital expenditures	(19,074)	(14,115)
Distributable Cash Flow	37,934	44,630
Principal payments under finance lease obligations	(279)	(2,707)
Expansion capital expenditures	(6,883)	(4,705)
Adjusted Free Cash Flow	30,772	37,218

1 Net of amortization of debt issuance costs and discount and premium, which are included in interest expense but not included in net cash provided by operating activities.

Results of Operations

    The results of operations for the years ended December 31, 2022, 2021, and 2020 have been derived from our consolidated financial statements. Discussions of the year ended December 31, 2020 that are not included in this Annual Report on Form 10-K and year-to-year comparisons of the year ended December 31, 2021 and the year ended December 31, 2020 can be found in “Management’s Discussion and Analysis of Financial Condition and the Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The following table sets forth our operating revenues and operating income by segment for the years ended December 31, 2022, 2021, and 2020.

	Operating Revenues	Revenues Intersegment Eliminations	Operating Revenues after Eliminations	Operating Income (loss)	Operating Income Intersegment Eliminations	Operating Income (loss) after Eliminations
	(In thousands)
Year Ended December 31, 2022:
Terminalling and storage	$228,793	$(6,509)	$222,284	$18,902	$(4,009)	$14,893
Natural gas liquids	398,425	(3)	398,422	(16,268)	14,415	(1,853)
Sulfur services	179,164	—	179,164	24,186	9,960	34,146
Transportation	239,275	(20,267)	219,008	41,357	(20,366)	20,991
Indirect selling, general and administrative	—	—	—	(16,914)	—	(16,914)
Total	$1,045,657	$(26,779)	$1,018,878	$51,263	$—	$51,263

Year Ended December 31, 2021:
Terminalling and storage	$185,629	$(6,597)	$179,032	$15,462	$(4,677)	$10,785
Natural gas liquids	414,043	—	414,043	25,566	12,532	38,098
Sulfur services	145,042	—	145,042	23,965	9,007	32,972
Transportation	161,180	(16,866)	144,314	8,416	(16,862)	(8,446)
Indirect selling, general and administrative	—	—	—	(16,129)	—	(16,129)
Total	$905,894	$(23,463)	$882,431	$57,280	$—	$57,280

Year Ended December 31, 2020:
Terminalling and storage	$191,041	$(6,877)	$184,164	$23,969	$(1,816)	$22,153
Natural gas liquids	247,484	(5)	247,479	9,660	12,444	22,104
Sulfur services	108,020	(13)	108,007	29,001	7,255	36,256
Transportation	150,285	(17,793)	132,492	1,781	(17,883)	(16,102)
Indirect selling, general and administrative	—	—	—	(17,909)	—	(17,909)
Total	$696,830	$(24,688)	$672,142	$46,502	$—	$46,502

Terminalling and Storage Segment

Comparative Results of Operations for the Years Ended December 31, 2022 and 2021

	Year Ended December 31,		Variance	Percent Change
	2022	2021
	(In thousands)
Revenues:
Services	$86,664	$81,762	$4,902	6%
Products	142,129	103,867	38,262	37%
Total revenues	228,793	185,629	43,164	23%

Cost of products sold	116,117	83,081	33,036	40%
Operating expenses	58,748	52,972	5,776	11%
Selling, general and administrative expenses	6,626	6,052	574	9%
Depreciation and amortization	28,234	28,210	24	—%
	19,068	15,314	3,754	25%
Other operating loss, net	(166)	(48)	(118)	(246)%
Gain on involuntary conversion of property, plant and equipment	—	196	(196)	(100)%
Operating income	$18,902	$15,462	$3,440	22%

Shore-based throughput volumes (gallons)	85,569	50,526	35,043	69%
Smackover refinery throughput volumes (guaranteed minimum BBL per day)	6,500	6,500	—	—%

Services revenues. Service revenues increased $4.9 million. Revenue at our Smackover Refinery increased $3.7 million, including $2.7 million in natural gas surcharge revenue, $0.9 million in reservation fees and $0.8 million in throughput fees, offset by a decrease of $0.8 million in pipeline revenue. In addition, revenue at our specialty terminals increased $0.7 million as a result of $0.6 million in throughput revenue and $0.1 million in service revenue. Our shore-based terminals increased $0.5 million due to $1.0 million in throughput revenue, offset by a reduction in space rent of $0.5 million.

Products revenues. A 31% increase in average sales price combined with a 4% increase in sales volumes at our blending and packaging facilities resulted in a $38.0 million increase in products revenues.

Cost of products sold. A 34% increase in average cost per gallon combined with a 4% increase in sales volumes at our blending and packaging facilities resulted in a $32.8 million increase in cost of goods sold.

Operating expenses. Operating expenses increased primarily as a result of natural gas utilities of $3.8 million and employee-related expenses of $1.6 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased primarily as a result of increased employee-related expenses.

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

Transportation Segment

Comparative Results of Operations for the Years Ended December 31, 2022 and 2021

	Year Ended December 31,		Variance	Percent Change
	2022	2021
	(In thousands)
Revenues	$239,275	$161,180	$78,095	48%
Operating expenses	176,198	129,449	46,749	36%
Selling, general and administrative expenses	8,215	7,670	545	7%
Depreciation and amortization	14,567	15,719	(1,152)	(7)%
	40,295	8,342	31,953	383%
Other operating income, net	1,062	74	988	1,335%
Operating income	$41,357	$8,416	$32,941	391%

Marine Transportation Revenues. Inland and offshore revenues increased $12.2 million and $2.5 million, respectively, primarily related to higher utilization and transportation rates. Revenue was also impacted by an increase in pass-through revenue (primarily fuel) of $5.1 million.

Land Transportation Revenues. Freight revenue increased primarily due to a 25% increase in load count combined with a 7% increase in total miles, which resulted in a $34.4 million increase. Additionally, ancillary revenue increased $23.8 million.

Operating expenses. The increase in operating expenses is primarily a result of increased employee-related expenses of $24.2 million, pass through expenses (primarily fuel) of $14.0 million, insurance premiums of $2.0 million, lease expense of $1.7 million, and outside towing of $1.6 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased primarily due to increased employee-related expenses.

Depreciation and amortization. Depreciation and amortization decreased as a result of recent disposals, offset by recent capital expenditures.

Other operating income, net. Other operating income, net represents gains from the disposition of property, plant and equipment.

Sulfur Services Segment

Comparative Results of Operations for the Years Ended December 31, 2022 and 2021

	Year Ended December 31,		Variance	Percent Change
	2022	2021
	(In thousands)
Revenues:
Services	$12,337	$11,799	$538	5%
Products	166,827	133,243	33,584	25%
Total revenues	179,164	145,042	34,122	24%

Cost of products sold	127,018	95,287	31,731	33%
Operating expenses	15,335	10,203	5,132	50%
Selling, general and administrative expenses	6,081	5,284	797	15%
Depreciation and amortization	11,099	10,432	667	6%
	19,631	23,836	(4,205)	(18)%
Other operating income, net	4,555	129	4,426	3,431%
Operating income	$24,186	$23,965	$221	1%

Sulfur (long tons)	452.0	456.0	(4.0)	(1)%
Fertilizer (long tons)	211.0	301.0	(90.0)	(30)%
Sulfur services volumes (long tons)	663.0	757.0	(94.0)	(12)%

    Services Revenues.  Services revenues increased slightly as a result of a contractually prescribed, index-based fee adjustment.

Products Revenues.  Products revenues increased $57.2 million as a result of a 43% rise in average sulfur services sales prices. Products revenues decreased an offsetting $23.7 million due to a 12% decrease in sales volumes, primarily related to a 30% decrease in fertilizer volumes.

Cost of products sold.  An 52% increase in product cost impacted cost of products sold by $49.7 million, resulting from an increase in commodity prices. A 12% decrease in sales volumes resulted in an offsetting decrease in cost of products sold of $18.0 million. Margin per ton increased $9.90, or 20%.

Operating expenses. Operating expenses increased due to an increase in marine fuel expense of $2.1 million, outside towing of $1.2 million, insurance premiums and claims of $0.5 million, contract labor of $0.4 million, repairs and maintenance of marine assets of $0.3 million, and assist tugs of $0.3 million.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased $0.8 million in employee related expenses.

Depreciation and amortization.  Depreciation and amortization increased as a result of increased amortization of turnaround costs with a slight offset due to certain assets being fully depreciated.

    Other operating income, net.  Other operating income, net increased $4.4 million as a result of a net gain from the disposition of property, plant and equipment during 2022.

Natural Gas Liquids Segment

    Comparative Results of Operations for the Years Ended December 31, 2022 and 2021

	Year Ended December 31,		Variance	Percent Change
	2022	2021
	(In thousands)
Products Revenues	$398,425	$414,043	(15,618)	(4)%
Cost of products sold	403,922	375,239	28,683	8%
Operating expenses	4,540	4,061	479	12%
Selling, general and administrative expenses	4,069	6,098	(2,029)	(33)%
Depreciation and amortization	2,380	2,390	(10)	—%
	(16,486)	26,255	(42,741)	(163)%
Other operating income (loss), net	218	(689)	907	132%
Operating income (loss)	$(16,268)	$25,566	$(41,834)	(164)%

NGLs Volumes (barrels)	5,791	7,121	(1,330)	(19)%

    Products Revenues. Our NGL average sales price per barrel increased $10.66, or 18%, resulting in an increase to products revenues of $75.9 million. The increase in average sales price per barrel was a result of an increase in market prices. Product sales volumes decreased 19%, decreasing revenues $91.5 million.

    Cost of products sold.   Our average cost per barrel increased $13.81, or 26%, increasing cost of products sold by $98.3 million.  The increase in average cost per barrel was a result of an increase in market prices.  The decrease in sales volume of 19% resulted in a $88.4 million decrease to cost of products sold. Our margins decreased $3.15 per barrel, or 58% during the period.

    Operating expenses.  Operating expenses increased $0.5 million due to increased operating costs at our underground storage facility.

    Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $2.0 million as a result of decreased compensation expense.

    Other operating income (loss), net.  Other operating income (loss), net represents gains and losses from the disposition of property, plant and equipment.

Interest Expense

    Comparative Components of Interest Expense, Net for the Years Ended December 31, 2022 and 2021

	Year Ended December 31,		Variance	Percent Change
	2022	2021
	(In thousands)
Credit facility	$9,654	$9,498	$156	2%
Senior notes	38,903	39,303	(400)	(1)%
Amortization of deferred debt issuance costs	3,152	3,367	(215)	(6)%
Amortization of debt premium	—	—	—
Other	1,948	1,916	32	2%
Finance leases	8	23	(15)	(65)%
Capitalized interest	—	—	—
Total interest expense, net	$53,665	$54,107	$(442)	(1)%

Indirect Selling, General and Administrative Expenses

	Year Ended December 31,		Variance	Percent Change
	2022	2021
	(In thousands)
Indirect selling, general and administrative expenses	$16,914	$16,129	$785	5%

    Indirect selling, general and administrative increased primarily due to increases in employee-related expenses of $1.2 million and professional fees of $0.3 million, offset by a $0.9 million decrease in the indirect expenses allocated from Martin Resource Management Corporation.

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

    Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. The board of directors of our general partner approved the following reimbursement amounts:

	Year Ended December 31,		Variance	Percent Change
	2022	2021
	(In thousands)
Board approved reimbursement amount	$13,491	$14,386	$(895)	(6)%

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

Cash Flows - Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

    The following table details the cash flow changes between the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Variance	Percent Change
	2022	2021
	(In thousands)
Net cash provided by (used in):
Operating activities	$16,148	$35,729	$(19,581)	(55)%
Investing activities	(24,644)	(19,241)	(5,403)	(28)%
Financing activities	8,489	(21,394)	29,883	140%
Net increase (decrease) in cash and cash equivalents	$(7)	$(4,906)	$4,899	100%

    Net cash provided by operating activities. Net cash provided by operating activities for the year ended December 31, 2022 decreased $19.6 million primarily as a result of a decrease in operating results and non-cash items of $15.2 million combined with an unfavorable variance in changes in working capital of $5.2 million.

    Net cash used in investing activities. Net cash used in investing activities for the year ended December 31, 2022 increased $5.4 million. An increase in cash used of $12.2 million resulted from higher payments for capital expenditures and plant turnaround costs in 2022. Offsetting this increase, net proceeds from the sale of property, plant and equipment increased $7.1 million.

    Net cash provided by (used in) financing activities. Net cash provided by (used in) financing activities for the year ended December 31, 2022 increased $29.9 million primarily as a result of a $30.6 million increase in net proceeds from long-term debt.

Total Contractual Obligations

A summary of our total contractual obligations as of December 31, 2022 is as follows (dollars in thousands):

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Credit facility [1]	$171,000	$—	$—	$171,000	$—
11.5% senior secured notes, due 2025	291,381	—	291,381	—	—
10.0% senior secured notes, due 2024	53,750	—	53,750	—	—
Operating leases	45,756	12,151	17,760	8,792	7,053
Finance lease obligations	9	9	—	—	—
Interest payable on finance lease obligations	—	—	—	—	—
Interest payable on fixed long-term debt obligations	80,218	38,884	41,334	—	—
Total contractual cash obligations	$642,114	$51,044	$404,225	$179,792	$7,053

1 The credit facility was amended on February 8, 2023 to extend the maturity date to February 8, 2027. See more detailed discussion in the section captioned "Description of Our Indebtedness" below.

The interest payable under our credit facility is not reflected in the above table because such amounts depend on the outstanding balances and interest rates, which vary from time to time.

Letters of Credit.  At December 31, 2022, we had outstanding irrevocable letters of credit in the amount of $20.8 million, which were issued under our credit facility.

Off Balance Sheet Arrangements.  We do not have any off-balance sheet financing arrangements.

Description of Our Indebtedness

Credit Facility

At December 31, 2022, we maintained a $275.0 million credit facility that was scheduled to mature on August 31, 2023. As of December 31, 2022, we had $171.0 million outstanding under the credit facility and $20.4 million of outstanding irrevocable letters of credit, leaving a maximum amount available to be borrowed under our credit facility for future borrowings and letters of credit of $83.6 million. After giving effect to our then current borrowings, outstanding letters of credit and the financial covenants contained in our credit facility, we had the ability to borrow approximately $62.7 million in additional amounts thereunder as of December 31, 2022.

Effective February 8, 2023, in connection with the completion of our sale of the 2028 Notes, we amended our credit facility (the “amended credit facility”) to, among other things, reduce the commitments thereunder from $275.0 million to $200.0 million (with further scheduled reductions to $175.0 million on June 30, 2023 and $150.0 million on June 30, 2024) and extend the scheduled maturity date of the amended credit facility to February 8, 2027. The commitments under the amended credit facility can be increased from time to time upon our request, subject to certain conditions (including the consent of the increasing lenders), up to an additional $50.0 million.

The amended credit facility is used for ongoing working capital needs and general partnership purposes, including to finance permitted investments, acquisitions and capital expenditures. During the year ended December 31, 2022, the outstanding balance of our credit facility has ranged from a low of $141.5 million to a high of $219.0 million.

The amended credit facility is guaranteed by substantially all of our subsidiaries, other than Martin ELSA Investment LLC. Obligations under the amended credit facility are secured by first priority liens on substantially all of our assets and those of the guarantors, including, without limitation, inventory, accounts receivable, bank accounts, marine vessels, equipment, fixed assets and the interests in certain subsidiaries.

We may prepay all amounts outstanding under the amended credit facility at any time without premium or penalty (other than customary breakage costs associated with Term SOFR (as defined in the amended credit facility), subject to certain notice requirements. The amended credit facility requires mandatory prepayments of amounts outstanding thereunder with excess cash that exceeds $25.0 million and the net proceeds of certain asset sales.

Indebtedness under the credit facility bears interest at our option at the Adjusted Term SOFR (as defined in the amended credit facility), plus an applicable margin, or the Alternate Base Rate (the highest of the Federal Funds Rate plus 0.50%, the one-month Adjusted Term SOFR plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin. We pay a per annum fee on all letters of credit issued under the amended credit facility, and we pay a commitment fee per annum on the unused revolving credit commitments under the amended credit facility. The letter of credit fee, the commitment fee and the applicable margins for our interest rate vary quarterly based on our Total Leverage Ratio (as defined in the amended credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows:

Leverage Ratio	ABR Loans	Term SOFR Rate Loans and Letters of Credit
Less than 3.00 to 1.00	1.75%	2.75%
Greater than or equal to 3.00 to 1.00 and less than 3.50 to 1.00	2.00%	3.00%
Greater than or equal to 3.50 to 1.00 and less than 4.00 to 1.00	2.25%	3.25%
Greater than or equal to 4.00 to 1.00 and less than 4.50 to 1.00	2.50%	3.50%
Greater than or equal to 4.50 to 1.00	2.75%	3.75%

    The applicable margin for LIBOR borrowings at December 31, 2022 was 3.50%.

The amended credit facility includes financial covenants that are tested on a quarterly basis, based on the rolling four quarter period that ends on the last day of each fiscal quarter, that require maintenance of:

• a minimum Interest Coverage Ratio (as defined in the amended credit facility) of at least 2.00:1.00;
• a maximum Total Leverage Ratio of not more than 4.75:1.00, stepping down to 4.50:1.00 on March 31, 2025; and

• a maximum First Lien Leverage Ratio (as defined in the amended credit facility) of not more than 1.50:1.00.

In addition, the amended credit facility contains various covenants, which, among other things, limit our and our subsidiaries’ ability to: (i) grant or assume liens; (ii) make investments (including investments in our joint ventures) and acquisitions; (iii) enter into certain types of hedging agreements; (iv) incur or assume indebtedness; (v) sell, transfer, assign or convey assets; (vi) repurchase our equity, make distributions (including a limit on our ability to make quarterly distributions to unitholders in excess of $0.005 per unit unless our Total Leverage Ratio is below 3.75:1:00, pro forma first lien leverage is less than 1.00 to 1.00, and our pro forma liquidity is greater than or equal to 35% of the commitments under our amended credit facility) and certain other restricted payments; (vii) change the nature of our business; (viii) engage in transactions with affiliates; (ix) enter into certain burdensome agreements; (x) make certain amendments to the Omnibus Agreement and our material agreements; and (xi) permit our joint ventures to incur indebtedness or grant certain liens.

The amended credit facility contains customary events of default, including, without limitation: (i) failure to pay any principal, interest, fees, expenses or other amounts when due; (ii) failure to meet the quarterly financial covenants; (iii) failure to observe any other agreement, obligation, or covenant in the amended credit facility or any related loan document, subject to cure periods for certain failures; (iv) the failure of any representation or warranty to be materially true and correct when made; (v) our, or any of our subsidiaries’ default under other indebtedness that exceeds a threshold amount; (vi) bankruptcy or other insolvency events involving us or any of our subsidiaries; (vii) judgments against us or any of our subsidiaries, in excess of a threshold amount; (viii) certain ERISA events involving us or any of our subsidiaries, in excess of a threshold amount; (ix) a change in control (as defined in the amended credit facility); and (x) the invalidity of any of the loan documents or the failure of any of the collateral documents to create a lien on the collateral.

The amended credit facility also contains certain default provisions relating to Martin Resource Management Corporation. If Martin Resource Management Corporation no longer controls our general partner, the lenders under the amended credit facility may declare all amounts outstanding thereunder immediately due and payable. In addition, an event of default by Martin Resource Management Corporation under its credit facility could independently result in an event of default under our amended credit facility if it is deemed to have a material adverse effect on us.

If an event of default relating to bankruptcy or other insolvency events occurs with respect to us or any of our subsidiaries, all indebtedness under our amended credit facility will immediately become due and payable. If any other event of default exists under our amended credit facility, the lenders may terminate their commitments to lend us money, accelerate the maturity of the indebtedness outstanding under the amended credit facility and exercise other rights and remedies. In addition, if any event of default exists under our amended credit facility, the lenders may commence foreclosure or other actions against the collateral.

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

The 2025 Notes were guaranteed on a full, joint and several basis by each of the Partnership’s domestic restricted subsidiaries (other than Martin Midstream Finance Corp. and Talen’s Marine & Fuel, LLC). The 2025 Notes and the guarantees thereof were secured on a third-priority basis by a lien on substantially all assets of the Issuers and the guarantors, subject to the terms of an intercreditor agreement and certain other exceptions.

The 2025 Notes were scheduled to mature on February 28, 2025. Interest on the 2025 Notes accrued at a rate of 11.50% per annum and was payable semi-annually in cash in arrears on February 15 and August 15 of each year. On February 8, 2023, we used the net proceeds of the 2028 Notes to complete a tender offer for substantially all of the 2025 Notes and redeem all of the 2025 Notes that were not validly tendered.

2024 Senior Secured Notes and Indenture

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

The 2024 Notes were guaranteed on a full, joint and several basis by the guarantors of the 2025 Notes. The 2024 Notes and the guarantees thereof were secured on a second-priority basis by a lien on substantially all assets of the Issuers and the guarantors, subject to the terms of an intercreditor agreement and certain other exceptions.

The 2024 Notes were scheduled to mature on February 29, 2024. Interest on the 2024 Notes accrued at a rate of 10.00% per annum and was payable semi-annually in cash in arrears on February 15 and August 15 of each year. On February 8, 2023, we used the net proceeds of the 2028 Notes to complete a tender offer for substantially all of the 2024 Notes and redeem all of the 2024 Notes that were not validly tendered.

2028 Senior Secured Notes and Indenture

General

On February 8, 2023, the Issuers issued $400.0 million aggregate principal amount of their 11.50% senior secured second lien notes due 2028 (the "2028 Notes"). The 2028 Notes were issued under an indenture, dated as of February 8, 2023 (the "2028 Notes Indenture"), among the Issuers, the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee and as collateral trustee.

The 2028 Notes are guaranteed on a full, joint and several basis by each of the Partnership’s domestic restricted subsidiaries (other than Martin Midstream Finance Corp.). The 2028 Notes will be guaranteed in the future by each of our domestic restricted subsidiaries, in each case, if and so long as such entity guarantees (or is an obligor with respect to) any other indebtedness for borrowed money of either the Issuers or any guarantor. The 2028 Notes and the guarantees thereof are secured on a second-priority basis by a lien on substantially all assets of the Issuers and the guarantors, subject to the terms of an intercreditor agreement (the “Intercreditor Agreement”) and certain exceptions.

The 2028 Notes and the guarantees thereof are, pursuant to the Intercreditor Agreement, secured by second-priority liens and thus are effectively junior to any obligations under our credit facility, which are secured on a "first-lien" basis, to the extent of the value of the collateral securing such first-lien and second-lien obligations. The 2028 Notes and the guarantees thereof rank effectively senior to all of the Issuers’ existing and future unsecured indebtedness to the extent of the value of the collateral securing the 2028 Notes and such guarantees.

Maturity and Interest

The 2028 Notes will mature on February 15, 2028. Interest on the 2028 Notes accrues at a rate of 11.50% per annum and is payable semi-annually in cash in arrears on February 15 and August 15 of each year, commencing on August 15, 2023.

Redemption

At any time prior to August 15, 2025, the Issuers may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 2028 Notes at a redemption price of 111.50% of the principal amount of the 2028 Notes redeemed, plus accrued and unpaid interest to the redemption date, with an amount not greater than the net cash proceeds of one or more equity offerings by the Partnership, so long as the redemption occurs within 180 days of completing such equity offering and 65% of the aggregate principal amount of the 2028 Notes remains outstanding immediately after such redemption. In addition, at any time prior to August 15, 2025, the Issuers may redeem all or a portion of the 2028 Notes at a redemption price equal to 100% of the principal amount of the 2028 Notes redeemed, plus an applicable make-whole premium and accrued and unpaid interest to the redemption date.

On and after August 15, 2025, the Issuers may redeem all or a portion of the 2028 Notes at redemption prices set forth in the 2028 Indenture, plus accrued and unpaid interest to the redemption date.

If a Change of Control (as defined in the 2028 Indenture) occurs, the Partnership must offer to repurchase the 2028 Notes at a price equal to 101% of the aggregate principal amount of the 2028 Notes, plus accrued and unpaid interest to the date of repurchase.

Certain Covenants and Events of Default

The terms of the 2028 Notes Indenture, among other things, limit the ability of the Partnership and certain of its subsidiaries to make distributions and other restricted payments, sell assets, make investments, create liens on assets, enter into sale and leaseback transactions, and consolidate, merge or transfer all or substantially all of its assets and the assets of its subsidiaries.

The 2028 Notes Indenture provides for customary events of default, which include (subject in certain cases to customary grace and cure periods), among others: nonpayment of principal or interest; breach of other agreements in the Indenture; defaults in failure to pay certain other indebtedness; the failure to pay final judgments of certain amounts of money against the Partnership or certain of its subsidiaries; the failure of certain guarantees to be enforceable; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs and is not cured within the time periods specified, the trustee under the 2028 Notes Indenture or the holders of at least 25% in principal amount of the 2028 Notes may declare all the 2028 Notes to be due and payable immediately.

    Capital Resources and Liquidity

Historically, we have generally satisfied our working capital requirements and funded our debt service obligations and capital expenditures with cash generated from operations and borrowings under our revolving credit facility.

    At December 31, 2022, we had cash and cash equivalents of $0.05 million and available borrowing capacity of $83.6 million under our credit facility with $171.0 million of borrowings outstanding. After giving effect to our then current borrowings, letters of credit, and the financial covenants contained in our credit facility, we had the ability to borrow approximately $62.7 million in additional amounts thereunder as of December 31, 2022. At December 31, 2022, our credit facility was scheduled to mature on August 31, 2023. We amended our credit facility effective as of February 8, 2023, to, among other things, reduce the commitments thereunder from $275.0 million to $200.0 million (with further scheduled reductions to $175.0 million on June 30, 2023 and $150.0 million on June 30, 2024) and extend the scheduled maturity date of the credit facility to February 8, 2027.

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

    The Partnership is in compliance with all debt covenants as of December 31, 2022 and expects to be in compliance for the next twelve months.

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

Impact of Inflation

Inflation did not have a material impact on our results of operations in 2022, 2021 or 2020.   Inflation may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices for products consumed by our operations, such as diesel fuel, natural gas, chemicals, and other supplies, could adversely affect our results of operations. An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

    Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during 2022, 2021 or 2020.

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

For derivatives designated in cash flow hedging relationships, we record the gains and losses from the use of these instruments in accumulated other comprehensive income (loss) on the consolidated balance sheets and subsequently recognize the accumulated gains and losses into cost of products sold in the same period when the associated underlying transactions occur. At December 31, 2022, we had no outstanding hedge positions. See Note 11, "Derivative Instruments and Hedging Activities," in Item 8 for further information on our outstanding derivatives.

All outstanding commodity derivative positions were closed prior to December 31, 2022.
Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 7.81% as of December 31, 2022.  Based on the amount of unhedged floating rate debt owed by us on December 31, 2022, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $1.7 million annually.

We are not exposed to changes in interest rates with respect to our 2024 Notes and 2025 Notes as these obligations are fixed rate.  Based on the quoted prices for identical liabilities in markets that are not active at December 31, 2022, the estimated fair value of the 2024 Notes and 2025 Notes was $54.1 million and $290.7 million, respectively.   Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of a 100 basis point increase in interest rates. Such an increase in interest rates at December 31, 2022 would result in a $0.04 million decrease in the fair value of our 2024 Notes and a $0.5 million decrease in the fair value of our 2025 Notes.

Item 8.	Financial Statements and Supplementary Data

The following financial statements of Martin Midstream Partners L.P. (Partnership) are listed below:

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors
Martin Midstream Partners L.P. and Martin Midstream GP LLC:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Martin Midstream Partners L.P. and subsidiaries (the Partnership) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in capital (deficit), and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2023 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

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

Evaluation of the recoverability of certain long-lived assets
As discussed in Note 2 to the consolidated financial statements, the Partnership reviews long-lived assets, such as property, plant and equipment and intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (triggering events). Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, the Partnership measures the amount of the impairment by comparing the carrying amount to its estimated fair value. The carrying value of property, plant and equipment at December 31, 2022 was $319,290 thousand.

We identified the evaluation of the recoverability of a certain long-lived asset group in the transportation segment as a critical audit matter. A triggering event was identified as of an interim period in the fiscal year. A higher degree of subjective auditor judgement was required to evaluate the forecasted revenue used in the asset group’s future undiscounted cash flows. Specifically, the forecasted revenue was challenging to evaluate as the future undiscounted cash flows were sensitive to minor changes in certain assumptions in the development of forecasted revenue that could have a significant effect on the Partnership’s assessment of the recoverability of the long-lived asset group.

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
March 2, 2023

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors
Martin Midstream Partners L.P. and Martin Midstream GP LLC:

Opinion on Internal Control Over Financial Reporting
We have audited Martin Midstream Partners L.P. and subsidiaries' (the Partnership) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in capital (deficit), and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 2, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Dallas, Texas
March 2, 2023

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2022	2021
Assets
Cash	$45	$52
Trade and accrued accounts receivable, less allowance for doubtful accounts of $496 and $311, respectively	79,641	84,199
Inventories	109,798	62,120
Due from affiliates	8,010	14,409
Other current assets	13,633	12,908
Total current assets	211,127	173,688

Property, plant and equipment, at cost	903,535	898,770
Accumulated depreciation	(584,245)	(553,300)
Property, plant and equipment, net	319,290	345,470

Goodwill	16,671	16,823
Right-of-use assets	34,963	21,861
Deferred income taxes, net	14,386	19,821
Intangibles and other assets, net	2,414	2,198
	$598,851	$579,861
Liabilities and Partners’ Capital (Deficit)
Current portion of long term debt and finance lease obligations	$9	$280
Trade and other accounts payable	68,198	70,342
Product exchange payables	32	1,406
Due to affiliates	8,947	1,824
Income taxes payable	665	385
Other accrued liabilities	33,074	29,850
Total current liabilities	110,925	104,087

Long-term debt, net	512,871	498,871
Finance lease obligations	—	9
Operating lease liabilities	26,268	15,704
Other long-term obligations	8,232	9,227
Total liabilities	658,296	627,898
Commitments and contingencies
Partners’ capital (deficit)	(59,445)	(48,853)
Accumulated other comprehensive income	—	816
Total partners’ capital (deficit)	(59,445)	(48,037)
	$598,851	$579,861

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Terminalling and storage *	$80,268	$75,223	$80,864
Transportation *	219,008	144,314	132,492
Sulfur services	12,337	11,799	11,659
Product sales: *
Natural gas liquids	398,422	414,043	247,479
Sulfur services	166,827	133,243	96,348
Terminalling and storage	142,016	103,809	103,300
	707,265	651,095	447,127
Total revenues	1,018,878	882,431	672,142

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas liquids *	389,504	362,706	215,895
Sulfur services *	120,062	89,134	58,515
Terminalling and storage *	113,740	81,258	82,516
	623,306	533,098	356,926
Expenses:
Operating expenses *	251,886	193,952	183,747
Selling, general and administrative *	41,812	41,012	40,900
Depreciation and amortization	56,280	56,751	61,462
Total costs and expenses	973,284	824,813	643,035
Other operating income (loss), net	5,669	(534)	12,488
Gain on involuntary conversion of property, plant and equipment	—	196	4,907
Operating income	51,263	57,280	46,502

Other income (expense):
Interest expense, net	(53,665)	(54,107)	(46,210)
Gain on retirement of senior unsecured notes	—	—	3,484
Loss on exchange of senior unsecured notes	—	—	(8,817)
Other, net	(5)	(4)	6
Total other income (expense)	(53,670)	(54,111)	(51,537)
Net income (loss) before taxes	(2,407)	3,169	(5,035)
Income tax expense	(7,927)	(3,380)	(1,736)
Net loss	(10,334)	(211)	(6,771)
Less general partner's interest in net loss	207	4	135
Less loss allocable to unvested restricted units	40	—	21
Limited partners' interest in net loss	$(10,087)	$(207)	$(6,615)

Net loss per unit attributable to limited partners - basic and diluted	$(0.26)	$(0.01)	$(0.17)
Weighted average limited partner units - basic and diluted	38,726,048	38,689,041	38,656,559

*Related Party Transactions Shown Below

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit amounts)
*Related Party Transactions Included Above

	Year Ended December 31,
	2022	2021	2020
Revenues:
Terminalling and storage	$66,867	$62,677	$63,823
Transportation	28,393	20,046	21,997
Product sales	554	479	317
Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Sulfur services	10,717	9,980	10,519
Terminalling and storage	39,375	27,866	18,429
Expenses:
Operating expenses	93,630	78,607	80,075
Selling, general and administrative	31,758	32,924	32,886

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars and units in thousands, except per unit amounts)

	Year Ended December 31,
	2022	2021	2020

Net loss	$(10,334)	$(211)	$(6,771)
Changes in fair values of commodity cash flow hedges	$(816)	$816	$—
Comprehensive income (loss)	$(11,150)	$605	$(6,771)

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (DEFICIT)
(Dollars in thousands)

	Partners’ Capital (Deficit)
	Common		General Partner Amount	Accumulated Other Comprehensive Income
	Units	Amount			Total
Balances – December 31, 2019	38,863,389	$(38,342)	$2,146	$—	(36,196)

Net loss	—	(6,636)	(135)	—	(6,771)
Issuance of time-based restricted units	81,000	—	—	—	—
Forfeiture of restricted units	(85,467)	—	—	—	—
Cash distributions	—	(5,211)	(106)	—	(5,317)
Unit-based compensation	—	1,422	—	—	1,422
Purchase of treasury units	(7,748)	(9)	—	—	(9)
Balances – December 31, 2020	38,851,174	(48,776)	1,905	—	(46,871)

Net loss	—	(207)	(4)	—	(211)
Issuance of time-based restricted units	42,168	—	—	—	—
Forfeiture of restricted units	(83,436)	—	—	—	—
General partner contribution	—	—	3	—	3
Cash distributions	—	(775)	(16)	—	(791)
Changes in fair values of commodity cash flow hedges	—	—	—	816	816
Excess purchase price over carrying value of acquired assets	—	(1,350)	—	—	(1,350)
Unit-based compensation	—	384	—	—	384
Purchase of treasury units	(7,156)	(17)	—	—	(17)
Balances – December 31, 2021	38,802,750	(50,741)	1,888	816	(48,037)

Net loss	—	(10,127)	(207)	—	(10,334)
Issuance of time-based restricted units	48,000	—	—	—	—
Cash distributions	—	(777)	(16)	—	(793)
Changes in fair values of commodity cash flow hedges	—	—	—	(816)	(816)
Excess purchase price over carrying value of acquired assets	—	374	—	—	374
Unit-based compensation	—	161	—	—	161
Balances – December 31, 2022	38,850,750	$(61,110)	$1,665	$—	$(59,445)

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(10,334)	$(211)	$(6,771)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	56,280	56,751	61,462
Amortization and write-off of deferred debt issue costs	3,152	3,367	3,422
Amortization of premium on notes payable	—	—	(191)
Deferred income tax expense	5,744	2,432	1,169
(Gain) loss on disposition or sale of property, plant, and equipment	(5,669)	534	(9,788)
Gain on involuntary conversion of property, plant and equipment	—	(196)	(4,907)
Gain on retirement of senior unsecured notes	—	—	(3,484)
Non-cash impact related to exchange of senior unsecured notes	—	—	(749)
Derivative income	(901)	5,593	8,209
Net cash paid for commodity derivatives	85	(4,984)	(8,669)
Unit-based compensation	161	384	1,422
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	4,579	(31,448)	30,741
Inventories	(47,678)	(8,334)	5,264
Due from affiliates	6,399	398	2,932
Other current assets	(1,479)	(3,552)	(5,733)
Trade and other accounts payable	486	14,331	(7,318)
Product exchange payables	(1,374)	1,033	(3,949)
Due to affiliates	7,123	1,389	(1,035)
Income taxes payable	280	(171)	84
Other accrued liabilities	(2,087)	(2,236)	4,144
Change in other non-current assets and liabilities	1,381	649	(1,470)
Net cash provided by operating activities	16,148	35,729	64,785
Cash flows from investing activities:
Payments for property, plant, and equipment	(27,237)	(16,059)	(28,622)
Payments for plant turnaround costs	(5,176)	(4,109)	(1,478)
Proceeds from sale of property, plant, and equipment	7,769	643	25,154
Proceeds from involuntary conversion of property, plant and equipment	—	284	7,550
Net cash provided by (used in) investing activities	(24,644)	(19,241)	2,604
Cash flows from financing activities:
Payments of long-term debt	(393,740)	(333,790)	(333,637)
Payments under finance lease obligations	(279)	(2,707)	(4,562)
Proceeds from long-term debt	404,650	316,500	282,019
General partner contributions	—	3	—
Excess purchase price over carrying value of acquired assets	(1,285)	—	—
Purchase of treasury units	—	(17)	(9)
Payments of debt issuance costs	(64)	(592)	(3,781)
Cash distributions paid	(793)	(791)	(5,317)
Net cash provided by (used in) financing activities	8,489	(21,394)	(65,287)

Net increase (decrease) in cash	(7)	(4,906)	2,102
Cash at beginning of year	52	4,958	2,856
Cash at end of year	$45	$52	$4,958

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(a)       Principles of Presentation and Consolidation

    The consolidated financial statements include the financial statements of the Partnership and its wholly-owned subsidiaries and equity method investees.  In the opinion of the management of the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s results of operations, financial position and cash flows for the periods shown have been made.  All such adjustments are of a normal recurring nature.  In addition, the Partnership evaluates its relationships with other entities to identify whether they are variable interest entities under certain provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), 810-10 and to assess whether it is the primary beneficiary of such entities.  If the determination is made that the Partnership is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with ASC 810-10.  No such variable interest entities existed as of December 31, 2022 or 2021.

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

(c)       Inventories

Inventories are stated at the lower of cost or market.  Cost is generally determined by using the FIFO method for all inventories except lubricants, greases, lubricants packaging, fertilizer and butane inventories. Lubricants, greases, and lubricants packaging inventories cost is determined using standard cost, which approximates actual cost. Fertilizer and butane inventory is determined using weighted average cost, which approximates actual cost.

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

Based upon the most recent annual review as of August 31, 2022, no goodwill impairment exists within the Partnership's reporting units for the year ended December 31, 2022. No goodwill impairment was recorded for the years ended December 31, 2021 or 2020.

Other intangible assets that have finite lives are tested for impairment when events or circumstances indicate that the carrying value may not be recoverable. An impairment is indicated if the carrying amount of a long-lived intangible asset exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If impairment is indicated, the Partnership would record an impairment loss equal to the difference between the carrying value and the fair value of the asset. There were no intangible asset impairments for the years ended December 31, 2022, 2021 or 2020.

(h)      Debt Issuance Costs

Debt issuance costs relating to the Partnership’s credit facility and senior notes are deferred and amortized over the terms of the debt arrangements and are shown, net of accumulated amortization, as a reduction of the related long-term debt.

In connection with the issuance, amendment, expansion and restatement of debt arrangements, the Partnership incurred debt issuance costs of $64, $592 and $3,781 in the years ended December 31, 2022, 2021 and 2020, respectively.

Amortization and write-off of debt issuance costs, which is included in interest expense, totaled $3,152, $3,367 and $3,422 for the years ended December 31, 2022, 2021 and 2020, respectively.  Accumulated amortization amounted to $29,173 and $26,022 at December 31, 2022 and 2021, respectively.

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

The Partnership identified triggering events related to a certain asset group in its transportation segment in 2022 and 2021. The Partnership performed a recoverability test and concluded the estimated undiscounted cash flows expected to be generated by the asset group exceeded the carrying value of the asset group and no impairment was recorded.

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

The Partnership's financial statements recognize the current and deferred income tax consequences that result from the activities of its wholly owned C-Corporation subsidiary, MTI, during the current period pursuant to the provisions of the FASB ASC 740 related to income taxes. As a result of the common control transaction with the Partnership, the deferred tax consequences of the changes in the tax bases of MTI’s assets and liabilities were included in equity under the provisions of ASC 740-20-45-11.

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

(r)      Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) for the Partnership includes unrealized gains and losses on derivative instruments. In accordance with ASC 815-10, the Partnership records deferred hedge gains and losses on its derivative instruments that qualify as cash flow hedges as other comprehensive income (loss).

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

NOTE 4. DISCONTINUED OPERATIONS AND DIVESTITURES

    Exit from Butane Optimization Business. In January 2023, the Partnership announced that it anticipates the exit of our butane optimization business at the conclusion of the butane selling season during the second quarter of 2023. Going forward, the Partnership intends to operate as a fee-based butane logistics business, primarily utilizing its north Louisiana underground storage assets, which have both truck and rail capability. This logistics business will also utilize the Partnership's truck transportation assets for fee-based product movements. As a result of this new business model, the Partnership anticipates no longer carrying butane inventory going forward, eliminating commodity risk, reducing earnings volatility, and substantially reducing working capital requirements.

Divestiture of Stockton, California Sulfur Terminal. On October 7, 2022, the Partnership closed on the sale of its Stockton Sulfur Terminal to Gulf Terminals LLC for net proceeds of approximately $5,250, which were used to reduce outstanding borrowings under the Partnership's credit facility. The divestiture of the Stockton Sulfur Terminal did not qualify for discontinued operations presentation under the guidance of ASC 205-20.

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

NOTE 5. REVENUE

    The following table disaggregates our revenue by major source:

	2022	2021	2020

Terminalling and storage segment
Lubricant product sales	$142,016	$103,809	$103,300
Throughput and storage	80,268	75,223	80,864
	$222,284	$179,032	$184,164
Transportation segment
Land transportation	$166,631	$111,611	$88,652
Inland transportation	45,050	29,536	40,507
Offshore transportation	7,327	3,167	3,333
	$219,008	$144,314	$132,492
Sulfur service segment
Sulfur product sales	$42,247	$32,416	$24,176
Fertilizer product sales	124,580	100,827	72,172
Sulfur services	12,337	11,799	11,659
	$179,164	$145,042	$108,007
Natural gas liquids segment
Natural gas liquids product sales	$398,422	$414,043	$247,479
	$398,422	$414,043	$247,479

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

	2023	2024	2025	2026	2027	Thereafter	Total
Terminalling and storage
Throughput and storage	$42,247	$43,571	$44,879	$46,164	$47,549	$204,927	$429,337
Natural Gas Services
Natural Gas Liquids	$5,782	$5,798	$5,782	$3,358	$—	$—	$20,720
Sulfur services
Sulfur product sales	18,796	18,796	18,796	4,391	295	—	61,074
Total	$66,825	$68,165	$69,457	$53,913	$47,844	$204,927	$511,131

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

NOTE 6. INVENTORIES

Components of inventories at December 31, 2022 and 2021 were as follows:

	2022	2021
Natural gas liquids	$52,462	$20,034
Sulfur	1,541	612
Fertilizer	21,691	13,005
Lubricants	28,190	23,876
Other	5,914	4,593
	$109,798	$62,120

NOTE 7. PROPERTY, PLANT, AND EQUIPMENT

At December 31, 2022 and 2021, property, plant and equipment consisted of the following:

	Depreciable Lives	2022	2021
Land	—	$21,649	$21,422
Improvements to land and buildings	10-25 years	131,521	132,064
Storage equipment	5-50 years	124,412	122,300
Marine vessels	4-25 years	180,684	183,414
Operating plant and equipment	3-50 years	365,952	360,122
Furniture, fixtures and other equipment	3-20 years	11,726	13,727
Transportation equipment	3-7 years	50,836	50,961
Construction in progress		16,755	14,760
		$903,535	$898,770

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $50,186, $52,289 and $55,817, respectively, which includes amortization of fixed assets acquired under capital lease obligations of $92, $164, and $1,755. Gross assets under capital leases were $83 and $1,071 at December 31, 2022 and 2021, respectively. Accumulated amortization associated with capital leases was $44 and $364 at December 31, 2022 and 2021, respectively.

Additions to property, plant and equipment included in accounts payable at December 31, 2022, 2021 and 2020 were $1,949, $3,229, and $468, respectively. Equipment purchased under capital lease obligations was $0, $0, and $83 for the years ended December 31, 2022, 2021, and 2020, respectively.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
NOTE 8. GOODWILL

    The following table represents the goodwill balance by reporting unit at December 31, 2022 and 2021 as follows:

	2022	2021
Carrying amount of goodwill:
Terminalling and storage	$10,985	$10,985
Sulfur services [1]	5,197	5,349
Transportation	489	489
Total goodwill	$16,671	$16,823
1 This change represents goodwill disposed of as part of the Partnership's divestiture of its Stockton, California Sulfur Terminal. See Note 4 for more information.

NOTE 9. LEASES

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

The Partnership's leases have remaining lease terms of 1 year to 14 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year. The Partnership includes extension periods and excludes termination periods from its lease term if, at commencement, it is reasonably likely that the Partnership will exercise the option.

    The components of lease expense for the years ended December 31, 2022, 2021, and 2020 were as follows:

	2022	2021	2020
Operating lease cost	$10,752	$9,266	$10,672
Finance lease cost:
Amortization of right-of-use assets	92	164	1,755
Interest on lease liabilities	9	26	294
Short-term lease cost	11,546	10,290	13,187
Variable lease cost	185	115	109
Total lease cost	$22,584	$19,861	$26,017

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
    Supplemental cash flow information for the years ended December 31, 2022, 2021, and 2020 related to leases were as follows:

	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,153	$19,678	$23,996
Operating cash flows from finance leases	9	26	294
Financing cash flows from finance leases	279	2,707	4,562

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$22,433	$7,668	$7,779
Finance leases	—	—	83

Supplemental balance sheet information related to leases was as follows at December 31, 2022 and 2021:

	2022	2021
Operating Leases
Operating lease right-of-use assets	$34,963	$21,861

Current portion of operating lease liabilities included in "Other accrued liabilities"	$9,084	$6,600
Operating lease liabilities	26,268	15,704
Total operating lease liabilities	$35,352	$22,304

Finance Leases
Property, plant and equipment, at cost	$83	$1,071
Accumulated depreciation	(44)	(364)
Property, plant and equipment, net	$39	$707

Current installments of finance lease obligations	$9	$280
Finance lease obligations	0	9
Total finance lease obligations	$9	$289

Weighted Average Remaining Lease Term (years)
Operating leases	5.74	6.46
Finance leases	0.41	0.97
Weighted Average Discount Rate
Operating leases	5.24%	4.96%
Finance leases	3.61%	5.74%

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

    The Partnership’s future minimum lease obligations as of December 31, 2022 consist of the following:

	Operating Leases	Finance Leases
Year 1	$12,151	$9
Year 2	9,726	—
Year 3	8,034	—
Year 4	5,610	—
Year 5	3,182	—
Thereafter	7,053	—
Total	45,756	9
Less amounts representing interest costs	(10,404)	—
Total lease liability	$35,352	$9

    As of December 31, 2022, we have additional operating leases for land, buildings and equipment that have not yet commenced of $4,040. These operating leases will commence during the first quarter of 2023 with lease terms of 3 to 5 years.

The Partnership has non-cancelable revenue arrangements that are under the scope of ASC 842 whereby we have committed certain terminalling and storage assets in exchange for a minimum fee. Future minimum revenues the Partnership expects to receive under these non-cancelable arrangements as of December 31, 2022 are as follows: 2023 - $21,294; 2024 - $15,459; 2025 - $14,877; 2026 - $8,997; 2027 - $8,300; subsequent years - $24,636.

NOTE 10. FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 2
	December 31,
	2022	2021
Commodity derivative contracts, net	$—	$—

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

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
2024 Notes	$52,462	$54,081	$51,317	$55,220
2025 Notes	$290,495	$290,689	$290,667	$307,146
Total	$342,957	$344,770	$341,984	$362,366

NOTE 11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

(a)    Commodity Derivative Instruments

    The Partnership from time to time has used derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  The Partnership has established a hedging policy and monitors and manages the commodity market risk associated with potential commodity risk exposure.  In addition, the Partnership has focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. The Partnership enters into hedging transactions to protect a portion of its commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. At December 31, 2022 and December 31, 2021, the Partnership has instruments totaling a gross notional quantity of 0 barrels.

For information regarding gains and losses on commodity derivative instruments, see "Tabular Presentation of Gains and Losses on Derivative Instruments" below.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
    (b)    Tabular Presentation of Gains and Losses on Derivative Instruments

    The following table summarizes the fair value and classification of the Partnership’s derivative instruments in its Consolidated Balance Sheets:

	Derivative Assets			Derivative Liabilities
		Fair Values			Fair Values
	Balance Sheet Location	December 31, 2022	December 31, 2021	Balance Sheet Location	December 31, 2022	December 31, 2021
Derivatives designated as hedging instruments:	Current:
Commodity contracts	Fair value of derivatives	$—	$—	Fair value of derivatives	$—	$—

The following table summarizes the loss recognized in AOCI at December 31, 2022 and December 31, 2021, respectively, and the gain (loss) reclassified from accumulated other comprehensive loss into earnings during the year ended December 31, 2022 and December 31, 2021, respectively, for derivative financial instruments designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in AOCI		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	2022	2021		2022	2021
Commodity contracts	$—	$816	Cost of products sold	$816	$(3,768)
Total	$—	$816		$816	$(3,768)

The following table summarizes the loss recognized in earnings for derivative instruments not designated as hedging instruments during the years ended December 31, 2022 and December 31, 2021, respectively:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2022	2021
Derivatives not designated as hedging instruments:
Commodity contracts	Cost of products sold	$—	$(1,825)
Total effect of derivatives not designated as hedging instruments		$—	$(1,825)

NOTE 12. RELATED PARTY TRANSACTIONS

As of December 31, 2022, Martin Resource Management Corporation owned 6,114,532 of the Partnership’s common units representing approximately 15.7% of the Partnership’s outstanding limited partnership units.  Martin Resource Management Corporation controls the Partnership's general partner by virtue of owning 100% of the membership interests in Holdings, the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership.  The Partnership’s general partner’s ability, as general partner, to manage and operate the

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
Partnership, and Martin Resource Management Corporation’s ownership as of December 31, 2022 of approximately 15.7% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management Corporation the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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

    Effective January 1, 2021, through December 31, 2022, the board of directors of our general partner approved an annual reimbursement amount for indirect expenses of $13,491.  The Partnership reimbursed Martin Resource Management Corporation for $13,491, $14,386 and $16,410 of indirect expenses for the years ended December 31, 2022, 2021 and 2020, respectively.  The board of directors of our general partner will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

Terminal Services Agreements

    Diesel Fuel Terminal Services Agreement.  Effective October 1, 2022, The Partnership entered into a third amended and restated terminalling services agreement under which it provides terminal services to Martin Energy Services LLC (“MES”), a wholly owned subsidiary of Martin Resource Management Corporation, for fuel distribution utilizing marine shore based terminals owned by the Partnership. This agreement amended the existing arrangement between the Partnership and MES by eliminating any minimum throughput volume requirements and increasing the per gallon throughput fee. The term of this agreement expires on December 31, 2023 but will continue on a year to year basis until terminated by either party by giving at least 90 days’ written notice prior to the end of any term.

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

East Texas Mack Leases. MTI leases equipment, including tractors and trailers, from East Texas Mack Sales ("East Texas Mack"). Certain of our directors or officers are owners of East Texas Mack, including entities affiliated with Ruben Martin, who owns approximately 46% of the issued and outstanding stock of East Texas Mack. Amounts paid to East Texas Mack for tractor and trailer lease payments and lease residuals for the fiscal years ended December 31, 2022, 2021 and 2020 were approximately $1,935, $1,089, and $650, respectively.

Consulting Services Agreement. Martin Operating Partnership L.P. (the “Operating Partnership”) is a party to a Consulting Services Agreement with Ruben S. Martin (the “Consulting Services Agreement”). Pursuant to the terms of the Consulting Services Agreement, Mr. Martin has agreed to provide business and strategic development support to the Operating Partnership, and the Operating Partnership has agreed to pay Mr. Martin $263 per year for such services, which amount was paid to Mr. Martin for each of the fiscal years ended December 31, 2022 and 2021. The Consulting Services Agreement expired on December 31, 2022.

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

    The impact of related party revenues from sales of products and services is reflected in the Consolidated Statements of Operations as follows:

Revenues:	2022	2021	2020
Terminalling and storage	$66,867	$62,677	$63,823
Transportation	28,393	20,046	21,997
Product sales:
Sulfur services	150	109	60
Terminalling and storage	404	370	257
	554	479	317
	$95,814	$83,202	$86,137

    The impact of related party cost of products sold is reflected in the Consolidated Statements of Operations as follows:

Cost of products sold:
Sulfur services	$10,717	$9,980	$10,519
Terminalling and storage	39,375	27,866	18,429
	$50,092	$37,846	$28,948

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
    The impact of related party operating expenses is reflected in the Consolidated Statements of Operations as follows:

Operating expenses:
Transportation	$66,682	$55,382	$55,786
Natural gas liquids	2,151	2,038	2,003
Sulfur services	6,165	4,411	4,489
Terminalling and storage	18,632	16,776	17,797
	$93,630	$78,607	$80,075

    The impact of related party selling, general and administrative expenses is reflected in the Consolidated Statements of Operations as follows:

Selling, general and administrative:
Transportation	$7,553	$6,996	$7,358
Natural gas liquids	2,564	4,590	2,397
Sulfur services	3,917	3,276	3,080
Terminalling and storage	3,805	3,370	3,403
Indirect overhead allocation, net of reimbursement	13,919	14,692	16,648
	$31,758	$32,924	$32,886

NOTE 13. SUPPLEMENTAL BALANCE SHEET INFORMATION

    Components of "Intangibles and other assets, net" at December 31, 2022 and 2021 were as follows:

	2022	2021
Catalyst and turnaround costs	$1,108	$687
Other intangible assets	154	358
Other	1,152	1,153
	$2,414	$2,198

Other intangible assets consist of technology-based assets.

Amortization expense, included in "Depreciation and amortization" on the Partnership's Consolidated Statements of Operations includes amortization of intangible assets, turnaround expenses, and deferred charges. Aggregate amortization expense was $5,713, $4,085, and $5,235, for the years ended December 31, 2022, 2021 and 2020, respectively.

Estimated amortization expense for the years subsequent to December 31, 2022 are as follows: 2023 - $4,648; 2024 - $890; 2025 - $309; 2026 - $1; 2027 - $0; subsequent years - $0.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
Components of "Other accrued liabilities" at December 31, 2022 and 2021 were as follows:

	2022	2021
Accrued interest	$15,131	$15,135
Asset retirement obligations	298	261
Property and other taxes payable	4,562	4,631
Accrued payroll	3,504	2,973
Operating lease liabilities	9,084	6,600
Other	495	250
	$33,074	$29,850

The schedule below summarizes the changes in our asset retirement obligations:

	Year Ended December 31,
	2022	2021
	(In thousands)

Beginning asset retirement obligations	$9,072	$8,759
Revisions to existing liabilities [1]	—	—
Accretion expense	381	375
Liabilities settled	(4,461)	(62)
Ending asset retirement obligations	4,992	9,072
Current portion of asset retirement obligations [2]	(298)	(261)
Long-term portion of asset retirement obligations [3]	$4,694	$8,811

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
NOTE 14. LONG-TERM DEBT

    At December 31, 2022 and 2021, long-term debt consisted of the following:

	2022	2021
$275,000 [1] Credit facility at variable interest rate (7.81% [1] weighted average at December 31, 2022), due August 2023 [4] secured by substantially all of the Partnership’s assets, net of unamortized debt issuance costs of $1,086 and $2,613, respectively [2]	$169,914	$156,887
$53,750 Senior notes, due February 2024, 10.0% interest, net of unamortized debt issuance costs of $1,288 and $2,433, respectively [2,3]	$52,462	$51,317
$291,381 Senior notes, due February 2025, 11.5% interest, net of unamortized debt issuance costs of $886 and $1,303, respectively [2,3]	$290,495	$290,667
Total	512,871	498,871
Less: current portion	—	—
Total long-term debt, net of current portion	$512,871	$498,871

Current installments of finance lease obligations	$9	$280
Finance lease obligations	—	9
Total finance lease obligations	$9	$289

    1 At December 31, 2022, interest rates fluctuated based on LIBOR or the prime rate plus an applicable margin set on the date of each advance. The margin above is set every three months. Of amounts outstanding at December 31, 2022, $157,000 were at LIBOR plus an applicable margin of 3.25% and $14,000 were at base prime rate plus an applicable margin of 2.25%. The credit facility was amended effective as of February 8, 2023, to, among other things, reduce the commitments to $200,000 (with further reductions scheduled in the future), replace LIBOR with Adjusted Term SOFR, and extend the maturity date of the commitments to February 8, 2027. The applicable margin for Adjusted Term SOFR borrowings effective February 15, 2023 is 3.50%; the applicable margin for base prime rate borrowings effective February 15, 2023 is 2.50%. The credit facility contains various covenants which limit the Partnership’s ability to make distributions; make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management Corporation (the "Omnibus Agreement").

    2 The Partnership was in compliance with all debt covenants as of December 31, 2022.

3 The indentures governing the senior notes restrict the Partnership’s ability to sell assets; pay distributions or repurchase units or redeem or repurchase subordinated debt; make investments; incur or guarantee additional indebtedness or issue preferred units; and consolidate, merge or transfer all or substantially all of its assets.
4 Effective February 8, 2023, in connection with the completion of our sale of the 2028 Notes, we amended our credit facility to, among other things, reduce the commitments thereunder from $275,000 to $200,000 (with further scheduled reductions to $175,000 on June 30, 2023 and $150,000 on June 30, 2024) and extend the scheduled maturity date of the amended credit facility to February 8, 2027. As of December 31, 2022, amounts outstanding under the Partnership's credit facility have been presented as non-current on the Consolidated Balance Sheets due to the successful extension of the previously scheduled maturity date of August 2023.

The Partnership paid cash interest, net of capitalized interest, in the amount of $50,518, $51,708, and $37,678 for the years ended December 31, 2022, 2021 and 2020, respectively. Capitalized interest was $0, $0, and $43 for the years ended December 31, 2022, 2021 and 2020, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
NOTE 15. PARTNERS' CAPITAL (DEFICIT)

    As of December 31, 2022, partners’ capital consisted of 38,850,750 common limited partner units, representing a 98% partnership interest, and a 2% general partner interest. Martin Resource Management Corporation, through subsidiaries, owned 6,114,532 of the Partnership's common limited partnership units representing approximately 15.7% of the Partnership's outstanding common limited partnership units. MMGP, the Partnership's general partner, owns the 2% general partnership interest.

The Partnership Agreement contains specific provisions for the allocation of net income and losses to each of the partners for purposes of maintaining their respective partner capital accounts.

Impact on Partners' Capital (Deficit) Related to Transactions Between Entities Under Common Control

Under ASC 805, assets and liabilities transferred between entities under common control are accounted for at the historical cost of those entities' ultimate parent, in a manner similar to a pooling of interests. Any difference in the amount paid by the transferee versus the historical cost of the assets transferred is recorded as an adjustment to equity (contribution or distribution) by the transferee. This is in contrast with a business combination between unrelated parties, where assets and liabilities are recorded at their fair values at the acquisition date, with any excess of amounts paid over the fair value representing goodwill. From time to time, the most recent being in 2019, the Partnership has entered into common control acquisitions from Martin Resource Management Corporation. The consideration transferred totaling $552,058 exceeds the historical cost of the net assets received. This excess of the purchase price over the historical cost of the net assets received has resulted in cumulative distributions of $289,019 reflected as reductions to Partners' capital (deficit).

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

    For the years ended December 31, 2022, 2021 and 2020, the general partner was allocated no incentive distributions.

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
For purposes of computing diluted net income per unit, the Partnership uses the more dilutive of the two-class and if-converted methods. Under the if-converted method, the weighted-average number of subordinated units outstanding for the period is added to the weighted-average number of common units outstanding for purposes of computing basic net income per unit and the resulting amount is compared to the diluted net income per unit computed using the two-class method. The following is a reconciliation of net income (loss) allocated to the general partner and limited partners for purposes of calculating net income (loss) attributable to limited partners per unit:

	Years Ended December 31,
	2022	2021	2020

Net loss	$(10,334)	$(211)	$(6,771)
Less general partner’s interest in net loss:
Distributions payable on behalf of general partner interest	16	16	61
General partner interest in undistributed loss	(223)	(20)	(196)
Less loss allocable to unvested restricted units	(40)	—	(21)
Limited partners’ interest in net loss	$(10,087)	$(207)	$(6,615)

    The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the periods presented:

	Years Ended December 31,
	2022	2021	2020
Basic weighted average limited partner units outstanding	38,726,048	38,689,041	38,656,559
Dilutive effect of restricted units issued	—	—	—
Total weighted average limited partner diluted units outstanding	38,726,048	38,689,041	38,656,559

    All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the period presented. All common unit equivalents were antidilutive for the years ended December 31, 2022, 2021 and 2020 because the limited partners were allocated a net loss in this period.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
NOTE 16. UNIT BASED AWARDS - LONG-TERM INCENTIVE PLANS
    The Partnership recognizes compensation cost related to unit-based awards to both employees and non-employees in its consolidated financial statements in accordance with certain provisions of ASC 718. Amounts recognized in operating expense and selling, general, and administrative expense in the consolidated financial statements with respect to these plans are as follows:

	For the Year Ended December 31,
	2022	2021	2020
Restricted unit awards
Employees	$—	$194	$1,204
Non-employee directors	161	190	—
Phantom unit Awards
Employees	3,124	415	—
Non-employee directors	—	—	218
Total unit-based compensation expense	$3,285	$799	$1,422

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

Phantom unit awards are recorded in operating expense and selling, general and administrative expense based on the fair value of the vested portion of the awards on the balance sheet date. The fair value of these awards is updated at each balance sheet date and changes in the fair value of the vested portions of the awards are recorded as increases or decreases to compensation expense within operating expense and selling, general and administrative expense in the Consolidated Statements of Operations. All of the Partnership's outstanding phantom unit awards at December 31, 2022 met the criteria to be treated under liability classification in accordance with ASC 718, given that these awards will settle in cash on the vesting date.

Compensation expense for the phantom awards is based on the fair value of the units as of the balance sheet date as further discussed below, and such costs are recognized ratably over the service period of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future periods for these awards will vary. The estimated future cash payments of these awards are presented as liabilities within "Other current liabilities" and "Other long-term obligations" in the Consolidated Balance Sheets. As of December 31, 2022, there was a total of $5,981 of unrecognized compensation costs related to non-vested phantom unit awards. These costs are expected to be recognized over a remaining life of 2.07 years.

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

In February 2022, the Partnership issued 11,400 TBRUs to each of the Partnership's three independent directors under the 2017 LTIP.  These restricted common units vest in equal installments of 2,850 units on January 24, 2023, 2024, 2025, and 2026.

In April 2022, the Partnership issued 4,600 TBRUs to each of the Partnership's three independent directors under the 2017 LTIP.  These restricted common units vest in equal installments of 1,150 units on January 24, 2023, 2024, 2025, and 2026.

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

     The restricted units are valued at their fair value at the date of grant, which is equal to the market value of common units on such date. A summary of the restricted unit activity for the year ended December 31, 2022 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of year	114,876	$3.65
Granted (TBRU)	48,000	$3.79
Vested	(38,514)	$4.76
Non-Vested, end of year	124,362	$3.36

Aggregate intrinsic value, end of year	$373
    A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the years ended December 31, 2022, 2021 and 2020 is provided below:

	For the Year Ended December 31,
	2022	2021	2020
Aggregate intrinsic value of units vested	$92	$257	$151
Fair value of units vested	$188	$1,418	$1,427

    As of December 31, 2022, there was $269 of unrecognized compensation cost related to non-vested time-based restricted units. That cost is expected to be recognized over a weighted-average period of 2.37 years.

NOTE 17. INCOME TAXES

    The components of income tax expense (benefit) from operations for the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
Current:
Federal	$1,179	$455	$(174)
State	1,004	493	741
	2,183	948	567
Deferred:
Federal	4,815	2,142	1,027
State	929	290	142
	5,744	2,432	1,169
Total income tax expense	$7,927	$3,380	$1,736

    The operations of a partnership are generally not subject to income taxes, except for Texas margin tax, because its income is taxed directly to its partners. The Texas margin tax is considered a state income tax and is included in income tax

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
expense on the Consolidated Statements of Operations. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as income tax, and therefore, the recognition of deferred taxes applies to the margin tax. The impact on deferred taxes as a result of this provision is immaterial. State income taxes attributable to the Texas margin tax relating to the operation of the Partnership of $496, $300 and $468 were recorded in income tax expense for the years ended December 31, 2022, 2021 and 2020, respectively.

Total income tax expense relating to the operation of MTI, a wholly owned C-Corporation subsidiary of the Partnership (“Taxable Subsidiary”), of $7,431, $3,080 and $1,268 was recorded in income tax expense for the years ended December 31, 2022, 2021 and 2020, respectively.

The income tax expense from the Taxable Subsidiary operations for the years ended December 31, 2022, 2021, and 2020 differs from the "expected" tax expense (computed by applying the federal corporate rate of 21% to income before income taxes of the Taxable Subsidiary) as follows:

	2022	2021	2020
"Expected" tax expense	$6,702	$2,223	$361
Increase in income taxes resulting from:
State income taxes, net of federal income tax expense	1,135	382	327
Other non-deductible (non-taxable) items	(86)	384	472
Other, net	(320)	91	108
Actual tax expense	$7,431	$3,080	$1,268

Cash paid for income taxes was $2,250, $1,232 and $416 for the years ended December 31, 2022, 2021 and 2020, respectively.

Deferred taxes are the result of differences between the bases of assets and liabilities for financial reporting and income tax purposes. Significant components of deferred tax assets and liabilities at December 31, 2022 and 2021 are as follows:

	2022	2021
Deferred tax assets:
Bad debt reserves	$49	$26
Goodwill and intangibles	11,711	12,523
Employee benefits	6	57
Operating leases	14	—
Tax loss carryforwards	5,432	10,676
Other	130	129
Subtotal	17,342	23,411
Less: Valuation allowance	—	—
Total net deferred tax assets	17,342	23,411

Deferred tax liabilities:
Property and equipment	(2,956)	(3,590)
Total deferred tax liabilities	(2,956)	(3,590)
Net deferred tax assets	$14,386	$19,821

Deferred tax assets are regularly reviewed for recoverability and a valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. In assessing the need for a valuation allowance, management considers all available positive and negative evidence, including the ability to carryback operating losses to prior periods and the expected future utilization of net operating loss carryforwards, the reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies. On the basis of these considerations, as of December 31, 2022, management believes it is more likely than not that the Taxable Subsidiary will realize the benefit of the existing deferred tax assets.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

    Federal income taxes refundable related to the operation of the Taxable Subsidiary of $374 and $70 for the years ended December 31, 2022 and 2021, respectively, are included in “Other current assets”. "Income taxes payable" includes a state income tax liability related to the operation of the Partnership of $451 and $304 for the years ended December 31, 2022 and 2021, respectively. Also included in "Income taxes payable" are state income tax liabilities related to the operation of the Taxable Subsidiary of $214 and $81 for the years ended December 31, 2022 and 2021, respectively.

    At December 31, 2022, MTI had net operating loss carryforwards for income tax purposes of approximately $33,169 related to federal and state taxes. Of these net operating loss carryforwards, approximately $9,001 will expire between 2024 and 2041 and approximately $24,168 may be carried forward indefinitely.

    The operations of the Partnership are generally not subject to income taxes, except as discussed above, because its income is taxed directly to its partners. The net tax basis in the Partnership's assets and liabilities is greater (less) than the reported amounts on the financial statements by approximately $112,841 and $91,893 as of December 31, 2022 and 2021, respectively.

    As of December 31, 2022, the tax years that remain open to assessment are 2019-2021.

NOTE 18. BUSINESS SEGMENTS

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

	Operating Revenues	Intersegment Eliminations	Operating Revenues After Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs

Year Ended December 31, 2022:
Terminalling and storage	$228,793	$(6,509)	$222,284	$28,234	$14,893	$15,807
Natural gas liquids	398,425	(3)	398,422	2,380	(1,853)	850
Sulfur services	179,164	—	179,164	11,099	34,146	6,857
Transportation	239,275	(20,267)	219,008	14,567	20,991	7,619
Indirect selling, general, and administrative	—	—	—	—	(16,914)	—
Total	$1,045,657	$(26,779)	$1,018,878	$56,280	$51,263	$31,133

Year Ended December 31, 2021:
Terminalling and storage	$185,629	$(6,597)	$179,032	$28,210	$10,785	$9,582
Natural gas liquids	414,043	—	414,043	2,390	38,098	537
Sulfur services	145,042	—	145,042	10,432	32,972	7,813
Transportation	161,180	(16,866)	144,314	15,719	(8,446)	4,997
Indirect selling, general, and administrative	—	—	—	—	(16,129)	—
Total	$905,894	$(23,463)	$882,431	$56,751	$57,280	$22,929

Year Ended December 31, 2020:
Terminalling and storage	$191,041	$(6,877)	$184,164	$29,489	$22,153	$11,619
Natural gas liquids	247,484	(5)	247,479	2,456	22,104	395
Sulfur services	108,020	(13)	108,007	12,012	36,256	7,415
Transportation	150,285	(17,793)	132,492	17,505	(16,102)	7,348
Indirect selling, general, and administrative	—	—	—	—	(17,909)	—
Total	$696,830	$(24,688)	$672,142	$61,462	$46,502	$26,777

Revenues from one customer in the Natural Gas Liquids segment was $177,062, $140,324 and $74,722 for the years ended December 31, 2022, 2021 and 2020, respectively.

The Partnership's assets by reportable segment as of December 31, 2022 and 2021 are as follows:

	2022	2021
Total assets:
Terminalling and storage	$236,995	$248,194
Natural gas liquids	97,716	78,483
Sulfur services	110,688	108,007
Transportation	153,452	145,177
Total assets	$598,851	$579,861

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
NOTE 19. COMMITMENTS AND CONTINGENCIES

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

NOTE 20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

    The Partnership's operations are conducted by its operating subsidiaries as it has no independent assets or operations. The Operating Partnership, the Partnership’s wholly-owned subsidiary, and the Partnership's other operating subsidiaries have issued in the past, and may issue in the future, unconditional guarantees of senior or subordinated debt securities of the Partnership. The guarantees that have been issued are full, irrevocable and unconditional and joint and several. In addition, the Operating Partnership may also issue senior or subordinated debt securities which, if issued, will be fully, irrevocably and unconditionally guaranteed by the Partnership. Substantially all of the Partnership's operating subsidiaries are subsidiary guarantors of its outstanding senior notes and any subsidiaries other than the subsidiary guarantors are minor.

NOTE 20. SUBSEQUENT EVENTS

Issuance of 2028 Notes to Refinance Existing Secured Notes. On February 8, 2023, the Partnership completed the sale of $400,000 in aggregate principal amount of its 2028 Notes. The Partnership used the proceeds of the 2028 Notes to complete the tender offers for substantially all of its 2024 Notes and 2025 Notes, redeem all 2024 Notes and 2025 Notes that were not validly tendered, repay a portion of the indebtedness under the credit facility, and pay fees and expenses in connection with the foregoing. Simultaneously with the issuance of the 2028 Notes, the Partnership amended its credit facility to, among other things, reduce the commitments thereunder from $275,000 to $200,000 (with further scheduled reductions to $175,000 million on June 30, 2023 and $150,000 on June 30, 2024) and extend the scheduled maturity date of the credit facility to February 8, 2027.

Quarterly Distribution.  On January 23, 2023, the Partnership declared a quarterly cash distribution of $0.005 per common unit for the fourth quarter of 2022, or $0.02 per common unit on an annualized basis, which was paid on February 14, 2023 to unitholders of record as of February 7, 2023.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures. In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of our general partner, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of December 31, 2022.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2022.  The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report appearing in "Item 8 - Financial Statements and Supplementary Data."

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

Name	Age	Position with the General Partner
Ruben S. Martin	71	Chairman of the Board of Directors
Robert D. Bondurant	64	President and Chief Executive Officer and Director
Randall L. Tauscher	57	Executive Vice President and Chief Operating Officer
Chris H. Booth	53	Executive Vice President, Chief Legal Officer, General Counsel and Secretary
Sharon L. Taylor	58	Executive Vice President and Chief Financial Officer
Scot A. Shoup	62	Senior Vice President of Operations
C. Scott Massey	70	Director
James M. Collingsworth	68	Director
Byron R. Kelley	75	Director

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

Robert D. Bondurant serves as President and Chief Executive Officer of our general partner. Prior to being appointed to this position effective January 1, 2021, Mr. Bondurant served as Executive Vice President and Chief Financial Officer and has served on the board of directors since 2014. Mr. Bondurant joined Martin Resource Management Corporation in 1983 as Controller and subsequently was appointed Chief Financial Officer and a member of its board of directors in 1990. Mr. Bondurant served in the audit department at Peat Marwick, Mitchell and Co. from 1980 to 1983. Mr. Bondurant holds a Bachelor of Business Administration degree in accounting from Texas A&M University and is a Certified Public Accountant, licensed in the state of Texas. Mr. Bondurant was selected to serve as a director on our general partner's board of directors due to his depth of knowledge of the Partnership, including its strategies and operations and his business judgment, as well as his extensive financial and accounting background.

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

Sharon L. Taylor serves as Executive Vice President and Chief Financial Officer of our general partner.  Prior to being appointed to this position on January 1, 2021, Ms. Taylor served as Director of Finance and Head of Investor Relations since March 2018. Ms. Taylor was a member of the management group of Prism Gas Systems, Inc. serving as Vice President and Chief Financial Officer, where she continued as Controller after Martin's acquisition of Prism in November 2005. Prior to Prism, Ms. Taylor served as Director of Finance and Investor Relations for Dynamex Inc., a North American logistics company. She has held finance and accounting positions with Union Pacific Resources and UP Fuels. Ms. Taylor holds a Bachelor of Business Administration in accounting from Harding University.

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

Board Meetings and Committees

From January 1, 2022 to December 31, 2022, the board of directors of our general partner held 7 meetings. All directors then in office attended each of these meetings, either in person or by teleconference. Additionally, the board of directors undertook action three times during 2022 without a meeting by acting through written unanimous consent. We have standing conflicts, audit, compensation and nominating committees of the board of directors of our general partner. The board of directors of our general partner appoints the members of the Audit, Compensation, Nominating and Conflicts Committees. Each member of the Audit Committee is an independent director in accordance with NASDAQ and applicable securities laws. Each of the board committees has a written charter approved by the board. Copies of each charter are posted on our website at www.MMLP.com under the "Corporate Governance" section. The current members of the committees, the number of meetings held by each committee from January 1, 2022 to December 31, 2022, and a brief description of the functions performed by each committee are set forth below:

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

Compensation Discussion and Analysis

Background

We are required to provide information regarding the compensation program in place as of December 31, 2022, for the CEO, CFO and the three other most highly-compensated executive officers of our general partner as reflected in the summary compensation table set forth below (the "Named Executive Officers").  This section should be read in conjunction with the detailed tables and narrative descriptions regarding compensation below.

We are a master limited partnership and have no employees.  We are managed by the executive officers of our general partner. These executive officers are employed by Martin Resource Management Corporation, a private corporation that has significant operations that are separate from ours. With the exception of our President and Chief Executive Officer, the executive officers of our general partner are also the executive officers of Martin Resource Management Corporation and devote significant time to the management of Martin Resource Management Corporation’s operations.  We reimburse Martin Resource Management Corporation for a portion of the indirect general and administrative expenses, including compensation expense relating to the service of these individuals that are allocated to us pursuant to the Omnibus Agreement. Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.   For the years ended December 31, 2022, 2021 and 2020 the board of directors of our general partner approved reimbursement amounts of $13.5 million, $14.4 million and $16.4 million, respectively, reflecting our allocable share of such expenses. Please see "Item 13. Certain Relationships and Related Transactions, and Director Independence — Agreements — Omnibus Agreement" for a discussion of the Omnibus Agreement.

Compensation Objectives

As we do not directly compensate the executive officers of our general partner, we do not have any set compensation programs. The elements of Martin Resource Management Corporation’s compensation program discussed below, along with Martin Resource Management Corporation’s other rewards, are intended to provide a total rewards package designed to yield competitive total cash compensation, drive performance and reward contributions in support of the businesses of Martin Resource Management Corporation and other Martin Resource Management Corporation affiliates, including us, for which the Named Executive Officers perform services. Although we bear an allocated portion of Martin Resource Management Corporation’s costs of providing compensation and benefits to the Named Executive Officers, we do not have control over such costs and do not establish or direct the compensation policies or practices of Martin Resource Management Corporation.  During 2022, Martin Resource Management Corporation paid compensation based on the performance of Martin Resource Management Corporation but did not set any specific performance-based criteria and did not have any other specific performance-based objectives.

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

Any awards granted to the independent directors and employees of our general partner under our long-term incentive plans are described in Item 8, Note 16, "Unit Based Awards - Long-Term Incentive Plans," and are approved by the Compensation Committee.

Determination of 2022 Compensation Amounts

During 2022, elements of all compensation paid to the Named Executive Officers by Martin Resource Management Corporation consisted of the following: (1) annual base salary; (2) discretionary annual cash awards; (3) awards pursuant to the Martin Midstream Partners L.P. 2021 Phantom Unit Plan or Martin Midstream Partners L.P. 2017 Restricted Unit Plan and (4) other Martin Resource Management Corporation employee benefit plans; and (5) other compensation, including limited perquisites.  With respect to the Named Executive Officers, they were paid an allocated portion of their base salaries.

Annual Base Salary.  The portions of the annual base salaries paid by Martin Resource Management Corporation to the Named Executive Officers, which are allocable to us under our Omnibus Agreement with Martin Resource Management Corporation, are reflected in the summary compensation table below.  Based upon the agreement of our general partner with Martin Resource Management Corporation, we have reimbursed Martin Resource Management Corporation for approximately82.4% of the aggregate annual base salaries paid to the Named Executive Officers by Martin Resource Management Corporation during 2022.  The foregoing agreement has been developed based on an assessment of the estimated percentage of the time spent by the Named Executive Officers managing our affairs, relative to the affairs of Martin Resource Management Corporation ranging from approximately 60% to 100%. During 2022, our Named Executive Officers were Mr. Robert D. Bondurant, the President and Chief Executive Officer of our general partner, Ms. Sharon L. Taylor, an Executive Vice President and Chief Financial Officer of our general partner, Mr. Randall Tauscher, an Executive Vice President and Chief Operating Officer of our general partner, Mr. Chris Booth, the Executive Vice President, General Counsel and Secretary of our general partner, and Mr. Scot A. Shoup, Senior Vice President of Operations.

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

Martin Resource Management Corporation Non-Qualified Option Plan.  In September 1999, Martin Resource Management Corporation adopted a stock option plan designed to retain and attract qualified management personnel, directors and consultants.  Under the plan, Martin Resource Management Corporation is authorized to issue to qualifying parties from time to time options to purchase up to 2,000 shares of its common stock with terms not to exceed ten years from the date of grant and at exercise prices generally not less than fair market value on the date of grant.  In November 2007, Martin Resource Management Corporation adopted an additional stock option plan designed to retain and attract qualified management personnel, directors and consultants. In December 2013, all outstanding options were exercised or redeemed in lieu of redemption. There are no outstanding options under this plan as of December 31, 2022.

Other Compensation

    Martin Resource Management Corporation generally does not pay for perquisites for any of our Named Executive Officers other than general recreational activities at certain Martin Resource Management Corporation’s properties located in Texas and use of Martin Resource Management Corporation vehicles, including aircraft.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation expense that was allocated to us for the services of the Named Executive Officers for the years ended December 31, 2022, 2021 and 2020.

Name and Principal Position	Year	Salary	Retention Awards	Discretionary Annual Awards	Phantom Unit Awards (Grant Date Value) (a)	Total Compensation
Robert D. Bondurant, President and Chief Executive Officer	2022	$575,000	$—	$775,000	$243,250	$1,593,250
	2021	$575,000	$—	$700,000	$139,600	$1,414,600
	2020	$312,000	$100,000	$—	$—	$412,000
Randall L. Tauscher, Executive Vice President and Chief Operating Officer	2022	$367,500	$—	$—	$217,000	$584,500
	2021	$336,000	$—	$—	$136,600	$472,600
	2020	$336,000	$100,000	$—	$—	$436,000
Sharon L. Taylor, Executive Vice President and Chief Financial Officer (b)	2022	$189,000	$—	$—	$185,500	$374,500
	2021	$165,000	$—	$—	$131,200	$296,200
	2020	$—	$—	$—	$—	$—
Chris H. Booth, Executive Vice President, General Counsel and Secretary	2022	$252,000	$—	$—	$185,500	$437,500
	2021	$231,000	$—	$—	$133,600	$364,600
	2020	$211,750	$100,000	$—	$—	$311,750
Scot A. Shoup, Senior Vice President of Operations	2022	$365,750	$—	$—	$92,750	$458,500
	2021	$353,400	$—	$—	$65,600	$419,000
	2020	$372,000	$—	$—	$—	$372,000

(a) On each of April 20, 2022 and July 21, 2021, the Compensation Committee approved forms of time-based award agreements for phantom units and phantom unit appreciation rights, both of which awards vest in full on the third anniversary of the grant date, or July 21, 2025 and July 21, 2024, respectively. The grant date value of a phantom unit under a phantom unit appreciation right award is equal to the average of the closing price for a common unit during the 20 trading days immediately preceding the grant date of the award.

(b) Only the 2021 period is reflected in this table as Sharon L. Taylor became Vice President and Chief Financial Officer and a Named Executive Officer effective January 1, 2021.

Name and Award Type	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#) (a)	All Other Option Awards: Number of Securities Under-lying Options (#)(b)	Exercise or Base Price of Option Awards ($/Unit)	Grant Date Fair Value of Stock and Option Awards ($) (c)
Robert D. Bondurant
Phantom Units	04/20/2022	20,000		—	$112,000
Phantom Unit Appreciation Rights	04/20/2022		125,000	$4.55	$131,250
Randall L. Tauscher
Phantom Units	04/20/2022	20,000		—	$112,000
Phantom Unit Appreciation Rights	04/20/2022		100,000	$4.55	$105,000
Sharon L. Taylor
Phantom Units	04/20/2022	20,000		—	$112,000
Phantom Unit Appreciation Rights	04/20/2022		70,000	$4.55	$73,500
Chris H. Booth
Phantom Units	04/20/2022	20,000		—	$112,000
Phantom Unit Appreciation Rights	04/20/2022		70,000	$4.55	$73,500
Scot A. Shoup
Phantom Units	04/20/2022	10,000		—	$56,000
Phantom Unit Appreciation Rights	04/20/2022		35,000	$4.55	$36,750

(a) This column includes the number of time-based phantom units granted to our named executive officers in 2022. These awards vest in full on July 21, 2025.

(b) This column includes the number of time-based phantom unit appreciation rights granted to our named executive officers in 2022. These awards vest in full on July 21, 2025.

(c) Amounts in this column reflect the grant date fair value of time-based phantom units and phantom unit appreciation rights granted to our named executive officers in 2022 and are determined in accordance with FASB ASC Topic 718. The grant date fair value of the phantom units is $5.60 and the grant date fair value of the phantom unit appreciation rights is $1.05.

GRANTS OF PLAN-BASED AWARDS

Name and Award Type	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#) (a)	All Other Option Awards: Number of Securities Under-lying Options (#)(b)	Exercise or Base Price of Option Awards ($/Unit)	Grant Date Fair Value of Stock and Option Awards ($) (c)
Robert D. Bondurant
Phantom Units	07/21/2021	40,000		—	$121,600
Phantom Unit Appreciation Rights	07/21/2021		150,000	$2.92	$18,000
Randall L. Tauscher
Phantom Units	07/21/2021	40,000		—	$121,600
Phantom Unit Appreciation Rights	07/21/2021		125,000	$2.92	$15,000
Sharon L. Taylor
Phantom Units	07/21/2021	40,000		—	$121,600
Phantom Unit Appreciation Rights	07/21/2021		80,000	$2.92	$9,600
Chris H. Booth
Phantom Units	07/21/2021	40,000		—	$121,600
Phantom Unit Appreciation Rights	07/21/2021		100,000	$2.92	$12,000
Scot A. Shoup
Phantom Units	07/21/2021	20,000		—	$60,800
Phantom Unit Appreciation Rights	07/21/2021		40,000	$2.92	$4,800

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

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2022

	Option Awards				Unit Awards
Name and Award Type	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (a)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(a)	Market Value of Shares or Units of Stock That Have Not Vested ($)(b)
Robert D. Bondurant
Phantom Units - 2021 Award	—		—	—	40,000	$106,400
Phantom Units - 2022 Award	—		—	—	20,000	$60,000
Phantom Unit Appreciation Rights - 2021 Award	—	150,000	$2.92	N/A		$12,000
Phantom Unit Appreciation Rights - 2022 Award	—	125,000	$4.55	N/A
Randall L. Tauscher
Phantom Units - 2021 Award	—		—	—	40,000	$106,400
Phantom Units - 2022 Award					20,000	$60,000
Phantom Unit Appreciation Rights - 2021 Award	—	125,000	$2.92	N/A		$10,000
Phantom Unit Appreciation Rights - 2022 Award		100,000	$4.55	N/A
Sharon L. Taylor
Phantom Units - 2021 Award	—		—	—	40,000	$106,400
Phantom Units - 2022 Award					20,000	$60,000
Phantom Unit Appreciation Rights - 2021 Award	—	80,000	$2.92	N/A		$6,400
Phantom Unit Appreciation Rights - 2022 Award		70,000	$4.55	N/A
Chris H. Booth
Phantom Units - 2021 Award	—		—	—	40,000	$106,400
Phantom Units - 2022 Award					20,000	$60,000
Phantom Unit Appreciation Rights - 2021 Award	—	100,000	$2.92	N/A		$8,000
Phantom Unit Appreciation Rights - 2022 Award		70,000	$4.55	N/A
Scot A. Shoup
Phantom Units - 2021 Award	—		—	—	20,000	$53,200
Phantom Units - 2022 Award					10,000	$30,000
Phantom Unit Appreciation Rights - 2021 Award	—	40,000	$2.92	N/A		$3,200
Phantom Unit Appreciation Rights - 2022 Award		35,000	$4.55	N/A

(a) The 2021 Award vests in full on July 21, 2024 and the 2022 Award vests in full on July 21, 2025.

(b) The market value of unvested phantom units is calculated by multiplying the number of unvested phantom units held by the NEOs by the closing price of our common stock on December 31, 2022 and 2021, which was $3.00 and $2.66, respectively. Because our closing stock price on December 31, 2022 was less than the strike price of the phantom unit appreciation rights 2022 award, a $0 market value was included for the unvested phantom unit appreciation rights.

EQUITY VESTED TABLE FOR THE YEAR ENDED DECEMBER 31, 2022

Restricted Unit Plan
Unit Awards (a)
Name	Number of Common Units Acquired on Vesting	Value Realized on Vesting
Robert D. Bondurant	—	$—
Randall L. Tauscher	—	$—
Sharon L. Taylor	—	$—
Chris H. Booth	—	$—
Scot A. Shoup	—	$—

(a) As of December 31, 2022, there were no outstanding awards under the 2017 LTIP for the Named Executive Officers.

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

    The following table sets forth the compensation of our board members for the period from January 1, 2022 through December 31, 2022.

Name	Fees Earned Paid in Cash	Stock Awards (a)	Total
Ruben S. Martin	$—	$—	$—
Robert D. Bondurant	$—	$—	$—
C. Scott Massey (b)	$100,000	$60,912	$160,912
Byron R. Kelley (b)	$100,000	$60,912	$160,912
James M. Collingsworth (b)	$100,000	$60,912	$160,912

(a) The amounts shown represent the grant date fair value of awards computed in accordance with FASB ASC 718, however, such awards are subject to vesting requirements for TBRUs and PBRUs which have not been met as it relates to the 2018 stock award. See Note 16 included in Item 8 herein for the assumptions made in our valuation of such awards.

(b) In February 2022, the Partnership issued 11,400 TBRUs to each of the Partnership's three independent directors, C. Scott Massey, Byron R. Kelley, and James M. Collingsworth under the 2017 LTIP.  These restricted common units vest in equal installments of 2,850 units on January 24, 2023, 2024, 2025, and 2026.  In April 2022, the Partnership issued 4,600 TBRUs to each of the Partnership's three independent directors under the 2017 LTIP.  These restricted common units vest in equal installments of 1,150 units on January 24, 2023, 2024, 2025, and 2026. In calculating the fair value of the award, we multiplied the closing price of our common units on the NASDAQ on the date of grant by the number of restricted common units granted to each director.

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

The following table sets forth the beneficial ownership of our units as of March 2, 2023 held by beneficial owners of 5% or more of the units outstanding, by directors of our general partner, by each executive officer and by all directors and executive officers of our general partner as a group.

Name of Beneficial Owner [1]	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned [3]
MRMC ESOP Trust [4]	6,114,532	15.7%
Martin Resource Management Corporation [5]	6,114,532	15.7%
Martin Resource LLC [5]	4,203,823	10.8%
Martin Product Sales LLC [5]	1,021,265	2.6%
Cross Oil Refining & Marketing Inc. [5]	889,444	2.3%
Invesco Ltd. [2]	7,216,779	18.5%
Senterfitt Holdings Inc. [6]	3,025,445	7.8%
Ruben S. Martin [7]	9,290,016	23.9%
Robert D. Bondurant	132,337	—%
Randall L. Tauscher	79,597	—%
Chris H. Booth [8]	48,221	—%
Sharon L. Taylor [9]	20,251	—%
Scot A. Shoup	25,975	—%
C. Scott Massey [10]	123,206	—%
Byron R. Kelley	105,306	—%
James M. Collingsworth [11]	103,481	—%
All directors and executive officers as a group (9 persons) [12]	9,928,390	25.5%

1 The address for Martin Resource Management Corporation and all of the individuals listed in this table, unless otherwise indicated, is c/o Martin Midstream Partners L.P., 4200 Stone Road, Kilgore, Texas, 75662.

2 Based solely upon the Schedule 13G/A filed on February 11, 2022 with the SEC by the beneficial owner as of December 31, 2022. Invesco Ltd. has sole voting power and sole dispositive power over 7,216,779 of common units. The address for Invesco Ltd. is 1555 Peachtree Street NE, Suite 1800, Atlanta, Georgia, 30309.

3 The percent of class shown is less than one percent unless otherwise noted.

4 By virtue of its ownership of 89.38% of the outstanding common stock of Martin Resource Management Corporation, the MRMC ESOP Trust (the "MRMC ESOP") is the controlling shareholder of Martin Resource Management Corporation, and may be deemed to beneficially own the 6,114,532 MMLP Common Units held by Martin Resource LLC, Cross Oil Refining & Marketing Inc., and Martin Product Sales LLC. Robert D. Bondurant, Randall L. Tauscher, and Melanie Mathews, Vice President - Human Resources (the "MRMC ESOP Co-Trustees") serve as co-trustees of the MRMC ESOP but all of its voting and investment decisions are directed by the board of directors of Martin Resource Management Corporation. The MRMC ESOP expressly disclaims beneficial ownership of the MMLP Common Units as voting and investment decisions are directed by the board of directors of Martin Resource Management Corporation.

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

6 Mr. Martin is the sole shareholder and sole director and has sole voting and investment power of Senterfitt Holdings Inc., and as such may be deemed to beneficially own the common units held by Senterfitt Holdings Inc.

7 Includes: (i) 150,039 common units held of record directly by Mr. Martin and (ii) 3,025,445 Common Units held of record by Senterfitt Holdings Inc., for which Mr. Martin is the sole shareholder and sole director and has sole voting and investment power. By virtue of serving as the Chairman of the Board and President of Martin Resource Management Corporation, Ruben S. Martin may exercise control over the voting and disposition of the securities owned by Martin Resource Management Corporation, and therefore, may be deemed the beneficial owner of the common units owned by Martin Resource Management Corporation, which include 6,114,532 common units beneficially owned through its ownership of Martin Resource LLC, Cross Oil Refining & Marketing Inc. and Martin Product Sales LLC.

8 Mr. Booth is the sole member and sole manager of Mibech Holdings LLC. Mr. Booth may be deemed to be the beneficial owner of 22,375 common units held by Mibech Holdings LLC.

9 Ms. Taylor may be deemed to be the beneficial owner of the 1,450 common units held by her husband.

10 Mr. Massey may be deemed to be the beneficial owner of 1,500 common units held by his wife.

11 Mr. Collingsworth may be deemed to be the beneficial owner of 775 common units held by his wife.

12 The total for all directors and executive officers as a group includes the common units directly owned by such directors and executive officers as well as the common units beneficially owned by Martin Resource Management Corporation as Ruben S. Martin may be deemed to be the beneficial owner thereof.

Martin Resource Management Corporation indirectly owns 100% of the membership interests in the holding company that is the sole member of our general partner and, together with our general partner, owns approximately 15.7% of our outstanding common limited partner units as of December 31, 2022.  The table below sets forth information as of December 31, 2022 concerning (i) each person owning beneficially in excess of 5% of the voting common stock of Martin Resource Management Corporation, and (ii) the beneficial common stock ownership of (a) each director of Martin Resource Management Corporation, (b) each executive officer of Martin Resource Management Corporation, and (c) all such executive officers and directors of Martin Resource Management Corporation as a group.  Except as indicated, each individual has sole voting and investment power over all shares listed opposite his or her name.

	Beneficial Ownership of Voting Common Stock
Name of Beneficial Owner [1]	Number of Shares	Percent of Outstanding Voting Stock
MRMC ESOP Trust [2]	124,757.26	89.38%
Martin ESOP Trust [3]	14,828.54	10.62%
Robert D. Bondurant [3]	14,828.54	10.62%
Randall Tauscher [3]	14,828.54	10.62%

1 The business address of each shareholder, director and executive officer of Martin Resource Management Corporation is c/o Martin Resource Management Corporation, 4200 Stone Road, Kilgore, Texas 75662.

2 The MRMC ESOP owns 139,585.80 shares of common stock of Martin Resource Management Corporation. The MRMC ESOP Co-Trustees serve as trustees of the MRMC ESOP but all of its voting and investment decisions related to the unallocated shares of common stock are directed by the board of directors of Martin Resource Management Corporation. Of the common stock held by the MRMC ESOP, 117,543.53 shares of common stock are allocated to participant accounts, and 22,042.27 shares of common stock are unallocated.

3 Robert D. Bondurant and Randall Tauscher (the "Martin ESOP Co-Trustees") are co-trustees of the Martin Employee Stock Ownership Trust which converted from a profit sharing plan known as the Martin Employees' Stock Profit Sharing Plan on January 1, 2014. The Martin ESOP Co-Trustees exercise shared control over the voting and disposition of the securities owned by this trust.  As a result, the Martin ESOP Co-Trustees may be deemed to be the beneficial owner of the securities held by such trust; thus, the number of shares of common stock reported herein as beneficially owned by the Martin ESOP Co-Trustees includes the 14,829 shares owned by such trust.  The Martin ESOP Co-Trustees disclaim beneficial ownership of these 16,003 shares.

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2022:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, Warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	2,582,562
Total	—	$—	2,582,562
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

Martin Resource Management Corporation owns 6,114,532 of our common limited partnership units representing approximately 15.7% of our outstanding common limited partnership units as of March 2, 2023.  Martin Resource Management Corporation indirectly holds 100% of the membership interests in Martin Midstream GP LLC, our general partner, by virtue of its 100% ownership interest in MMGP Holdings, LLC, the sole member of our general partner. Our general partner owns a 2% general partner interest in us. Our general partner’s ability to manage and operate us and Martin Resource Management Corporation’s ownership of approximately 15.7% of our outstanding common limited partnership units effectively gives Martin Resource Management Corporation the ability to veto some of our actions and to control our management.

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

    Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.   For the years ended December 31, 2022, 2021 and 2020, the board of directors of our general partner approved and we reimbursed Martin Resource Management Corporation of $13.5 million, $14.4 million and $16.4 million, respectively, reflecting our allocable share of such expenses. The board of directors of our general partner will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

Terminal Services Agreements

    Diesel Fuel Terminal Services Agreement.  Effective October 1, 2022, The Partnership entered into a third amended and restated terminalling services agreement under which it provides terminal services to Martin Energy Services LLC (“MES”), a wholly owned subsidiary of Martin Resource Management Corporation, for fuel distribution utilizing marine shore based terminals owned by the Partnership. This agreement amended the existing arrangement between the Partnership and MES by eliminating any minimum throughput volume requirements and increasing the per gallon throughput fee. The term of this agreement expires on December 31, 2023 but will continue on a year to year basis until terminated by either party by giving at least 90 days’ written notice prior to the end of any term.

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

Other Related Party Transactions

East Texas Mack Leases. MTI leases equipment, including tractors and trailers, from East Texas Mack Sales. Certain of our directors and officers are owners of East Texas Mack, including entities affiliated with Ruben Martin, who owns approximately 46% of the issued and outstanding stock of East Texas Mack. Amounts paid to East Texas Mack for tractor and trailer lease payments and lease residuals for the fiscal years ended December 31, 2022, 2021 and 2020 were approximately $1.9, $1.1 and $0.7, respectively.

Consulting Services Agreement. The Operating Partnership is a party to the Consulting Services Agreement. Pursuant to the terms of the Consulting Services Agreement, Ruben S. Martin has agreed to provide business and strategic development support to the Operating Partnership, and the Operating Partnership has agreed to pay Mr. Martin $0.3 million per year for such services, which amount was paid to Mr. Martin for each of the fiscal years ended December 31, 2022 and 2021. The Consulting Services Agreement expired on December 31. 2022.

Miscellaneous

Certain of directors, officers and employees of our general partner and Martin Resource Management Corporation maintain margin accounts with broker-dealers with respect to our common units held by such persons.  Margin account transactions for such directors, officers and employees were conducted by such broker-dealers in the ordinary course of business.

For information regarding amounts of related party transactions that are included in the Partnership's Consolidated Statements of Operations, please see Note 12, "Related Party Transactions", in Part II, Item 8.

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

    KPMG LLP served as our independent auditors for the fiscal years ended December 31, 2022 and 2021.  The following fees were paid to KPMG LLP for services rendered during our last two fiscal years:

	2022		2021
Audit fees	$1,238,000	(1)	$1,060,000	(1)
Audit related fees	—		—
Audit and audit related fees	1,238,000		1,060,000
Tax fees	95,100	(2)	107,000	(2)
All other fees	—		7,000
Total fees	$1,333,100		$1,174,000

(1)    2022 and 2021 audit fees include fees for the annual financial statement audit, audit of internal controls over financial reporting, and interim reviews included in our quarterly reports on Form 10-Q. In both periods these amounts also include fees related to services in connection with transactions, regulatory filings, and consents.

(2)    Tax fees are for services related to the review of our partnership K-1's returns, and research and consultations on other tax related matters.

    Under policies and procedures established by the Board of Directors and the Audit Committee, the Audit Committee is required to pre-approve all audit and non-audit services performed by our independent auditor to ensure that the provisions of such services do not impair the auditor’s independence.  All of the services described above that were provided by KPMG LLP in years ended December 31, 2022 and December 31, 2021 were approved in advance by the Audit Committee.

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

4.1
Indenture (including form of 11.500% Senior Secured Second Lien Notes due 2028), dated February 8, 2023, by and among the Partnership, Martin Midstream Finance Corp., the guarantors named therein, U.S. Bank Trust Company, National Association, as trustee and collateral agent (filed as Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed February 8, 2023 and incorporated herein by reference).

4.2*	Description of Securities
10.1
Omnibus Agreement, dated November 1, 2002, by and among Martin Resource Management Corporation, the General Partner, the Partnership and the Operating Partnership (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed November 19, 2002, and incorporated herein by reference).

10.2
Amendment No. 1 to Omnibus Agreement, dated as of November 25, 2009, by and among Martin Resource Management Corporation, the General Partner, the Partnership and the Operating Partnership (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed December 1, 2009, and incorporated herein by reference).

10.3
Amendment No. 2 to Omnibus Agreement, dated October 1, 2012, by Martin Resource Management Corporation, the General Partner, the Partnership and the Operating Partnership (filed as Exhibit 10.4 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed October 9, 2012, and incorporated herein by reference).

10.4
Motor Carrier Agreement, dated January 1, 2006, as amended, by and between the Operating Partnership and Martin Transport, Inc. (filed as Exhibit 10.9 to the Partnership’s Annual Report on Form 10-K (SEC File No. 000-50056), filed March 2, 2011, and incorporated herein by reference).

10.5
2014 Amended and Restated Tolling Agreement, dated October 28, 2014, by and between the Operating Partnership and Cross Oil Refining & Marketing, Inc. (filed as Exhibit 10.5 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed October 29, 2014, and incorporated herein by reference).

10.60
2021 Amended and Restated Tolling Agreement, dated October 20, 2021, by and between the Operating Partnership and Cross Oil Refining & Marketing, Inc. (filed as Exhibit 10.20 to the Partnership’s Annual Report on Form 10-K (SEC File No. 000-50056), filed March 1, 2022, and incorporated herein by reference).

10.7
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

10.13
Lubricants and Drilling Fluids Terminal Services Agreement by and between the Operating Partnership and MFS LLC, dated December 23, 2003, as amended, (filed as Exhibit 10.4 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K/A (SEC No. 000-50056), filed January 23, 2004, and incorporated herein by reference).

10.14†
Amended and Restated Martin Resource Management Corporation Purchase Plan for Units of the Partnership, effective April 1, 2015 (filed as Exhibit 10.1 to the Partnership's registration statement on Form S-8 (SEC File No. 333-203857), filed May 5, 2015, and incorporated herein by reference).

10.15
Form of Partnership Indemnification Agreement (filed as Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed November 6, 2008, and incorporated herein by reference).

10.16
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

10.18
Restricted Unit Agreement under the Martin Midstream Partners L.P. 2017 Restricted Unit Plan (filed as Exhibit 10.34 to the Partnership's Annual Report on Form 10-K (SEC File No. 000-50056), filed February 16, 2018).

10.19	Partnership Interest Purchase Agreement (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed July 25, 2018 and incorporated herein by reference).
10.20
Stock Purchase Agreement between Martin Resource Management Corporation and the Operating Partnership (filed as Exhibit 10.1 on the Partnership’s Current Report Form 8-K (SEC File No. 000-50056), filed October 24, 2018 and incorporated herein by reference).

10.21
Master Transportation Services Agreement by and among Martin Resource Management Corporation, Cross Oil Refining & Marketing, Inc., Martin Energy Services LLC, and Martin Product Sales LLC (filed as Exhibit 10.1 on the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed April 26, 2019 and incorporated herein by reference.

10.22
Membership Interest Purchase Agreement by and among Hartree Cardinal Gas, LLC, Cardinal Gas Storage Partners LLC, Hartree Bulk Storage, LLC, and the Partnership (filed as Exhibit 10.1 on the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed June 13, 2019 and incorporated herein by reference.

10.23
Retention Bonus Agreement, dated as of August 28, 2020, among Martin Operating Partnership and certain Named Executive Officers, the material provisions of which were disclosed in item 5.02 on Form 8-K (SEC File No. 000-50056), filed September 3, 2020.

10.24
Asset Purchase and Sale Agreement, dated as of December 22, 2020, by and between Martin Operating Partnership L.P. and John W. Stone Oil Distributor, LLC (filed as Exhibit 10.1 on the Partnership’s Current Report Form 8-K (SEC File No. 000-50056), filed December 29, 2020 and incorporated herein by reference).

10.25
Vessel Purchase and Sale Agreement, dated December 22, 2020, by and between Martin Operating Partnership L.P. and John W. Stone Oil Distributor, LLC (filed as Exhibit 10.2 on the Partnership’s Current Report Form 8-K (SEC File No. 000-50056), filed December 29, 2020 and incorporated herein by reference).

10.26
Employment Agreement, dated October 20, 2020, between Martin Resource Management Corporation and Robert D. Bondurant (filed as Exhibit 10.1 on the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed October 22, 2020 and incorporated herein by reference).

10.27†
Martin Midstream Partners L.P. 2021 Phantom Unit Plan, effective as of July 21, 2021 (filed as Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed July 26, 2021, and incorporated herein by reference).

10.28†
Form of Phantom Unit Award Agreement for the Martin Midstream Partners L.P. 2021 Phantom Unit Plan (filed as Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed July 26, 2021, and incorporated herein by reference).

10.29†
Form of Phantom Unit Appreciation Right Award Agreement for the Martin Midstream Partners L.P. 2021 Phantom Unit Plan (filed as Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed July 26, 2021, and incorporated herein by reference).

10.30†
First Amendment to Martin Midstream Partners L.P. 2021 Phantom Unit Plan, effective as of April 20, 2022 (filed as Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed April 26, 2022, and incorporated herein by reference).

10.31†
First Amendment to Employment Agreement, dated July 26, 2022, by and between Martin Resource Management Corporation and Robert D. Bondurant (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed August 1, 2022, and incorporated herein by reference).

10.32‡
Amendment and Restatement Agreement, dated as of January 30, 2023, by and among Martin Operating Partnership L.P., as borrower, the Partnership, as guarantor, the other guarantors party thereto, the financial institutions party thereto as lenders, Royal Bank of Canada, as administrative agent and collateral agent, and Wells Fargo Bank, N.A., as syndication agent and L/C Issuer (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed January 30, 2023, and incorporated herein by reference).

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

101	Inline Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Extensible Business Reporting Language: (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) the Consolidated Statements of Cash Flows; (5) the Consolidated Statements of Capital; and (6) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (contained in Exhibit 101).
*	Filed or furnished herewith.
†	As required by Item 15(a)(3) of Form 10-K, this exhibit is identified as a compensatory plan or arrangement.
‡ This filing excludes certain schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request by the Commission; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized representative.

Martin Midstream Partners L.P
(Registrant)

	By:	Martin Midstream GP LLC
It's General Partner

March 2, 2023	By:	/s/ Robert D. Bondurant
Robert D. Bondurant
President and Chief Executive Officer

Martin Midstream Partners L.P
(Registrant)

	By:	Martin Midstream GP LLC
It's General Partner

March 2, 2023	By:	/s/ Sharon L. Taylor
Sharon L. Taylor
Executive Vice President and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2023.

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