Form 10-Q
period 2023-03-31
MARTIN MIDSTREAM PARTNERS L.P.
filed 2023-04-25
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2023
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
 The number of the registrant’s Common Units outstanding at April 25, 2023, was 38,914,806.

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

Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the "SEC") on March 2, 2023, and as may be updated and supplemented from time to time in our future Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets
Cash	$57	$45
Accounts and other receivables, less allowance for doubtful accounts of $496 and $496, respectively	73,063	79,641
Inventories	76,617	109,798
Due from affiliates	3,982	8,010
Other current assets	8,153	13,633
Total current assets	161,872	211,127

Property, plant and equipment, at cost	897,140	903,535
Accumulated depreciation	(585,860)	(584,245)
Property, plant and equipment, net	311,280	319,290

Goodwill	16,671	16,671
Right-of-use assets	37,560	34,963
Deferred income taxes, net	13,209	14,386
Other assets, net	2,283	2,414
Total assets	$542,875	$598,851

Liabilities and Partners’ Capital (Deficit)
Current installments of long-term debt and finance lease obligations	$3	$9
Trade and other accounts payable	66,047	68,198
Product exchange payables	136	32
Due to affiliates	6,271	8,947
Income taxes payable	1,097	665
Other accrued liabilities	22,110	33,074
Total current liabilities	95,664	110,925

Long-term debt, net	475,237	512,871
Operating lease liabilities	27,801	26,268
Other long-term obligations	8,850	8,232
Total liabilities	607,552	658,296

Commitments and contingencies
Partners’ capital (deficit)	(64,677)	(59,445)
Total partners’ capital (deficit)	(64,677)	(59,445)
Total liabilities and partners' capital (deficit)	$542,875	$598,851

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Terminalling and storage *	$20,858	$19,397
Transportation *	55,723	46,710
Sulfur services	3,358	3,084
Product sales: *
Specialty products	132,269	153,971
Sulfur services	32,321	56,039
	164,590	210,010
Total revenues	244,529	279,201

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Specialty products *	117,995	133,792
Sulfur services *	21,817	37,785
Terminalling and storage *	6	5
	139,818	171,582
Expenses:
Operating expenses *	62,745	56,495
Selling, general and administrative *	11,172	11,203
Depreciation and amortization	12,901	14,486
Total costs and expenses	226,636	253,766

Other operating income (loss), net	(388)	14
Operating income (loss)	17,505	25,449

Other income (expense):
Interest expense, net	(15,657)	(12,429)
Loss on extinguishment of debt	(5,121)	—
Other, net	22	(1)
Total other expense	(20,756)	(12,430)

Net income (loss) before taxes	(3,251)	13,019
Income tax expense	(1,835)	(1,541)
Net income (loss)	(5,086)	11,478
Less general partner's interest in net (income) loss	102	(229)
Less (income) loss allocable to unvested restricted units	16	(30)
Limited partners' interest in net income (loss)	$(4,968)	$11,219

Net income (loss) per unit attributable to limited partners - basic	$(0.13)	$0.29
Net income (loss) per unit attributable to limited partners - diluted	$(0.13)	$0.29
Weighted average limited partner units - basic	38,769,794	38,722,246
Weighted average limited partner units - diluted	38,769,794	38,738,843
See accompanying notes to consolidated and condensed financial statements.

*Related Party Transactions Shown Below

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended
	March 31,
	2023	2022
Revenues:*
Terminalling and storage	$17,502	$16,204
Transportation	5,511	6,288
Product Sales	925	321
Costs and expenses:*
Cost of products sold: (excluding depreciation and amortization)
Specialty products	9,510	9,646
Sulfur services	2,708	2,676
Terminalling and storage	6	5
Expenses:
Operating expenses	23,827	21,380
Selling, general and administrative	8,516	8,808

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended
	March 31,
	2023	2022

Net income (loss)	$(5,086)	$11,478
Changes in fair values of commodity cash flow hedges	—	(440)
Comprehensive income (loss)	$(5,086)	$11,038

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL (DEFICIT)
(Unaudited)
(Dollars in thousands)

	Partners’ Capital (Deficit)
	Common Limited		General Partner Amount	Accumulated Other Comprehensive Income (Loss)
	Units	Amount			Total
Balances - January 1, 2022	38,802,750	$(50,741)	$1,888	$816	$(48,037)
Net income	—	11,249	229	—	11,478
Issuance of restricted units	34,200	—	—	—	—
Cash distributions	—	(194)	(4)	—	(198)
Unit-based compensation	—	34	—	—	34
Gain reclassified from AOCI into income on commodity cash flow hedges	—	—	—	(816)	(816)
Loss recognized in AOCI on commodity cash flow hedges	—	—	—	(440)	(440)
Balances - March 31, 2022	38,836,950	$(39,652)	$2,113	$(440)	$(37,979)

Balances - January 1, 2023	38,850,750	$(61,110)	$1,665	$—	$(59,445)
Net loss	—	(4,984)	(102)	—	(5,086)
Issuance of restricted units	64,056	—	—	—	—
Cash distributions	—	(194)	(4)	—	(198)
Unit-based compensation	—	52	—	—	52
Balances - March 31, 2023	38,914,806	$(66,236)	$1,559	$—	$(64,677)

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(5,086)	$11,478
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,901	14,486
Amortization of deferred debt issuance costs	1,675	783
Amortization of debt discount	400	—
Deferred income tax expense	1,177	921
(Gain) loss on sale of property, plant and equipment, net	388	(14)
Loss on extinguishment of debt	5,121	—
Derivative income	—	(816)
Net cash paid for commodity derivatives	—	(615)
Non cash unit-based compensation	52	34
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	6,578	136
Inventories	33,181	7,842
Due from affiliates	4,028	(6,516)
Other current assets	4,595	2,434
Trade and other accounts payable	(2,016)	8,650
Product exchange payables	104	(721)
Due to affiliates	(2,676)	1,576
Income taxes payable	432	540
Other accrued liabilities	(11,818)	(11,002)
Change in other non-current assets and liabilities	228	(821)
Net cash provided by operating activities	49,264	28,375

Cash flows from investing activities:
Payments for property, plant and equipment	(7,527)	(10,216)
Payments for plant turnaround costs	(229)	(1,435)
Proceeds from sale of property, plant and equipment	3,538	297
Net cash used in investing activities	(4,218)	(11,354)

Cash flows from financing activities:
Payments of long-term debt	(462,698)	(120,000)
Payments under finance lease obligations	(6)	(59)
Proceeds from long-term debt	431,490	103,500
Payment of debt issuance costs	(13,622)	(4)
Cash distributions paid	(198)	(198)
Net cash used in financing activities	(45,034)	(16,761)

Net increase in cash	12	260
Cash at beginning of period	45	52
Cash at end of period	$57	$312
Non-cash additions to property, plant and equipment	$1,813	$1,514

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2023
(Unaudited)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Martin Midstream Partners L.P. (the "Partnership") is a publicly traded limited partnership with a diverse set of operations focused primarily in the Gulf Coast region of the United States ("U.S."). Its four primary business lines include: terminalling, processing, and storage services for petroleum products and by-products including the refining of naphthenic crude oil; land and marine transportation services for petroleum products and by-products, chemicals, and specialty products; sulfur and sulfur-based products processing, manufacturing, marketing and distribution; and specialty products, including natural gas liquids, marketing, distribution, and transportation services.

The Partnership’s unaudited consolidated and condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and U.S. Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial reporting. Accordingly, these financial statements have been condensed and do not include all of the information and footnotes required by U.S. GAAP for annual audited financial statements of the type contained in the Partnership’s annual reports on Form 10-K. In the opinion of the management of the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s financial position, results of operations, and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for such interim periods are not necessarily indicative of the results of operations for the full year. These financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 2, 2023.

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated and condensed financial statements in conformity with U.S. GAAP.  Actual results could differ from those estimates.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements applicable to the Partnership during the three months ended March 31, 2023.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2023
(Unaudited)

NOTE 3. REVENUE

    The following table disaggregates our revenue by major source:

	Three Months Ended March 31,
	2023	2022
Terminalling and storage segment
Throughput and storage	$20,858	$19,397
	$20,858	$19,397

Transportation segment
Land transportation	$42,230	$35,505
Inland transportation	12,078	9,419
Offshore transportation	1,415	1,786
	$55,723	$46,710

Sulfur services segment
Sulfur product sales	$6,276	$10,069
Fertilizer product sales	26,045	45,970
Sulfur services	3,358	3,084
	$35,679	$59,123
Specialty products segment
Natural gas liquids product sales	$98,222	$120,406
Lubricant product sales	34,047	33,565
	$132,269	$153,971

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

Specialty Products Segment

    Natural Gas Liquids ("NGL") revenue is recognized when title is transferred, which is generally when the product is delivered by truck, rail, or pipeline to the Partnership's NGL customers or when the customer picks up the product from our facilities. When lubricants are sold by truck or rail, revenue is recognized when title is transferred, which is generally when the

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2023
(Unaudited)

product leaves the Partnership's facility, depending on the specific terms of the contract. Delivery of product is invoiced as the transaction occurs and is generally paid within a month.

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

	2023	2024	2025	2026	2027	Thereafter	Total
Terminalling and storage
Throughput and storage	$31,755	$43,571	$44,879	$46,164	$47,549	$204,927	$418,845
Specialty Products
NGL product sales	4,356	5,798	5,782	3,358	—	—	19,294
Sulfur services
Sulfur product sales	14,097	18,796	18,796	4,391	295	—	56,375
Total	$50,208	$68,165	$69,457	$53,913	$47,844	$204,927	$494,514

NOTE 4. INVENTORIES

Components of inventories at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Natural gas liquids	$16,748	$52,462
Lubricants	27,577	28,190
Sulfur	1,605	1,541
Fertilizer	24,990	21,691
Other	5,697	5,914
	$76,617	$109,798

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2023
(Unaudited)

NOTE 5. DEBT

At March 31, 2023 and December 31, 2022, long-term debt consisted of the following:

	March 31, 2023	December 31, 2022
$200,000 Credit facility at variable interest rate (8.46%[1] weighted average at March 31, 2023), due February 2027 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries, net of unamortized debt issuance costs of $3,710 and $1,086, respectively [2,4]	$96,289	$169,914
$400,000 Senior notes, 11.5% interest, net of unamortized debt issuance costs of $9,452 and $0, respectively, including unamortized premium of $11,600 and $0, respectively, due February 2028, secured [2,3,4]	378,948	—
$53,750 Senior notes due February 2024, 10.0% interest, net of unamortized debt issuance costs of $0 and $1,288, respectively, secured [2,3]	—	52,462
$291,381 Senior notes due February 2025, 11.5% interest, net of unamortized debt issuance costs of $0 and $886, respectively, secured [2,3]	—	290,495
Total	475,237	512,871
Less: current portion	—	—
Total long-term debt, net of current portion	$475,237	$512,871

Current installments of finance lease obligations	$3	$9
Finance lease obligations	—	—
Total finance lease obligations	$3	$9

    1 Effective February 8, 2023, the interest rate fluctuates based on Adjusted Term SOFR (set on the date of each advance) or the alternate base rate plus an applicable margin. The margin is set every three months. All amounts outstanding at March 31, 2023 were at Adjusted Term SOFR plus an applicable margin. The applicable margin for revolving loans that are SOFR loans currently ranges from 2.75% to 3.75%, and the applicable margin for revolving loans that are alternate base rate loans currently ranges from 1.75% to 2.75%.  The applicable margin for SOFR borrowings at March 31, 2023 is 3.50%. The applicable margin for SOFR borrowings effective April 19, 2023 remains 3.50%. The credit facility contains various covenants that limit the Partnership’s ability to make distributions; make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management Corporation (the "Omnibus Agreement").

    2 The Partnership was in compliance with all debt covenants as of March 31, 2023 and December 31, 2022, respectively.

    3 On February 8, 2023, the Partnership completed the sale of $400,000 in aggregate principal amount of 11.500% senior secured second lien notes due 2028 (the “2028 Notes”). The Partnership used the net proceeds of that offering to repurchase, through a tender offer and then redemption, all of the Partnership’s 1.5 lien notes due 2024 and second lien notes due 2025. The indenture for the 2028 Notes restricts the Partnership’s ability to sell assets; pay distributions or repurchase units or redeem or repurchase subordinated debt; make investments; incur or guarantee additional indebtedness or issue preferred units; and consolidate, merge or transfer all or substantially all of its assets.

4 Effective February 8, 2023, in connection with the completion of our sale of the 2028 Notes, we amended our credit facility to, among other things, reduce the commitments thereunder from $275,000 to $200,000 (with further scheduled reductions to $175,000 on June 30, 2023 and $150,000 on June 30, 2024) and extend the scheduled maturity date of the amended credit facility to February 8, 2027. In conjunction with the issuance of the 2028 Notes, the Partnership recognized a loss on extinguishment of debt of $5,121 comprised of $2,827 in tender premium, $2,044 of unamortized debt costs and $250 in other expense.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2023
(Unaudited)

    The Partnership paid cash interest in the amount of $22,177 and $21,851 for the three months ended March 31, 2023 and 2022, respectively.  Capitalized interest was $4 and $0 for the three months ended March 31, 2023 and 2022, respectively.

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

    The components of lease expense for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$3,187	$2,271
Finance lease cost:
Amortization of right-of-use assets	$4	25
Interest on lease liabilities	—	4
Short-term lease cost	1,708	2,618
Variable lease cost	55	44
Total lease cost	$4,954	$4,962

Supplemental balance sheet information related to leases at March 31, 2023 and December 31, 2022 was as follows:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2023
(Unaudited)

	March 31, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets	$37,560	$34,963

Current portion of operating lease liabilities included in "Other accrued liabilities"	$10,061	$9,084
Operating lease liabilities	$27,801	26,268
Total operating lease liabilities	$37,862	$35,352

Finance Leases
Property, plant and equipment, at cost	$54	$83
Accumulated depreciation	$(30)	(44)
Property, plant and equipment, net	$24	$39

Current installments of finance lease obligations	$3	$9
Finance lease obligations	$—	$—
Total finance lease obligations	$3	$9

    The Partnership’s future minimum lease obligations as of March 31, 2023 consist of the following:

	Operating Leases	Finance Leases
Year 1	$9,593	$3
Year 2	10,677	—
Year 3	8,980	—
Year 4	6,562	—
Year 5	4,086	—
Thereafter	7,215	—
Total	$47,113	$3
Less amounts representing interest costs	(9,251)	—
Total lease liability	$37,862	$3

    The Partnership has non-cancelable revenue arrangements that are under the scope of ASC 842 whereby we have committed certain terminalling and storage assets in exchange for a minimum fee. Future minimum revenues the Partnership expects to receive under these non-cancelable arrangements as of March 31, 2023 are as follows: 2023 - $17,306; 2024 - $16,907; 2025 - $15,152; 2026 - $9,029; 2027 - $8,316; subsequent years - $24,636.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2023
(Unaudited)

NOTE 7. SUPPLEMENTAL BALANCE SHEET INFORMATION

    Components of "Other accrued liabilities" were as follows:

	March 31, 2023	December 31, 2022
Accrued interest	$6,940	$15,131
Asset retirement obligations	174	298
Property and other taxes payable	2,296	4,562
Accrued payroll	2,247	3,504
Operating lease liabilities	10,061	9,084
Other	392	495
	$22,110	$33,074

The schedule below summarizes the changes in our asset retirement obligations:

March 31, 2023

Asset retirement obligations as of December 31, 2022	$4,992
Additions to asset retirement obligations	—
Accretion expense	96
Liabilities settled	—
Ending asset retirement obligations	5,088
Current portion of asset retirement obligations[1]	(174)
Long-term portion of asset retirement obligations[2]	$4,914

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
March 31, 2023
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

(a)    Commodity Derivative Instruments

    The Partnership from time to time has used derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  The Partnership has established a hedging policy and monitors and manages the commodity market risk associated with potential commodity risk exposure.  In addition, the Partnership has focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. The Partnership enters into hedging transactions to protect a portion of its commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. At March 31, 2023 and December 31, 2022, there were no outstanding derivatives.

    For information regarding gains and losses on commodity derivative instruments, see "Tabular Presentation of Gains and Losses on Derivative Instruments" below.

(b)    Tabular Presentation of Gains and Losses on Derivative Instruments

The following table summarizes the gain (loss) recognized in AOCI at March 31, 2023 and December 31, 2022, respectively, and the gain (loss) reclassified from accumulated other comprehensive loss into earnings during the three months ended March 31, 2023 and 2022, respectively, for derivative financial instruments designated as cash flow hedges:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2023
(Unaudited)

	Amount of Gain (Loss) Recognized in AOCI		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	2023	2022		2023	2022
Commodity contracts	$—	$(440)	Cost of products sold	$—	$816
Total	$—	$(440)		$—	$816

NOTE 9. PARTNERS' CAPITAL (DEFICIT)

As of March 31, 2023, Partners’ capital (deficit) consisted of 38,914,806 common limited partner units, representing a 98% partnership interest, and a 2% general partner interest. Martin Resource Management Corporation, through subsidiaries, owned 6,114,532 of the Partnership's common limited partner units representing approximately 15.7% of the Partnership's outstanding common limited partner units. Martin Midstream GP LLC ("MMGP"), the Partnership's general partner, owns the 2% general partnership interest.

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
March 31, 2023
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

	Three Months Ended March 31,
	2023	2022

Net income (loss)	$(5,086)	$11,478
Less general partner’s interest in net income (loss):
Distributions payable on behalf of general partner interest	4	4
General partner interest in undistributed income (loss)	(106)	225
Less income (loss) allocable to unvested restricted units	(16)	30
Limited partners’ interest in net income (loss)	$(4,968)	$11,219

    The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the periods presented:

	Three Months Ended March 31,
	2023	2022
Basic weighted average limited partner units outstanding	38,769,794	38,722,246
Dilutive effect of restricted units issued	—	16,597
Total weighted average limited partner diluted units outstanding	38,769,794	38,738,843

    All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the periods presented. All common unit equivalents were antidilutive for the three months ended March 31, 2023 because the limited partners were allocated a net loss in this period.

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

	Three Months Ended March 31,
	2023	2022
Restricted unit Awards
Employees	$—	$—
Non-employee directors	52	34
Phantom unit Awards
Employees	399	904
Non-employee directors	—	—
Total unit-based compensation expense	$451	$938

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2023
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

Phantom unit awards are recorded in operating expense and selling, general and administrative expense based on the fair value of the vested portion of the awards on the balance sheet date. The fair value of these awards is updated at each balance sheet date and changes in the fair value of the vested portions of the awards are recorded as increases or decreases to compensation expense within operating expense and selling, general and administrative expense in the Consolidated and Condensed Statements of Operations. All of the Partnership's outstanding phantom unit awards at March 31, 2023 met the criteria to be treated under liability classification in accordance with ASC 718, given that these awards will settle in cash on the vesting date.

Compensation expense for the phantom awards is based on the fair value of the units as of the balance sheet date as further discussed below, and such costs are recognized ratably over the service period of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future periods for these awards will vary. The estimated future cash payments of these awards are presented as liabilities within "Other

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2023
(Unaudited)

current liabilities" and "Other long-term obligations" in the Consolidated and Condensed Balance Sheets. As of March 31, 2023, there was a total of $4,775 of unrecognized compensation costs related to non-vested phantom unit awards. These costs are expected to be recognized over a remaining life of 1.83 years.

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

The restricted units issued to directors generally vest in equal annual installments over a four-year period. Restricted units issued to employees generally vest in equal annual installments over three years of service. All of the Partnership's outstanding restricted unit awards at March 31, 2023 met the criteria to be treated under equity classification.

In February 2023, the Partnership issued 21,352 TBRUs to each of the Partnership's three independent directors under the 2017 LTIP.  These restricted common units vest in equal installments of 5,338 units on January 24, 2024, 2025, 2026, and 2027.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2023
(Unaudited)

    The restricted units are valued at their fair value at the date of grant, which is equal to the market value of common units on such date. A summary of the restricted unit activity for the three months ended March 31, 2023 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	124,362	$3.36
Granted (TBRU)	64,056	$2.81
Vested	(45,878)	$3.74
Forfeited	—	$—
Non-Vested, end of period	142,540	$2.99

Aggregate intrinsic value, end of period	$391
    A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three months ended March 31, 2023 and 2022 is provided below:

	Three Months Ended March 31,
	2023	2022
Aggregate intrinsic value of units vested	$89	$92
Fair value of units vested	178	188

    As of March 31, 2023, there was $397 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.94 years.

NOTE 11. RELATED PARTY TRANSACTIONS

As of March 31, 2023, Martin Resource Management Corporation owns 6,114,532 of the Partnership’s common units representing approximately 15.7% of the Partnership’s outstanding limited partner units.  Martin Resource Management Corporation controls the Partnership's general partner by virtue of its 100% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management Corporation’s ownership as of March 31, 2023 of approximately 15.7% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management Corporation the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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
March 31, 2023
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
March 31, 2023
(Unaudited)

monetary limitation on the amount the Partnership is required to reimburse Martin Resource Management Corporation for direct expenses.  In addition to the direct expenses, under the Omnibus Agreement, the Partnership is required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.

    Effective January 1, 2023, through December 31, 2023, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $13,982. The Partnership reimbursed Martin Resource Management Corporation for $3,496 and $3,373 of indirect expenses for the three months ended March 31, 2023 and 2022, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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
March 31, 2023
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

East Texas Mack Leases. MTI leases equipment, including tractors and trailers, from East Texas Mack Sales ("East Texas Mack"). Certain of our directors or officers are owners of East Texas Mack, including entities affiliated with Ruben Martin, who owns approximately 46% of the issued and outstanding stock of East Texas Mack. Amounts paid to East Texas Mack for tractor and trailer lease payments and lease residuals for the three months ended March 31, 2023 and 2022 were $623 and $310, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2023
(Unaudited)

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

    The impact of related party revenues from sales of products and services is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2023	2022
Revenues:
Terminalling and storage	$17,502	$16,204
Transportation	5,511	6,288
Product sales:
Specialty products	872	292
Sulfur services	53	29
	925	321
	$23,938	$22,813

    The impact of related party cost of products sold is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2023	2022
Cost of products sold:
Specialty products	$9,510	$9,646
Sulfur services	2,708	2,676
Terminalling and storage	6	5
	$12,224	$12,327

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2023
(Unaudited)

    The impact of related party operating expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Transportation	$18,064	$15,263
Sulfur services	1,000	1,245
Terminalling and storage	4,763	4,872
	$23,827	$21,380

    The impact of related party selling, general and administrative expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2023	2022
Selling, general and administrative:
Transportation	$2,263	$1,965
Specialty products	1,311	2,136
Sulfur services	1,081	996
Terminalling and storage	236	261
Indirect, including overhead allocation	3,625	3,450
	$8,516	$8,808

NOTE 12. BUSINESS SEGMENTS

    The Partnership has four reportable segments: (1) terminalling and storage, (2) transportation, (3) sulfur services and (4) specialty products. The Partnership’s reportable segments are strategic business units that offer different products and services. The operating income of these segments is reviewed by the chief operating decision maker to assess performance and make business decisions. Effective January 1, 2023, the Partnership reorganized its Terminalling and Storage and Natural Gas Liquids operating segments. The underground NGL storage division of the Partnership's Natural Gas Liquids operating segment was moved to the Terminalling and Storage operating segment. Further, the Partnership's packaged lubricants and grease businesses were moved from the Terminalling and Storage operating segment to the Specialty Products operating segment (formerly named the Natural Gas Liquids segment). All prior period financial information has been revised to reflect these changes. In conjunction with the segment reorganization, the Partnership allocated $4,229 of goodwill from the Terminalling and Storage operating segment to the Specialty Products operating segment. The Partnership evaluates the performance of its reportable segments based on operating income. There is no allocation of interest expense.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2023
(Unaudited)

Three Months Ended March 31, 2023	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$23,919	$(3,061)	$20,858	$5,599	$64	$3,785
Transportation	61,939	(6,216)	55,723	3,762	3,179	1,528
Sulfur services	35,679	—	35,679	2,677	7,404	2,048
Specialty products	132,277	(8)	132,269	863	11,056	259
Indirect selling, general and administrative	—	—	—	—	(4,198)	—
Total	$253,814	$(9,285)	$244,529	$12,901	$17,505	$7,620

Three Months Ended March 31, 2022	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$22,371	$(2,974)	$19,397	$7,000	$(3,057)	$3,753
Transportation	51,897	(5,187)	46,710	3,573	1,789	3,581
Sulfur services	59,123	—	59,123	2,709	14,837	1,962
Specialty products	154,009	(38)	153,971	1,204	16,002	639
Indirect selling, general and administrative	—	—	—	—	(4,122)	—
Total	$287,400	$(8,199)	$279,201	$14,486	$25,449	$9,935

    The Partnership's assets by reportable segment as of March 31, 2023 and December 31, 2022, are as follows:

	March 31, 2023	December 31, 2022
Total assets:
Terminalling and storage	$172,182	$184,537
Transportation	145,963	153,451
Sulfur services	113,602	110,688
Specialty products	111,128	150,175
Total assets	$542,875	$598,851

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
March 31, 2023
(Unaudited)

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

•Current and non-current portion of long-term debt: The carrying amount of the credit facility approximates fair value due to the debt having a variable interest rate and is in Level 2. The estimated fair value of the 2024 Notes, 2025 and 2028 Notes (collectively, the "senior notes") is considered Level 2, as the fair value is based upon quoted prices for identical liabilities in markets that are not active.

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
2024 Notes	$—	$—	$52,462	$54,081
2025 Notes	$—	$—	$290,495	$290,689
2028 Notes	$378,948	$383,967	$—	$—
Total	$378,948	$383,967	$342,957	$344,770

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2023
(Unaudited)

NOTE 16. INCOME TAXES

	Three Months Ended March 31,
	2023	2022
Provision for income taxes	$1,835	$1,541

The operations of a partnership are generally not subject to income taxes, except for Texas margin tax, because its income is taxed directly to its partners. Current state income taxes attributable to the Texas margin tax relating to the operation of the Partnership of $120 and $176 were recorded in income tax expense for the three months ended March 31, 2023 and 2022, respectively. Deferred taxes applicable to the Texas margin tax relating to the operation of the Partnership are immaterial.

MTI, a wholly owned subsidiary of the Partnership, is subject to income taxes due to its corporate structure (the "Taxable Subsidiary"). Total income tax expense of $1,715 and $1,365, related to the operation of the Taxable Subsidiary, for the three months ended March 31, 2023 and 2022, resulted in an effective income tax rate ("ETR") of 24.43% and 22.03%, respectively.

The increase in the ETR for the income taxes during the three months ended March 31, 2023 was primarily due to an increase in state income taxes as a result of full utilization of net operating losses in some states, compared to the same period in 2022. The increase in the provision for income taxes for the three months ended March 31, 2023, compared to the same period in 2022, was primarily due to an increase in state income taxes as a result of full utilization of net operating losses in some states in the current period.

    A current federal income tax expense of $325 and $320, related to the operation of the Taxable Subsidiary, was recorded for the three months ended March 31, 2023 and 2022, respectively. A current state income tax expense of $213 and $124, related to the operation of the Taxable Subsidiary, was recorded for the three months ended March 31, 2023 and 2022, respectively.

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

    A deferred tax expense related to the MTI temporary differences of $1,177 and $921 was recorded for the three months ended March 31, 2023 and 2022, respectively. A net deferred tax asset of $13,209 and $14,386, related to the cumulative book and tax temporary differences, existed at March 31, 2023 and December 31, 2022, respectively.

    All income tax positions taken for all open years are more likely than not to be sustained based upon their technical merit under applicable tax laws.

NOTE 17. SUBSEQUENT EVENTS

Quarterly Distribution. On April 19, 2023, the Partnership declared a quarterly cash distribution of $0.005 per common unit for the first quarter of 2023, or $0.020 per common unit on an annualized basis, which will be paid on May 15, 2023 to unitholders of record as of May 8, 2023.

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

Overview

We are a publicly traded limited partnership with a diverse set of operations focused primarily in the Gulf Coast region of the U.S. Our four primary business lines include:

•Terminalling, processing, and storage services for petroleum products and by-products including the refining of naphthenic crude oil;

•Land and marine transportation services for petroleum products and by-products, chemicals, and specialty products;

•Sulfur and sulfur-based products processing, manufacturing, marketing, and distribution; and

•Specialty products, including natural gas liquids, marketing, distribution, and transportation services.

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

    We were formed in 2002 by Martin Resource Management Corporation, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management Corporation has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management Corporation is an important supplier and customer of ours. As of March 31, 2023, Martin Resource Management Corporation owned 15.7% of our total outstanding common limited partner units. Furthermore, on December 28, 2021, Martin Resource Management Corporation indirectly acquired, through its wholly owned subsidiary, Martin Resource LLC, the remaining 49% voting interest (50% economic interest) in MMGP Holdings, LLC ("Holdings"), which is the sole member of Martin Midstream GP LLC ("MMGP"), our general partner. Such interests were previously held by certain affiliated investment funds managed by Alinda Capital Partners, which sold the interests to Senterfitt Holdings Inc. (“Senterfitt”) on November 23, 2021. At such time, Senterfitt granted Martin Resource LLC the right to purchase such interests for a period of ten years, which right was exercised on December 28, 2021. As a result, Martin Resource Management Corporation indirectly owns 100% of MMGP. Martin Resource Management Corporation directs our business operations through its ownership of our general partner. MMGP owns a 2.0% general partner interest in us, and, until November 23, 2021, MMGP owned all of our incentive distribution rights. On November 23, 2021, MMGP contributed to us all of our incentive distribution rights for no consideration, whereupon the incentive distribution rights were cancelled and cease to exist.

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

Electronic Level Sulfuric Acid Joint Venture. On October 19, 2022, Martin ELSA Investment LLC, our affiliate, entered into definitive agreements with Samsung C&T America, Inc. and Dongjin USA, Inc., an affiliate of Dongjin Semichem Co., Ltd., to form DSM Semichem LLC (“DSM”). DSM will produce and distribute electronic level sulfuric acid (“ELSA”). By leveraging our existing assets located in Plainview, Texas and installing additional facilities (the “ELSA Facility”) as required, DSM will produce ELSA that meets the strict quality standards required by the recent advances in semiconductor manufacturing. In addition to owning a 10% non-controlling interest in DSM, we will be the exclusive provider of feedstock to the ELSA Facility. We, through our affiliate MTI, will also provide land transportation services of the ELSA produced by DSM. The Partnership expects to fund approximately $20.0 million in aggregate capital expenditures in connection with this joint venture and the Partnership’s related services in 2023 and 2024.

Subsequent Events

Quarterly Distribution. On April 19, 2023, we declared a quarterly cash distribution of $0.005 per common unit for the first quarter of 2023, or $0.020 per common unit on an annualized basis, which will be paid on May 15, 2023 to unitholders of record as of May 8, 2023.

Critical Accounting Policies and Estimates

    Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated and condensed financial statements included elsewhere herein. We prepared these financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. See the "Critical Accounting Policies and Estimates" section in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2, "Significant Accounting Policies" in Notes to Consolidated Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 2, 2023.

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

Related Party Agreements

The Omnibus Agreement requires us to reimburse Martin Resource Management Corporation for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management Corporation for $40.9 million of direct costs and expenses for the three months ended March 31, 2023 compared to $39.1 million for the three months ended March 31, 2022. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management Corporation for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.  In each of the three months ended March 31, 2023 and 2022, the Conflicts Committee approved reimbursement amounts of $3.5 million and $3.4 million, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management Corporation provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management Corporation’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management Corporation also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

    For a more comprehensive discussion concerning the Omnibus Agreement and the other agreements that we have entered into with Martin Resource Management Corporation, please refer to "Item 13. Certain Relationships and Related Transactions, and Director Independence" set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 2, 2023.

Commercial

We have been and anticipate that we will continue to be both a significant customer and supplier of products and services offered by Martin Resource Management Corporation. In the aggregate, the impact of related party transactions included in total costs and expenses accounted for approximately 20% and 17% of our total costs and expenses during the three months ended March 31, 2023 and 2022, respectively.

Correspondingly, Martin Resource Management Corporation is one of our significant customers. Our sales to Martin Resource Management Corporation accounted for approximately 10% and 8% of our total revenues for the three months ended March 31, 2023 and 2022, respectively.

For a more comprehensive discussion concerning the agreements that we have entered into with Martin Resource Management Corporation, please refer to "Item 13. Certain Relationships and Related Transactions, and Director Independence" set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 2, 2023.

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

Non-GAAP Financial Measures

To assist management in assessing our business, we use the following non-GAAP financial measures: earnings before interest, taxes, and depreciation and amortization ("EBITDA"), adjusted EBITDA (as defined below), adjusted EBITDA after giving effect to the exit of the butane optimization business, distributable cash flow available to common unitholders (“Distributable Cash Flow”), and free cash flow after growth capital expenditures and principal payments under finance lease obligations ("Adjusted Free Cash Flow"). Our management uses a variety of financial and operational measurements other than our financial statements prepared in accordance with U.S. GAAP to analyze our performance.

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

The following tables reconcile the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the three months ended March 31, 2023 and 2022, which represents EBITDA, Adjusted EBITDA, Adjusted EBITDA after giving effect to the exit of the butane optimization business, distributable cash flow, and adjusted free cash flow:

Reconciliation of Net Income (Loss) to EBITDA, Adjusted EBITDA, and Adjusted EBITDA After Giving Effect to the Exit of the Butane Optimization Business

	Three Months Ended March 31,

	2023	2022
	(in thousands)
Net income (loss)	$(5,086)	$11,478
Adjustments:
Interest expense	15,657	12,429
Income tax expense	1,835	1,541
Depreciation and amortization	12,901	14,486
EBITDA	25,307	39,934
Adjustments:
(Gain) loss on disposition of property, plant and equipment	388	(14)
Loss on extinguishment of debt	5,121	—
Lower of cost or market and other non-cash adjustments	(9,133)	—
Unit-based compensation	52	34
Adjusted EBITDA	$21,735	$39,954
Adjustments:
Less: net income associated with butane optimization business	(305)	(5,694)
Plus: lower of cost or market and other non-cash adjustments	$9,133	$—
Adjusted EBITDA after giving effect to the exit of the butane optimization business	$30,563	$34,260

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA, Adjusted EBITDA After Giving Effect to the Exit of the Butane Optimization Business, Distributable Cash Flow, and Adjusted Free Cash Flow

	Three Months Ended March 31,

	2023	2022
	(in thousands)
Net cash provided by operating activities	$49,264	$28,375
Interest expense [1]	13,582	11,646
Current income tax expense	658	620
Lower of cost or market and other non-cash adjustments	(9,133)	—
Commodity cash flow hedging gains reclassified to earnings	—	816
Net cash paid for closed commodity derivative positions included in AOCI	—	615
Changes in operating assets and liabilities which (provided) used cash:
Accounts and other receivables, inventories, and other current assets	(48,382)	(3,896)
Trade, accounts and other payables, and other current liabilities	15,974	957
Other	(228)	821
Adjusted EBITDA	21,735	39,954
Adjustments:
Less: net income loss associated with butane optimization business	(305)	(5,694)
Plus: lower of cost or market and other non-cash adjustments	9,133	—
Adjusted EBITDA after giving effect to the exit of the butane optimization business	30,563	34,260
Adjustments:
Interest expense	(15,657)	(12,429)
Income tax expense	(1,835)	(1,541)
Deferred income taxes	1,177	921
Amortization of debt discount	400	—
Amortization of deferred debt issuance costs	1,675	783
Payments for plant turnaround costs	(229)	(1,435)
Maintenance capital expenditures	(6,634)	(5,399)
Distributable cash flow	9,460	15,160
Principal payments under finance lease obligations	(6)	(59)
Expansion capital expenditures	(757)	(3,101)
Adjusted free cash flow	$8,697	$12,000

1 Net of amortization of debt issuance costs and discount, which are included in interest expense but not included in net cash provided by (used in) operating activities.

Results of Operations

    The results of operations for the three months ended March 31, 2023 and 2022 have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the three months ended March 31, 2023 and 2022.  The results of operations for these interim periods are not necessarily indicative of the results of operations which might be expected for the entire year.

Effective January 1, 2023, we reorganized our Terminalling and Storage and Natural Gas Liquids operating segments. The underground NGL storage division of our Natural Gas Liquids operating segment was moved to the Terminalling and Storage operating segment. Further, our packaged lubricants and grease businesses were moved from the Terminalling and Storage operating segment to the Specialty Products operating segment (formerly named the Natural Gas Liquids segment). All prior period financial information has been revised to reflect these changes.

Our consolidated and condensed results of operations are presented on a comparative basis below.  There are certain items of income and expense which we do not allocate on a segment basis.  These items, including interest expense and indirect selling, general and administrative expenses, are discussed following the comparative discussion of our results within each segment.

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended March 31, 2023	(in thousands)
Terminalling and storage	$23,919	$(3,061)	$20,858	$3,108	$(3,044)	$64
Transportation	61,939	(6,216)	55,723	9,442	(6,263)	3,179
Sulfur services	35,679	—	35,679	4,553	2,851	7,404
Specialty products	132,277	(8)	132,269	4,600	6,456	11,056
Indirect selling, general and administrative	—	—	—	(4,198)	—	(4,198)
Total	$253,814	$(9,285)	$244,529	$17,505	$—	$17,505

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended March 31, 2022	(in thousands)
Terminalling and storage	$22,371	$(2,974)	$19,397	$(112)	$(2,945)	$(3,057)
Transportation	51,897	(5,187)	46,710	6,982	(5,193)	1,789
Sulfur services	59,123	—	59,123	12,652	2,185	14,837
Specialty products	154,009	(38)	153,971	10,049	5,953	16,002
Indirect selling, general and administrative	—	—	—	(4,122)	—	(4,122)
Total	$287,400	$(8,199)	$279,201	$25,449	$—	$25,449

Terminalling and Storage Segment

Comparative Results of Operations for the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,		Variance	Percent Change
	2023	2022
	(In thousands, except BBL per day)

Revenues	$23,919	$22,371	$1,548	7%
Cost of products sold	6	5	1	20%
Operating expenses	14,308	14,940	(632)	(4)%
Selling, general and administrative expenses	549	495	54	11%
Depreciation and amortization	5,599	7,000	(1,401)	(20)%
	3,457	(69)	3,526	5,110%
Other operating loss, net	(349)	(43)	(306)	(712)%
Operating income (loss)	$3,108	$(112)	$3,220	2,875%

Shore-based throughput volumes (gallons)	43,349	13,634	29,715	218%
Smackover refinery throughput volumes (guaranteed minimum) (BBL per day)	6,500	6,500	—	—%

Revenues. Revenues increased $1.5 million, of which $0.5 million was a result of reservation and throughput fees at our Smackover refinery. In addition, revenue at our shore-based terminals increased $0.5 million as a result of increased throughput revenue of $0.9 million, offset by decreased space rent of $0.4 million. Specialty terminals increased $0.4 million due to throughput revenue of $0.3 million and service revenue of $0.1 million.

Cost of products sold. Costs of products sold remained relatively consistent period over period.

Operating expenses. Operating expenses decreased primarily as a result of property insurance premiums of $0.9 million, offset by an increase in employee-related expenses of $0.3 million.

Selling, general and administrative expenses. Selling, general and administrative expenses remained relatively consistent period over period.

Depreciation and amortization. The decrease in depreciation and amortization is primarily the result of asset disposals, offset by capital expenditures.

Other operating income (loss), net. Other operating income (loss), net represents gains and losses from the disposition of property, plant and equipment.

Transportation Segment

Comparative Results of Operations for the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,		Variance	Percent Change
	2023	2022
	(In thousands)
Revenues	$61,939	$51,897	$10,042	19%
Operating expenses	46,190	39,202	6,988	18%
Selling, general and administrative expenses	2,549	2,169	380	18%
Depreciation and amortization	3,762	3,573	189	5%
	$9,438	$6,953	$2,485	36%
Other operating income, net	4	29	(25)	(86)%
Operating income	$9,442	$6,982	$2,460	35%

Marine Transportation Revenues. Inland revenues increased $2.8 million, primarily related to higher transportation rates. Offshore revenues decreased $0.1 million primarily due to lower utilization related to repairs and maintenance. Additionally, ancillary revenue decreased $0.4 million.

Land Transportation Revenues. Revenue increased $6.3 million primarily due to a 35% increase in load count combined with a 10% increase in total miles. Additionally, ancillary revenue increased $1.5 million.

Operating expenses. The increase in operating expenses is primarily a result of employee-related expenses of $4.5 million, repairs and maintenance of $1.4 million, and lease expense of $0.9 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased primarily due to higher employee-related expenses.

Depreciation and amortization. Depreciation and amortization increased as a result of capital expenditures, offset by disposals.

Other operating income, net. Other operating income, net represents gains and losses from the disposition of property, plant and equipment.

Sulfur Services Segment

Comparative Results of Operations for the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,		Variance	Percent Change
	2023	2022
	(In thousands)
Revenues:
Services	$3,358	$3,084	$274	9%
Products	32,321	56,039	(23,718)	(42)%
Total revenues	35,679	59,123	(23,444)	(40)%

Cost of products sold	23,949	39,258	(15,309)	(39)%
Operating expenses	2,899	3,028	(129)	(4)%
Selling, general and administrative expenses	1,617	1,504	113	8%
Depreciation and amortization	2,677	2,709	(32)	(1)%
	4,537	12,624	(8,087)	(64)%
Other operating income, net	16	28	(12)	(43)%
Operating income	$4,553	$12,652	$(8,099)	(64)%

Sulfur (long tons)	74	114	(40)	(35)%
Fertilizer (long tons)	61	84	(23)	(27)%
Total sulfur services volumes (long tons)	135	198	(63)	(32)%

Services revenues.  Services revenues increased slightly as a result of a contractually prescribed, index-based fee adjustment.

Products revenues.  Products revenues decreased $8.6 million as a result of a 15% drop in average sulfur services sales prices. Products revenues decreased $15.1 million due to a 32% decrease in sales volumes, primarily related to a 35% decrease in sulfur volumes.

Cost of products sold.  An 11% decrease in product cost impacted cost of products sold by $4.1 million, resulting from a drop in commodity prices. A 32% decrease in sales volumes resulted in an additional decrease in cost of products sold of $11.2 million.

Operating expenses.  Operating expenses remained relatively consistent period over period.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased primarily due to higher employee-related expenses.

Depreciation and amortization.  Depreciation and amortization remained relatively consistent period over period.

Other operating income (loss), net.  Other operating income (loss), net represents gains and losses on the disposition of property, plant and equipment.

Specialty Products Segment

Comparative Results of Operations for the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,		Variance	Percent Change
	2023	2022
	(In thousands)
Products revenues	$132,277	$154,009	$(21,732)	(14)%
Cost of products sold	124,451	139,780	(15,329)	(11)%
Operating expenses	14	38	(24)	(63)%
Selling, general and administrative expenses	2,290	2,938	(648)	(22)%
Depreciation and amortization	863	1,204	(341)	(28)%
	4,659	10,049	(5,390)	(54)%
Other operating loss, net	(59)	—	(59)
Operating income	$4,600	$10,049	$(5,449)	(54)%

NGL sales volumes (Bbls)	1,691	1,597	94	6%
Other specialty products volumes (Bbls)	84	98	(14)	(14)%
Total specialty products volumes (Bbls)	1,775	1,695	80	5%

    Products Revenues.  Products revenues decreased $27.7 million as a result of an 18% drop in average specialty products sales prices. Products revenues increased $6.0 million due to a 5% increase in sales volumes, primarily related to a 6% increase in NGL volumes.

Cost of products sold.  A 15% decrease in product cost impacted cost of products sold by $20.9 million, resulting from a drop in commodity prices. A 5% increase in sales volumes resulted in an offsetting increase in cost of products sold of $5.6 million.

Selling, general and administrative expenses.  Selling, general and administrative decreased primarily as a result of decreased compensation expense.

Depreciation and amortization. Depreciation and amortization decreased due to certain assets becoming fully depreciated during the fourth quarter 2022.

Other operating loss, net.  Other operating income (loss), net represents gains and losses from the disposition of property, plant and equipment.

Interest Expense

Comparative Components of Interest Expense, Net for the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,		Variance	Percent Change
	2023	2022
	(In thousands)
Credit facility	$2,784	$1,923	$861	45%
Senior notes	10,213	9,305	908	10%
Amortization of deferred debt issuance costs	1,675	783	892	114%
Amortization of debt discount	400	—	400
Other	589	415	174	42%
Finance leases	—	3	(3)	(100)%
Capitalized interest	(4)	—	(4)
Total interest expense, net	$15,657	$12,429	$3,228	26%

Indirect Selling, General and Administrative Expenses

	Three Months Ended March 31,		Variance	Percent Change
	2023	2022
	(In thousands)
Indirect selling, general and administrative expenses	$4,198	$4,122	$76	2%

    Indirect selling, general and administrative expenses remained relatively consistent for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

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

    Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. The Conflicts Committee of our general partner approved the following reimbursement amounts during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Variance	Percent Change
	2023	2022
	(In thousands)
Conflicts Committee approved reimbursement amount	$3,496	$3,373	$123	4%

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

Cash Flows - Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

    The following table details the cash flow changes between the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Variance	Percent Change
	2023	2022
	(In thousands)
Net cash provided by (used in):
Operating activities	$49,264	$28,375	$20,889	74%
Investing activities	(4,218)	(11,354)	7,136	63%
Financing activities	(45,034)	(16,761)	(28,273)	(169)%
Net increase (decrease) in cash and cash equivalents	$12	$260	$(248)	(95)%

    Net cash provided by operating activities. The increase in net cash used in operating activities for the three months ended March 31, 2023 includes a decrease in operating results and other non-cash charges of $9.6 million offset by a favorable variance in working capital of $30.5 million.

    Net cash used in investing activities. Net cash used in investing activities for the three months ended March 31, 2023 decreased $7.1 million. A decrease in cash used of $3.9 million resulted from lower payments for capital expenditures and plant turnaround costs in 2023. In addition, net proceeds from the sale of property, plant and equipment increased $3.2 million.

    Net cash used in financing activities. Net cash used in financing activities for the three months ended March 31, 2023 increased primarily as a result of a $14.7 million increase in net payments of long-term borrowings. Additionally, payments of debt issuance costs increased $13.6 million.

Total Contractual Obligations

A summary of our total contractual cash obligations as of March 31, 2023, is as follows:

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Credit facility	$100,000	$—	$—	$100,000	$—
11.5% senior secured notes, due 2028	400,000	—	—	400,000	—
Operating leases	47,113	9,593	19,657	10,648	7,215
Finance lease obligations	3	3	—	—	—
Interest payable on finance lease obligations	—	—	—	—	—
Interest payable on fixed long-term debt obligations	223,426	46,000	92,000	85,426	—
Total contractual cash obligations	$770,542	$55,596	$111,657	$596,074	$7,215

The interest payable under our credit facility is not reflected in the above table because such amounts depend on the outstanding balances and interest rates, which vary from time to time.

Letters of Credit.  At March 31, 2023, we had outstanding irrevocable letters of credit in the amount of $19.2 million, which were issued under our credit facility.

Off-Balance Sheet Arrangements.  We do not have any off-balance sheet financing arrangements.

Description of Our Indebtedness

Credit Facility

At March 31, 2023, we maintained a $200.0 million credit facility that matures on February 8, 2027. As of March 31, 2023, we had $100.0 million outstanding under the credit facility and $19.2 million of outstanding irrevocable letters of credit, leaving a maximum available amount to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $80.8 million. After giving effect to our then current borrowings, letters of credit, and the financial covenants contained in our credit facility, we had the ability to borrow approximately $39.6 million in additional amounts thereunder as of March 31, 2023.
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

The amended credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.  Prior to the credit facility amendment, the level of outstanding draws on our credit facility from January 1, 2023 through February 8, 2023 ranged from a low of $148.5 million to a high of $184.0 million. From February 8, 2023 through March 31, 2023, the level of outstanding draws on our amended credit facility ranged from a low of $100.0 million to a high of $138.0 million.

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

We may prepay all amounts outstanding under the amended credit facility at any time without premium or penalty (other than customary breakage costs associated with Adjusted Term SOFR (as defined in the amended credit facility), subject to certain notice requirements. The amended credit facility requires mandatory prepayments of amounts outstanding thereunder with excess cash that exceeds $25.0 million and the net proceeds of certain asset sales.

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

    The applicable margin for Adjusted Term SOFR borrowings at March 31, 2023 is 3.50%. The applicable margin for Adjusted Term SOFR borrowings effective April 19, 2023 is 3.50%.

    The amended credit facility includes financial covenants that are tested on a quarterly basis, based on the rolling four quarter period that ends on the last day of each fiscal quarter, that require maintenance of:

• a minimum Interest Coverage Ratio (as defined in the amended credit facility) of 2.00:1.00;
• a maximum Total Leverage Ratio of 4.75:1.00, stepping down to 4.50:1.00 on March 31, 2025; and
• a maximum First Lien Leverage Ratio (as defined in the amended credit facility) of 1.50:1.00.

In addition, the amended credit facility contains various covenants, which, among other things, limit our and our subsidiaries’ ability to: (i) grant or assume liens; (ii) make investments (including investments in our joint ventures) and acquisitions; (iii) enter into certain types of hedging agreements; (iv) incur or assume indebtedness; (v) sell, transfer, assign or convey assets; (vi) repurchase our equity, make distributions (including a limit on our ability to make quarterly distributions to unitholders in excess of $0.005 per unit unless our pro forma Total Leverage Ratio is less than 4.50:1.00, our pro forma First Lien Leverage Ratio is less than 1.00 to 1.00, and our pro forma liquidity is greater than or equal to 35% of the commitments under our amended credit facility) and certain other restricted payments; (vii) change the nature of our business; (viii) engage in transactions with affiliates; (ix) enter into certain burdensome agreements; (x) make certain amendments to the Omnibus Agreement and our material agreements; and (xi) permit our joint ventures to incur indebtedness or grant certain liens.

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

Senior Secured Notes due 2028

For a description of our 11.50% senior secured second lien notes due 2028, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Our Long-Term Debt" in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 2, 2023.

    Capital Resources and Liquidity

    Historically, we have generally satisfied our working capital requirements and funded our debt service obligations and capital expenditures with cash generated from operations and borrowings under our credit facility.

    On March 31, 2023, we had cash and cash equivalents of $0.05 million and available borrowing capacity of $80.8 million under our credit facility with $100.0 million of borrowings outstanding. After giving effect to our then current borrowings, letters of credit, and the financial covenants contained in our credit facility, we had the ability to borrow approximately $39.6 million in additional amounts thereunder as of March 31, 2023. As discussed above, we amended our credit facility effective as of February 8, 2023, to, among other things, reduce the commitments thereunder from $275.0 million to $200.0 million (with further scheduled reductions to $175.0 million on June 30, 2023 and $150.0 million on June 30, 2024) and extend the scheduled maturity date of the credit facility to February 8, 2027.

    We expect that our primary sources of liquidity to meet operating expenses, service our indebtedness, pay distributions to our unitholders and fund capital expenditures will be provided by cash flows generated by our operations, borrowings under our credit facility and access to the debt and equity capital markets.  Our ability to generate cash from operations will depend upon our future operating performance, which is subject to certain risks.  For a discussion of such risks, please read "Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2022, filed with the SEC on March 2, 2023.  In addition, due to the covenants in our credit facility, our financial and operating performance impacts the amount we are permitted to borrow under that facility.

    We are in compliance with all debt covenants as of March 31, 2023 and expect to be in compliance for the next twelve months.

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

Impact of Inflation

    Inflation did not have a material impact on our results of operations for the three months ended March 31, 2023 or 2022. Inflation may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices for products consumed by our operations, such as diesel fuel, natural gas, chemicals, and other supplies, could adversely affect our results of operations. An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

    Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the three months ended March 31, 2023 or 2022.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Partnership is exposed to commodity risk and interest rate risk in its normal business activities. The following disclosures about market risk provide an update to, and should be read in conjunction with, “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 2, 2023.

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

Our hedging strategy is designed to protect us from excessive pricing volatility. However, since we do not typically hedge 100% of our exposure, abnormal price volatility in any of these commodity markets could influence operating income. We have no outstanding hedging positions as of March 31, 2023.
For derivatives designated in cash flow hedging relationships, we record the gains and losses from the use of these instruments in accumulated other comprehensive income (loss) on the consolidated balance sheets and subsequently recognize the accumulated gains and losses into cost of products sold in the same period when the associated underlying transactions occur. At March 31, 2023, there were no unrealized gains or losses to report in accumulated other comprehensive income (loss). All other commodity derivatives are marked-to-market and recognized into cost of products sold with the offset recognized as an asset or accrued liability. See Note 8, Derivative Instruments and Hedging Activities,of the consolidated and condensed financial statements for further information on our outstanding derivatives.

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 8.46% as of March 31, 2023.  Based on the amount of unhedged floating rate debt owed by us on March 31, 2023, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $1.0 million annually.

We are not exposed to changes in interest rates with respect to our 2028 Notes as these obligations are fixed rate.  Based on the quoted prices for identical liabilities in markets that are not active at March 31, 2023, the estimated fair value of the 2028 Notes was $384.0 million. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of a 100 basis point increase in interest rates. Such an increase in interest rates at March 31, 2023, would result in a $12.6 million decrease in the fair value of our 2028 Notes.

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

    There have been no material changes to the Partnership's risk factors since our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 2, 2023.

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

10.1‡
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

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

April 25, 2023	By:	/s/ Sharon L. Taylor
Sharon L. Taylor
Executive Vice President and Chief Financial Officer