Form 10-Q
period 2023-06-30
MARTIN MIDSTREAM PARTNERS L.P.
filed 2023-07-25
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2023
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
 The number of the registrant’s Common Units outstanding at July 25, 2023, was 38,914,806.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets
Cash	$57	$45
Accounts and other receivables, less allowance for doubtful accounts of $496 and $496, respectively	57,022	79,641
Inventories	50,865	109,798
Due from affiliates	2,356	8,010
Other current assets	6,926	13,633
Total current assets	117,226	211,127

Property, plant and equipment, at cost	902,605	903,535
Accumulated depreciation	(593,324)	(584,245)
Property, plant and equipment, net	309,281	319,290

Goodwill	16,671	16,671
Right-of-use assets	45,221	34,963
Deferred income taxes, net	12,519	14,386
Other assets, net	1,899	2,414
Total assets	$502,817	$598,851

Liabilities and Partners’ Capital (Deficit)
Current installments of long-term debt and finance lease obligations	$—	$9
Trade and other accounts payable	48,469	68,198
Product exchange payables	310	32
Due to affiliates	2,306	8,947
Income taxes payable	450	665
Other accrued liabilities	37,249	33,074
Total current liabilities	88,784	110,925

Long-term debt, net	436,481	512,871
Operating lease liabilities	33,827	26,268
Other long-term obligations	7,482	8,232
Total liabilities	566,574	658,296

Commitments and contingencies
Partners’ capital (deficit)	(63,757)	(59,445)
Total partners’ capital (deficit)	(63,757)	(59,445)
Total liabilities and partners' capital (deficit)	$502,817	$598,851

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Terminalling and storage *	$21,684	$20,423	$42,542	$39,820
Transportation *	54,750	55,832	110,473	102,542
Sulfur services	3,357	3,084	6,715	6,168
Product sales: *
Specialty products	78,872	133,788	211,141	287,759
Sulfur services	36,973	53,869	69,294	109,908
	115,845	187,657	280,435	397,667
Total revenues	195,636	266,996	440,165	546,197

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Specialty products *	71,570	119,859	189,565	253,651
Sulfur services *	25,654	37,063	47,471	74,848
Terminalling and storage *	25	4	31	9
	97,249	156,926	237,067	328,508
Expenses:
Operating expenses *	60,737	64,082	123,482	120,577
Selling, general and administrative *	8,447	9,944	19,619	21,147
Depreciation and amortization	12,547	14,800	25,448	29,286
Total costs and expenses	178,980	245,752	405,616	499,518

Other operating income (loss), net	673	246	285	260
Operating income (loss)	17,329	21,490	34,834	46,939

Other income (expense):
Interest expense, net	(15,263)	(12,846)	(30,920)	(25,275)
Loss on extinguishment of debt	—	—	(5,121)	—
Other, net	11	(1)	33	(2)
Total other expense	(15,252)	(12,847)	(36,008)	(25,277)

Net income (loss) before taxes	2,077	8,643	(1,174)	21,662
Income tax expense	(996)	(2,037)	(2,831)	(3,578)
Net income (loss)	1,081	6,606	(4,005)	18,084
Less general partner's interest in net (income) loss	(22)	(132)	80	(362)
Less (income) loss allocable to unvested restricted units	(4)	(21)	12	(51)
Limited partners' interest in net income (loss)	$1,055	$6,453	$(3,913)	$17,671

Net income (loss) per unit attributable to limited partners - basic	$0.03	$0.17	$(0.10)	$0.46
Net income (loss) per unit attributable to limited partners - diluted	$0.03	$0.17	$(0.10)	$0.46
Weighted average limited partner units - basic	38,772,266	38,729,118	38,771,037	38,725,701
Weighted average limited partner units - diluted	38,777,600	38,750,153	38,771,037	38,753,197
See accompanying notes to consolidated and condensed financial statements.

*Related Party Transactions Shown Below

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:*
Terminalling and storage	$18,077	$17,416	$35,579	$33,620
Transportation	7,277	7,463	12,788	13,751
Product Sales	7,497	96	8,422	423
Costs and expenses:*
Cost of products sold: (excluding depreciation and amortization)
Specialty products	5,829	10,205	15,339	19,851
Sulfur services	2,644	2,592	5,352	5,268
Terminalling and storage	25	4	31	9
Expenses:
Operating expenses	25,058	23,447	48,885	44,826
Selling, general and administrative	6,556	7,498	15,072	16,306

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net income (loss)	$1,081	$6,606	$(4,005)	$18,084
Changes in fair values of commodity cash flow hedges	—	167	—	167
Commodity cash flow hedging (gains) losses reclassified to earnings	—	440	—	(816)
Comprehensive income (loss)	$1,081	$7,213	$(4,005)	$17,435

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL (DEFICIT)
(Unaudited)
(Dollars in thousands)

	Partners’ Capital (Deficit)
	Common Limited		General Partner Amount	Accumulated Other Comprehensive Income (Loss)
	Units	Amount			Total
Balances - March 31, 2023	38,914,806	$(66,236)	$1,559	$—	$(64,677)
Net income	—	1,059	22	—	1,081
Cash distributions	—	(195)	(4)	—	(199)
Unit-based compensation	—	38	—	—	38
Balances - June 30, 2023	38,914,806	(65,334)	1,577	—	$(63,757)

Balances - December 31, 2022	38,850,750	$(61,110)	$1,665	$—	$(59,445)
Net loss	—	(3,925)	(80)	—	(4,005)
Issuance of restricted units	64,056	—	—	—	—
Cash distributions	—	(389)	(8)	—	(397)
Unit-based compensation	—	90	—	—	90
Balances - June 30, 2023	38,914,806	$(65,334)	$1,577	$—	$(63,757)

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL (DEFICIT)
(Unaudited)
(Dollars in thousands)

	Partners’ Capital (Deficit)
	Common Limited		General Partner Amount	Accumulated Other Comprehensive Income (Loss)
	Units	Amount			Total
Balances - March 31, 2022	38,836,950	$(39,652)	$2,113	$(440)	$(37,979)
Net income	—	6,473	133	—	6,606
Issuance of restricted units	13,800	—	—	—	—
Cash distributions	—	(194)	(4)	—	(198)
Unit-based compensation	—	45	—	—	45
Excess purchase price over carrying value of acquired assets	—	65	—	—	65
Loss reclassified from AOCI into income on commodity cash flow hedges	—	—	—	440	440
Gain recognized in AOCI on commodity cash flow hedges	—	—	—	167	167
Balances - June 30, 2022	38,850,750	$(33,263)	$2,242	$167	$(30,854)

Balances - December 31, 2021	38,802,750	$(50,741)	$1,888	$816	$(48,037)
Net income	—	17,722	362	—	18,084
Issuance of restricted units	48,000	—	—	—	—
Cash distributions	—	(388)	(8)	—	(396)
Unit-based compensation	—	79	—	—	79
Excess purchase price over carrying value of acquired assets	—	65	—	—	65
Gain reclassified from AOCI into income on commodity cash flow hedges	—	—	—	(816)	(816)
Gain recognized in AOCI on commodity cash flow hedges	—	—	—	167	167
Balances - June 30, 2022	38,850,750	$(33,263)	$2,242	$167	$(30,854)

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(4,005)	$18,084
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,448	29,286
Amortization of deferred debt issuance costs	2,435	1,568
Amortization of debt discount	1,000	—
Deferred income tax expense	1,867	2,304
Gain on sale of property, plant and equipment, net	(285)	(260)
Loss on extinguishment of debt	5,121	—
Derivative income	—	(734)
Net cash paid for commodity derivatives	—	85
Non cash unit-based compensation	90	79
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	22,619	10,714
Inventories	58,933	(55,725)
Due from affiliates	5,654	(2,149)
Other current assets	5,296	(17,741)
Trade and other accounts payable	(19,459)	37,688
Product exchange payables	278	(869)
Due to affiliates	(6,641)	7,940
Income taxes payable	(215)	368
Other accrued liabilities	1,907	(2,332)
Change in other non-current assets and liabilities	(1,269)	145
Net cash provided by operating activities	98,774	28,451

Cash flows from investing activities:
Payments for property, plant and equipment	(17,024)	(14,634)
Payments for plant turnaround costs	(661)	(1,600)
Proceeds from sale of property, plant and equipment	4,275	689
Net cash used in investing activities	(13,410)	(15,545)

Cash flows from financing activities:
Payments of long-term debt	(519,197)	(217,589)
Payments under finance lease obligations	(9)	(119)
Proceeds from long-term debt	448,489	206,500
Payment of debt issuance costs	(14,238)	(26)
Excess purchase price over carrying value of acquired assets	—	(1,285)
Cash distributions paid	(397)	(396)
Net cash used in financing activities	(85,352)	(12,915)

Net increase (decrease) in cash	12	(9)
Cash at beginning of period	45	52
Cash at end of period	$57	$43
Non-cash additions to property, plant and equipment	$1,679	$1,705

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2023
(Unaudited)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Martin Midstream Partners L.P. (the "Partnership") is a publicly traded limited partnership with a diverse set of operations focused primarily in the Gulf Coast region of the United States ("U.S."). Its four primary business lines include: terminalling, processing, and storage services for petroleum products and by-products including the refining of naphthenic crude oil; land and marine transportation services for petroleum products and by-products, chemicals, and specialty products; sulfur and sulfur-based products processing, manufacturing, marketing and distribution; and marketing, distribution, and transportation services for natural gas liquids and blending and packaging services for specialty lubricants and grease.

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

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements applicable to the Partnership during the six months ended June 30, 2023.

NOTE 3. EXIT OF BUTANE OPTIMIZATION BUSINESS

    During the second quarter of 2023, the Partnership completed its previously announced exit of its butane optimization business at the conclusion of the butane selling season. This exit did not qualify as discontinued operations in accordance with ASC 205. Going forward, with respect to butane, the Partnership will operate as a fee-based butane logistics business, primarily continuing to utilize its north Louisiana underground storage assets, which have both truck and rail capability. This logistics business will also utilize the Partnership's truck transportation assets for fee-based product movements. As a result of this new business model, the Partnership will no longer carry butane inventory, enabling the Partnership to reduce commodity risk exposure, cash flow and earnings volatility, and working capital requirements. The following revenues and costs, which are included in the financial results for all periods presented, are not expected to be incurred under the new fee-based butane logistics business model. The butane optimization business has historically been included in the Partnership's Specialty Products operating segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Products revenue	$13,650	$31,264	$70,539	$88,447
Cost of products sold	16,074	32,135	72,282	82,414
Selling, general and administrative expenses	140	71	512	1,281
	$(2,564)	$(942)	$(2,255)	$4,752

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2023
(Unaudited)

NOTE 4. REVENUE

    The following table disaggregates our revenue by major source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Terminalling and storage segment
Throughput and storage	$21,684	$20,423	$42,542	$39,820
	$21,684	$20,423	$42,542	$39,820

Transportation segment
Land transportation	$40,869	$42,980	$83,099	$78,485
Inland marine transportation	12,357	11,036	24,435	20,455
Offshore marine transportation	1,524	1,816	2,939	3,602
	$54,750	$55,832	$110,473	$102,542

Sulfur services segment
Sulfur product sales	$7,462	$13,565	$13,738	$23,635
Fertilizer product sales	29,511	40,304	55,556	86,273
Sulfur services	3,357	3,084	6,715	6,168
	$40,330	$56,953	$76,009	$116,076
Specialty products segment
Natural gas liquids product sales	$45,678	$97,318	$143,900	$217,724
Lubricant product sales	33,194	36,470	67,241	70,035
	$78,872	$133,788	$211,141	$287,759

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

Terminalling and Storage Segment

    Revenue is recognized for storage contracts based on the contracted monthly tank fixed fee.  For throughput contracts, revenue is recognized based on the volume moved through the Partnership’s terminals at the contracted rate.   For storage and throughput contracts at the Partnership's underground NGL storage facility, revenue is recognized based on the volume stored and moved through the facility at the contracted rate.  For the Partnership’s tolling agreement, revenue is recognized based on the contracted monthly reservation fee and throughput volumes moved through the facility.  Throughput and storage revenue in the table above includes non-cancelable revenue arrangements that are under the scope of ASC 842, whereby the Partnership has committed certain Terminalling and Storage assets in exchange for a minimum fee.

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
June 30, 2023
(Unaudited)

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

	2023	2024	2025	2026	2027	Thereafter	Total
Terminalling and storage
Throughput and storage	$21,206	$43,571	$44,879	$46,164	$47,549	$204,927	$408,296
Specialty Products
NGL product sales	2,915	5,798	5,782	3,358	—	—	17,853
Sulfur services
Sulfur product sales	9,398	18,796	18,796	4,391	295	—	51,676
Total	$33,519	$68,165	$69,457	$53,913	$47,844	$204,927	$477,825

NOTE 5. INVENTORIES

Components of inventories at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Natural gas liquids	$2,857	$52,462
Lubricants	22,810	28,190
Sulfur	1,049	1,541
Fertilizer	18,365	21,691
Other	5,784	5,914
	$50,865	$109,798

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2023
(Unaudited)

NOTE 6. DEBT

At June 30, 2023 and December 31, 2022, long-term debt consisted of the following:

	June 30, 2023	December 31, 2022
$175,000 Credit facility at variable interest rate (8.85%[1] weighted average at June 30, 2023), due February 2027 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries, net of unamortized debt issuance costs of $3,772 and $1,086, respectively [2,4]	$56,728	$169,914
$400,000 Senior notes, 11.5% interest, net of unamortized debt issuance costs of $9,247 and $0, respectively, including unamortized premium of $11,000 and $0, respectively, due February 2028, secured [2,3,4]	379,753	—
$53,750 Senior notes due February 2024, 10.0% interest, net of unamortized debt issuance costs of $0 and $1,288, respectively, secured [2,3]	—	52,462
$291,381 Senior notes due February 2025, 11.5% interest, net of unamortized debt issuance costs of $0 and $886, respectively, secured [2,3]	—	290,495
Total	436,481	512,871
Less: current portion	—	—
Total long-term debt, net of current portion	$436,481	$512,871

Current installments of finance lease obligations	$—	$9
Finance lease obligations	—	—
Total finance lease obligations	$—	$9

    1 Effective February 8, 2023, the interest rate fluctuates based on Adjusted Term SOFR (set on the date of each advance) or the alternate base rate plus an applicable margin. The margin is set every three months. All amounts outstanding at June 30, 2023 were at Adjusted Term SOFR plus an applicable margin. The applicable margin for revolving loans that are SOFR loans currently ranges from 2.75% to 3.75%, and the applicable margin for revolving loans that are alternate base rate loans currently ranges from 1.75% to 2.75%.  The applicable margin for SOFR borrowings at June 30, 2023 is 3.50%. The applicable margin for SOFR borrowings effective July 19, 2023 remains 3.50%. The credit facility contains various covenants that limit the Partnership’s ability to make distributions; make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management Corporation (the "Omnibus Agreement").

    2 The Partnership was in compliance with all debt covenants as of June 30, 2023 and December 31, 2022, respectively.

    3 On February 8, 2023, the Partnership completed the sale of $400,000 in aggregate principal amount of 11.500% senior secured second lien notes due 2028 (the “2028 Notes”). The Partnership used the proceeds of the 2028 Notes to repurchase, through a tender offer and then redemption, all of the Partnership’s 10.00% senior secured 1.5 lien notes due 2024 (the “2024 Notes”) and 11.50% senior secured second lien notes due 2025 (the “2025 Notes”), repay a portion of the indebtedness under the credit facility, and pay fees and expenses in connection with the foregoing. The indenture for the 2028 Notes restricts the Partnership’s ability to sell assets; pay distributions or repurchase units or redeem or repurchase subordinated debt; make investments; incur or guarantee additional indebtedness or issue preferred units; and consolidate, merge or transfer all or substantially all of its assets.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2023
(Unaudited)

    The Partnership paid cash interest in the amount of $2,632 and $2,258 for the three months ended June 30, 2023 and 2022, respectively.  Capitalized interest was $8 and $0 for the three months ended June 30, 2023 and 2022, respectively. The Partnership paid cash interest in the amount of $24,808 and $24,109 for the six months ended June 30, 2023 and 2022, respectively.  Capitalized interest was $11 and $0 for the six months ended June 30, 2023 and 2022, respectively.

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

    The components of lease expense for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$3,604	$2,540	$6,791	$4,811
Finance lease cost:
Amortization of right-of-use assets	$2	$25	$6	50
Interest on lease liabilities	—	3	—	7
Short-term lease cost	1,368	2,887	3,075	5,505
Variable lease cost	39	41	94	84
Total lease cost	$5,013	$5,496	$9,966	$10,457

Supplemental balance sheet information related to leases at June 30, 2023 and December 31, 2022 was as follows:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2023
(Unaudited)

	June 30, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets	$45,221	$34,963

Current portion of operating lease liabilities included in "Other accrued liabilities"	$11,649	$9,084
Operating lease liabilities	$33,827	26,268
Total operating lease liabilities	$45,476	$35,352

Finance Leases
Property, plant and equipment, at cost	$54	$83
Accumulated depreciation	$(33)	(44)
Property, plant and equipment, net	$21	$39

Current installments of finance lease obligations	$—	$9
Finance lease obligations	$—	$—
Total finance lease obligations	$—	$9

    The Partnership’s future minimum lease obligations as of June 30, 2023 consist of the following:

	Operating Leases	Finance Leases
Year 1	$15,438	$—
Year 2	13,072	—
Year 3	11,330	—
Year 4	8,565	—
Year 5	5,188	—
Thereafter	6,312	—
Total	$59,905	$—
Less amounts representing interest costs	(14,429)	—
Total lease liability	$45,476	$—

    The Partnership has non-cancelable revenue arrangements that are under the scope of ASC 842 whereby we have committed certain terminalling and storage assets in exchange for a minimum fee. Future minimum revenues the Partnership expects to receive under these non-cancelable arrangements as of June 30, 2023 are as follows: 2023 - $12,432; 2024 - $17,842; 2025 - $15,696; 2026 - $11,741; 2027 - $11,552; subsequent years - $29,620.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2023
(Unaudited)

NOTE 8. SUPPLEMENTAL BALANCE SHEET INFORMATION

    Components of "Other accrued liabilities" were as follows:

	June 30, 2023	December 31, 2022
Accrued interest	$18,392	$15,131
Asset retirement obligations	—	298
Property and other taxes payable	3,546	4,562
Accrued payroll	3,357	3,504
Operating lease liabilities	11,649	9,084
Other	305	495
	$37,249	$33,074

The schedule below summarizes the changes in our asset retirement obligations:

June 30, 2023

Asset retirement obligations as of December 31, 2022	$4,992
Additions to asset retirement obligations	—
Accretion expense	127
Liabilities settled	—
Ending asset retirement obligations	5,119
Current portion of asset retirement obligations[1]	—
Long-term portion of asset retirement obligations[2]	$5,119

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
June 30, 2023
(Unaudited)

NOTE 9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

(a)    Commodity Derivative Instruments

    The Partnership from time to time has used derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  The Partnership has established a hedging policy and monitors and manages the commodity market risk associated with potential commodity risk exposure.  In addition, the Partnership has focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. The Partnership enters into hedging transactions to protect a portion of its commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. At June 30, 2023 and December 31, 2022, there were no outstanding derivatives.

    For information regarding gains and losses on commodity derivative instruments, see "Tabular Presentation of Gains and Losses on Derivative Instruments" below.

(b)    Tabular Presentation of Gains and Losses on Derivative Instruments

The following table summarizes the gain (loss) recognized in AOCI at June 30, 2023 and December 31, 2022, respectively, and the gain (loss) reclassified from accumulated other comprehensive loss into earnings during the three months ended June 30, 2023 and 2022, respectively, for derivative financial instruments designated as cash flow hedges:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2023
(Unaudited)

	Amount of Gain (Loss) Recognized in AOCI		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	2023	2022		2023	2022
Commodity contracts	$—	$167	Cost of products sold	$—	$(440)
Total	$—	$167		$—	$(440)

The following table summarizes the gain (loss) recognized in AOCI at June 30, 2023 and December 31, 2022, respectively, and the gain (loss) reclassified from accumulated other comprehensive loss into earnings during the six months ended June 30, 2023 and 2022, respectively, for derivative financial instruments designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in AOCI		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	2023	2022		2023	2022
Commodity contracts	$—	$167	Cost of products sold	$—	$816
Total	$—	$167		$—	$816

NOTE 10. PARTNERS' CAPITAL (DEFICIT)

As of June 30, 2023, Partners’ capital (deficit) consisted of 38,914,806 common limited partner units, representing a 98% partnership interest, and a 2% general partner interest. Martin Resource Management Corporation, through subsidiaries, owned 6,114,532 of the Partnership's common limited partner units representing approximately 15.7% of the Partnership's outstanding common limited partner units. Martin Midstream GP LLC ("MMGP"), the Partnership's general partner, owns the 2% general partnership interest.

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
June 30, 2023
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net income (loss)	$1,081	$6,606	$(4,005)	$18,084
Less general partner’s interest in net income (loss):
Distributions payable on behalf of general partner interest	4	4	8	8
General partner interest in undistributed income (loss)	18	128	(88)	354
Less income (loss) allocable to unvested restricted units	4	21	(12)	51
Limited partners’ interest in net income (loss)	$1,055	$6,453	$(3,913)	$17,671

    The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic weighted average limited partner units outstanding	38,772,266	38,729,118	38,771,037	38,725,701
Dilutive effect of restricted units issued	5,334	21,035	—	27,496
Total weighted average limited partner diluted units outstanding	38,777,600	38,750,153	38,771,037	38,753,197

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2023
(Unaudited)

    All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the periods presented. All common unit equivalents were antidilutive for the six months ended June 30, 2023 because the limited partners were allocated a net loss in this period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restricted unit Awards
Employees	$—	$—	$—	$—
Non-employee directors	38	45	90	79
Phantom unit Awards
Employees	(1,574)	1,077	(1,175)	1,981
Non-employee directors	—	—	—	—
Total unit-based compensation expense	$(1,536)	$1,122	$(1,085)	$2,060

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
June 30, 2023
(Unaudited)

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

Phantom unit awards are recorded in operating expense and selling, general and administrative expense based on the fair value of the vested portion of the awards on the balance sheet date. The fair value of these awards is updated at each balance sheet date and changes in the fair value of the vested portions of the awards are recorded as increases or decreases to compensation expense within operating expense and selling, general and administrative expense in the Consolidated and Condensed Statements of Operations. All of the Partnership's outstanding phantom unit awards at June 30, 2023 met the criteria to be treated under liability classification in accordance with ASC 718, given that these awards will settle in cash on the vesting date.

Compensation expense for the phantom awards is based on the fair value of the units as of the balance sheet date as further discussed below, and such costs are recognized ratably over the service period of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future periods for these awards will vary. The estimated future cash payments of these awards are presented as liabilities within "Other current liabilities" and "Other long-term obligations" in the Consolidated and Condensed Balance Sheets. As of June 30, 2023, there was a total of $1,988 of unrecognized compensation costs related to non-vested phantom unit awards. These costs are expected to be recognized over a remaining life of 1.57 years.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2023
(Unaudited)

The restricted units issued to directors generally vest in equal annual installments over a four-year period. Restricted units issued to employees generally vest in equal annual installments over three years of service. All of the Partnership's outstanding restricted unit awards at June 30, 2023 met the criteria to be treated under equity classification.

In February 2023, the Partnership issued 21,352 TBRUs to each of the Partnership's three independent directors under the 2017 LTIP.  These restricted common units vest in equal installments of 5,338 units on January 24, 2024, 2025, 2026, and 2027.

    The restricted units are valued at their fair value at the date of grant, which is equal to the market value of common units on such date. A summary of the restricted unit activity for the six months ended June 30, 2023 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	124,362	$3.36
Granted (TBRU)	64,056	$2.81
Vested	(45,878)	$3.74
Forfeited	—	$—
Non-Vested, end of period	142,540	$2.99

Aggregate intrinsic value, end of period	$306
    A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three and six months ended June 30, 2023 and 2022 is provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Aggregate intrinsic value of units vested	$—	$—	$89	$92
Fair value of units vested	—	—	178	188

    As of June 30, 2023, there was $358 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.69 years.

NOTE 12. RELATED PARTY TRANSACTIONS

As of June 30, 2023, Martin Resource Management Corporation owns 6,114,532 of the Partnership’s common units representing approximately 15.7% of the Partnership’s outstanding limited partner units.  Martin Resource Management Corporation controls the Partnership's general partner by virtue of its 100% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management Corporation’s ownership as of June 30, 2023 of approximately 15.7% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management Corporation the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

    The following is a description of the Partnership’s material related party agreements and transactions:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2023
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
June 30, 2023
(Unaudited)

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

    Effective January 1, 2023, through December 31, 2023, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $13,982. The Partnership reimbursed Martin Resource Management Corporation for $3,496 and $3,373 of indirect expenses for the three months ended June 30, 2023 and 2022, respectively.  The Partnership reimbursed Martin Resource Management Corporation for $6,991 and $6,746 of indirect expenses for the six months ended June 30, 2023 and 2022, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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
June 30, 2023
(Unaudited)

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
June 30, 2023
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

East Texas Mack Leases. MTI leases equipment, including tractors and trailers, from East Texas Mack Sales ("East Texas Mack"). Certain of our directors or officers are owners of East Texas Mack, including entities affiliated with Ruben Martin, who owns approximately 46% of the issued and outstanding stock of East Texas Mack. Amounts paid to East Texas Mack for tractor and trailer lease payments and lease residuals for the three months ended June 30, 2023 and 2022 were $785 and $453, respectively. Amounts paid to East Texas Mack for tractor and trailer lease payments and lease residuals for the six months ended June 30, 2023 and 2022 were $1,409 and $763, respectively.

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

Storage and Services Agreement. The Partnership is a party to a storage and services agreement with Martin Butane, a division of Martin Product Sales LLC (a subsidiary of Martin Resource Management Corporation), dated May 1, 2023 under which the Partnership provides storage and other services for NGLs at the Partnership's Arcadia, Louisiana underground storage facility. The agreement expires on April 30, 2024, but will continue on a year to year basis until terminated by either party by giving at least 90 days’ written notice prior to the end of any term.

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

    The impact of related party revenues from sales of products and services is reflected in the consolidated and condensed financial statements as follows:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2023
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Terminalling and storage	$18,077	$17,416	$35,579	$33,620
Transportation	7,277	7,463	12,788	13,751
Product sales:
Specialty products	7,417	56	8,289	354
Sulfur services	80	40	133	69
	7,497	96	8,422	423
	$32,851	$24,975	$56,789	$47,794

    The impact of related party cost of products sold is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of products sold:
Specialty products	$5,829	$10,205	$15,339	$19,851
Sulfur services	2,644	2,592	5,352	5,268
Terminalling and storage	25	4	31	9
	$8,498	$12,801	$20,722	$25,128

    The impact of related party operating expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Transportation	$17,951	$16,471	$36,015	$31,734
Sulfur services	1,590	1,789	2,590	3,034
Terminalling and storage	5,517	5,187	10,280	10,058
	$25,058	$23,447	$48,885	$44,826

    The impact of related party selling, general and administrative expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Selling, general and administrative:
Transportation	$1,939	$1,838	$4,202	$3,803
Specialty products	570	962	1,881	3,098
Sulfur services	439	999	1,520	1,995
Terminalling and storage	(8)	201	228	462
Indirect, including overhead allocation	3,616	3,498	7,241	6,948
	$6,556	$7,498	$15,072	$16,306

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2023
(Unaudited)

NOTE 13. BUSINESS SEGMENTS

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

Three Months Ended June 30, 2023	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$23,906	$(2,222)	$21,684	$5,195	$2,236	$3,324
Transportation	58,395	(3,645)	54,750	3,760	5,345	2,471
Sulfur services	40,330	—	40,330	2,756	8,493	3,660
Specialty products	78,898	(26)	78,872	836	5,149	340
Indirect selling, general and administrative	—	—	—	—	(3,894)	—
Total	$201,529	$(5,893)	$195,636	$12,547	$17,329	$9,795

Three Months Ended June 30, 2022	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$23,622	$(3,199)	$20,423	$7,172	$(3,276)	$2,613
Transportation	60,902	(5,070)	55,832	3,590	6,154	933
Sulfur services	56,953	—	56,953	2,882	12,000	1,131
Specialty products	133,818	(30)	133,788	1,156	11,002	98
Indirect selling, general and administrative	—	—	—	—	(4,390)	—
Total	$275,295	$(8,299)	$266,996	$14,800	$21,490	$4,775

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2023
(Unaudited)

Six Months Ended June 30, 2023	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$47,825	$(5,283)	$42,542	$10,794	$2,300	$7,109
Transportation	120,334	(9,861)	110,473	7,522	8,524	3,999
Sulfur services	76,009	—	76,009	5,433	15,897	5,708
Specialty products	211,175	(34)	211,141	1,699	16,205	599
Indirect selling, general and administrative	—	—	—	—	(8,092)	—
Total	$455,343	$(15,178)	$440,165	$25,448	$34,834	$17,415

Six Months Ended June 30, 2022	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$45,993	$(6,173)	$39,820	$14,172	$(6,333)	$6,365
Transportation	112,799	(10,257)	102,542	7,163	7,943	4,514
Sulfur services	116,076	—	116,076	5,591	26,837	3,094
Specialty products	287,827	(68)	287,759	2,360	27,004	737
Indirect selling, general and administrative	—	—	—	—	(8,512)	—
Total	$562,695	$(16,498)	$546,197	$29,286	$46,939	$14,710

    The Partnership's assets by reportable segment as of June 30, 2023 and December 31, 2022, are as follows:

	June 30, 2023	December 31, 2022
Total assets:
Terminalling and storage	$169,668	$184,537
Transportation	153,226	153,451
Sulfur services	103,196	110,688
Specialty products	76,727	150,175
Total assets	$502,817	$598,851

NOTE 14. COMMITMENTS AND CONTINGENCIES

Contingencies

From time to time, the Partnership is subject to various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership.

    On December 31, 2015, the Partnership received a demand from a customer in its lubricants packaging business for defense and indemnity in connection with various lawsuits filed against it, which generally alleged that the customer engaged in unlawful and deceptive business practices in connection with its marketing and advertising of its private label motor oil (the “Marketing Lawsuits”). The Partnership disputed and continues to dispute that it has any obligation to defend or indemnify the customer for the customer’s conduct. Accordingly, on January 7, 2016, the Partnership filed a Complaint for Declaratory Judgment in the Chancery Court of Davidson County, Tennessee (the “Tennessee Court”), under Case No. 16-0018-BC, requesting a judicial determination that the Partnership did not owe the customer the demanded defense and indemnity

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2023
(Unaudited)

obligations (the “Litigation”). The Marketing Lawsuits pending in federal court against the customer were transferred to the U.S. District Court for the Western District of Missouri under the consolidated case MDL No. 2709 for pretrial proceedings (the “Consolidated Lawsuits”). On March 1, 2017, at the joint request of the customer and the Partnership, the Tennessee Court administratively closed the Litigation. Recently, the customer settled the Consolidated Lawsuits. On December 17, 2021, at the request of the customer, the Tennessee Court reopened the Litigation and the customer asserted various counterclaims against the Partnership seeking, among other things, to recover its costs of defending and settling the Consolidated Lawsuits. At this time, we are unable to determine what ultimate exposure we may have in this matter, if any. The Partnership intends to vigorously defend the counterclaims asserted by the customer in the Litigation. The trial for the Litigation is expected to be held in the first quarter of 2025.

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

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
2024 Notes	$—	$—	$52,462	$54,081
2025 Notes	$—	$—	$290,495	$290,689
2028 Notes	$379,753	$387,392	$—	$—
Total	$379,753	$387,392	$342,957	$344,770

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2023
(Unaudited)

NOTE 17. INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Provision for income taxes	$996	$2,037	$2,831	$3,578

The operations of a partnership are generally not subject to income taxes, except for Texas margin tax, because its income is taxed directly to its partners. Current state income taxes attributable to the Texas margin tax relating to the operation of the Partnership of $80 and $80 were recorded in income tax expense for the three months ended June 30, 2023 and 2022, respectively. Current state income taxes attributable to the Texas margin tax relating to the operation of the Partnership of $200 and $256 were recorded in income tax expense for the six months ended June 30, 2023 and 2022, respectively. Deferred taxes applicable to the Texas margin tax relating to the operation of the Partnership are immaterial.

MTI, a wholly owned subsidiary of the Partnership, is subject to income taxes due to its corporate structure (the "Taxable Subsidiary"). Total income tax expense of $916 and $1,957, related to the operation of the Taxable Subsidiary, for the three months ended June 30, 2023 and 2022, resulted in an effective income tax rate ("ETR") of 26.60% and 21.58%, respectively. Total income tax expense of $2,631 and $3,322, related to the operation of the Taxable Subsidiary, for the six months ended June 30, 2023 and 2022, resulted in an ETR of 25.16% and 21.77%, respectively.

The increase in the ETR for the income taxes during the three and six months ended June 30, 2023 was primarily due to an increase in state income taxes as a result of full utilization of net operating losses in some states, compared to the same period in 2022. The decrease in the provision for income taxes for both the three and six months ended June 30, 2023, compared to the same period in 2022, was primarily due to a decrease in income before income taxes in the current period.

    A current federal income tax expense of $162 and $404, related to the operation of the Taxable Subsidiary, was recorded for the three months ended June 30, 2023 and 2022, respectively. A current federal income tax expense of $487 and $723, related to the operation of the Taxable Subsidiary, was recorded for the six months ended June 30, 2023 and 2022, respectively. A current state income tax expense of $64 and $170, related to the operation of the Taxable Subsidiary, was recorded for the three months ended June 30, 2023 and 2022, respectively. A current state income tax expense of $277 and $295, related to the operation of the Taxable Subsidiary, was recorded for the six months ended June 30, 2023 and 2022, respectively.

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

    A deferred tax expense related to the MTI temporary differences of $690 and $1,383 was recorded for the three months ended June 30, 2023 and 2022, respectively. A deferred tax expense related to the MTI temporary differences of $1,867 and $2,304 was recorded for the six months ended June 30, 2023 and 2022, respectively. A net deferred tax asset of $12,519 and $14,386, related to the cumulative book and tax temporary differences, existed at June 30, 2023 and December 31, 2022, respectively.

    All income tax positions taken for all open years are more likely than not to be sustained based upon their technical merit under applicable tax laws.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2023
(Unaudited)

NOTE 18. SUBSEQUENT EVENTS

Quarterly Distribution. On July 19, 2023, the Partnership declared a quarterly cash distribution of $0.005 per common unit for the second quarter of 2023, or $0.020 per common unit on an annualized basis, which will be paid on August 14, 2023 to unitholders of record as of August 7, 2023.

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

•Sulfur and sulfur-based products processing, manufacturing, marketing, and distribution; and

•Marketing, distribution, and transportation services for natural gas liquids and blending and packaging services for specialty lubricants and grease.

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

    We were formed in 2002 by Martin Resource Management Corporation, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management Corporation has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management Corporation is an important supplier and customer of ours. As of June 30, 2023, Martin Resource Management Corporation owned 15.7% of our total outstanding common limited partner units. Furthermore, on December 28, 2021, Martin Resource Management Corporation indirectly acquired, through its wholly owned subsidiary, Martin Resource LLC, the remaining 49% voting interest (50% economic interest) in MMGP Holdings, LLC ("Holdings"), which is the sole member of Martin Midstream GP LLC ("MMGP"), our general partner. Such interests were previously held by certain affiliated investment funds managed by Alinda Capital Partners, which sold the interests to Senterfitt Holdings Inc. (“Senterfitt”) on November 23, 2021. At such time, Senterfitt granted Martin Resource LLC the right to purchase such interests for a period of ten years, which right was exercised on December 28, 2021. As a result, Martin Resource Management Corporation indirectly owns 100% of MMGP. Martin Resource Management Corporation directs our business operations through its ownership of our general partner. MMGP owns a 2.0% general partner interest in us, and, until November 23, 2021, MMGP owned all of our incentive distribution rights. On November 23, 2021, MMGP contributed to us all of our incentive distribution rights for no consideration, whereupon the incentive distribution rights were cancelled and cease to exist.

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

Significant Recent Developments

Exit from Butane Optimization Business. In the second quarter of 2023, we completed the previously announced exit of our butane optimization business at the conclusion of the butane selling season. Going forward, with respect to butane, we will operate as a fee-based butane logistics business, primarily utilizing our north Louisiana underground storage assets, which have both truck and rail capability. This logistics business will also utilize our truck transportation assets for fee-based product movements. As a result of this new business model, we will no longer carry butane inventory going forward, enabling us to reduce commodity risk exposure, cash flow and earnings volatility, and working capital requirements.

The following revenues and costs, which are included in the historical financial results for the twelve months ended June 30, 2023, will not be incurred under the new fee-based butane logistics business model.

	Three Months Ended September 30,	Three Months Ended December 31,	Three Months Ended March 31,	Three Months Ended June 30,	Twelve Months Ended June 30,
	2022		2023
Products revenue	$28,398	$55,912	$56,890	$13,650	$154,850
Cost of products sold	47,926	60,338	56,208	16,074	180,546
Selling, general and administrative expenses	504	309	372	140	1,325
	$(20,032)	$(4,735)	$310	$(2,564)	$(27,021)

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

Subsequent Events

Quarterly Distribution. On July 19, 2023, we declared a quarterly cash distribution of $0.005 per common unit for the second quarter of 2023, or $0.020 per common unit on an annualized basis, which will be paid on August 14, 2023 to unitholders of record as of August 7, 2023.

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

Related Party Agreements

The Omnibus Agreement requires us to reimburse Martin Resource Management Corporation for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management Corporation for $36.5 million of direct costs and expenses for the three months ended June 30, 2023 compared to $40.2 million for the three months ended June 30, 2022. We reimbursed Martin Resource Management Corporation for $77.4 million of direct costs and expenses for the six months ended June 30, 2023 compared to $79.3 million for the six months ended June 30, 2022. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management Corporation for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.  In each of the three months ended June 30, 2023 and 2022, the Conflicts Committee approved reimbursement amounts of $3.5 million and $3.4 million, respectively. In each of the six months ended June 30, 2023 and 2022, the Conflicts Committee approved reimbursement amounts of $7.0 million and $6.7 million, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management Corporation provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management Corporation’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management Corporation also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

Commercial

We have been and anticipate that we will continue to be both a significant customer and supplier of products and services offered by Martin Resource Management Corporation. In the aggregate, the impact of related party transactions included in total costs and expenses accounted for approximately 22% and 18% of our total costs and expenses during the three months ended June 30, 2023 and 2022, respectively. In the aggregate, the impact of related party transactions included in total costs and expenses accounted for approximately 21% and 17% of our total costs and expenses during the six months ended June 30, 2023 and 2022, respectively.

Correspondingly, Martin Resource Management Corporation is one of our significant customers. Our sales to Martin Resource Management Corporation accounted for approximately 17% and 9% of our total revenues for the three months ended June 30, 2023 and 2022, respectively. Our sales to Martin Resource Management Corporation accounted for approximately 13% and 9% of our total revenues for the six months ended June 30, 2023 and 2022, respectively.

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

The following tables reconcile the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the three and six months ended June 30, 2023 and 2022, which represents EBITDA, adjusted EBITDA, adjusted EBITDA after giving effect to the exit of the butane optimization business, distributable cash flow, and adjusted free cash flow:

Reconciliation of Net Income (Loss) to EBITDA, Adjusted EBITDA, and Adjusted EBITDA After Giving Effect to the Exit of the Butane Optimization Business

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net income (loss)	$1,081	$6,606	$(4,005)	$18,084
Adjustments:
Interest expense	15,263	12,846	30,920	25,275
Income tax expense	996	2,037	2,831	3,578
Depreciation and amortization	12,547	14,800	25,448	29,286
EBITDA	29,887	36,289	55,194	76,223
Adjustments:
Gain on disposition of property, plant and equipment	(673)	(246)	(285)	(260)
Loss on extinguishment of debt	—	—	5,121	—
Lower of cost or net realizable value and other non-cash adjustments	(3,717)	2,242	(12,850)	2,242
Unit-based compensation	38	45	90	79
Adjusted EBITDA	$25,535	$38,330	$47,270	$78,284
Adjustments:
Less: net (income) loss associated with butane optimization business	2,564	942	2,255	(4,752)
Plus: lower of cost or net realizable value and other non-cash adjustments	3,717	$(369)	12,850	(369)
Adjusted EBITDA after giving effect to the exit of the butane optimization business	$31,816	$38,903	$62,375	$73,163

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA, Adjusted EBITDA After Giving Effect to the Exit of the Butane Optimization Business, Distributable Cash Flow, and Adjusted Free Cash Flow

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net cash provided by (used in) operating activities	$49,510	$(2,494)	$98,774	$28,451
Interest expense [1]	13,903	12,061	27,485	23,707
Current income tax expense	306	654	964	1,274
Lower of cost or net realizable value and other non-cash adjustments	(3,717)	2,242	(12,850)	2,242
Commodity cash flow hedging gains reclassified to earnings	—	(82)	—	734
Net cash paid for closed commodity derivative positions included in AOCI	—	(700)	—	(85)
Changes in operating assets and liabilities which (provided) used cash:
Accounts and other receivables, inventories, and other current assets	(43,135)	68,797	(91,517)	64,901
Trade, accounts and other payables, and other current liabilities	7,171	(41,182)	23,145	(42,795)
Other	1,497	(966)	1,269	(145)
Adjusted EBITDA	25,535	38,330	47,270	78,284
Adjustments:
Less: net (income) loss associated with butane optimization business	2,564	942	2,255	(4,752)
Plus: lower of cost or net realizable value and other non-cash adjustments	3,717	(369)	12,850	(369)
Adjusted EBITDA after giving effect to the exit of the butane optimization business	31,816	38,903	62,375	73,163
Adjustments:
Interest expense	(15,263)	(12,846)	(30,920)	(25,275)
Income tax expense	(996)	(2,037)	(2,831)	(3,578)
Deferred income taxes	690	1,383	1,867	2,304
Amortization of debt discount	600	—	1,000	—
Amortization of deferred debt issuance costs	760	785	2,435	1,568
Payments for plant turnaround costs	(432)	(165)	(661)	(1,600)
Maintenance capital expenditures	(7,438)	(3,155)	(14,072)	(8,554)
Distributable cash flow	9,737	22,868	19,193	38,028
Principal payments under finance lease obligations	(3)	(60)	(9)	(119)
Expansion capital expenditures	(1,925)	(1,455)	(2,682)	(4,556)
Adjusted free cash flow	$7,809	$21,353	$16,502	$33,353

1 Net of amortization of debt issuance costs and discount, which are included in interest expense but not included in net cash provided by (used in) operating activities.

Results of Operations

    The results of operations for the three and six months ended June 30, 2023 and 2022 have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the three and six months ended June 30, 2023 and 2022.  The results of operations for these interim periods are not necessarily indicative of the results of operations which might be expected for the entire year.

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

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended June 30, 2023	(in thousands)
Terminalling and storage	$23,906	$(2,222)	$21,684	$4,446	$(2,210)	$2,236
Transportation	58,395	(3,645)	54,750	9,016	(3,671)	5,345
Sulfur services	40,330	—	40,330	5,286	3,207	8,493
Specialty products	78,898	(26)	78,872	2,475	2,674	5,149
Indirect selling, general and administrative	—	—	—	(3,894)	—	(3,894)
Total	$201,529	$(5,893)	$195,636	$17,329	$—	$17,329

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended June 30, 2022	(in thousands)
Terminalling and storage	$23,622	$(3,199)	$20,423	$(99)	$(3,177)	$(3,276)
Transportation	60,902	(5,070)	55,832	11,249	(5,095)	6,154
Sulfur services	56,953	—	56,953	9,134	2,866	12,000
Specialty products	133,818	(30)	133,788	5,596	5,406	11,002
Indirect selling, general and administrative	—	—	—	(4,390)	—	(4,390)
Total	$275,295	$(8,299)	$266,996	$21,490	$—	$21,490

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Six Months Ended June 30, 2023	(in thousands)
Terminalling and storage	$47,825	$(5,283)	$42,542	$7,554	$(5,254)	$2,300
Transportation	120,334	(9,861)	110,473	18,458	(9,934)	8,524
Sulfur services	76,009	—	76,009	9,839	6,058	15,897
Specialty products	211,175	(34)	211,141	7,075	9,130	16,205
Indirect selling, general and administrative	—	—	—	(8,092)	—	(8,092)
Total	$455,343	$(15,178)	$440,165	$34,834	$—	$34,834

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Six Months Ended June 30, 2022	(in thousands)
Terminalling and storage	$45,993	$(6,173)	$39,820	$(211)	$(6,122)	$(6,333)
Transportation	112,799	(10,257)	102,542	18,231	(10,288)	7,943
Sulfur services	116,076	—	116,076	21,786	5,051	26,837
Specialty products	287,827	(68)	287,759	15,645	11,359	27,004
Indirect selling, general and administrative	—	—	—	(8,512)	—	(8,512)
Total	$562,695	$(16,498)	$546,197	$46,939	$—	$46,939

Terminalling and Storage Segment

Comparative Results of Operations for the Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,		Variance	Percent Change
	2023	2022
	(In thousands, except BBL per day)

Revenues	$23,906	$23,622	$284	1%
Cost of products sold	25	4	21	525%
Operating expenses	13,932	16,014	(2,082)	(13)%
Selling, general and administrative expenses	333	539	(206)	(38)%
Depreciation and amortization	5,195	7,172	(1,977)	(28)%
	4,421	(107)	4,528	4,232%
Other operating income, net	25	8	17	213%
Operating income (loss)	$4,446	$(99)	$4,545	4,591%

Shore-based throughput volumes (gallons)	42,434	14,100	28,334	201%
Smackover refinery throughput volumes (guaranteed minimum BBL per day)	6,500	6,500	—	—%

Revenues. Revenues increased $0.3 million, of which $0.9 million was primarily a result of increased fuel throughput at our shore-based terminals. In addition, revenue at our specialty terminals increased $0.4 million primarily as a result of higher throughput revenue as a result of contractually prescribed, index-based fee adjustments. Revenue at our Smackover refinery decreased $1.1 million as a result of decreased pipeline revenue of $1.5 million and natural gas surcharge revenue of $0.2 million, offset by increases in throughput revenue of $0.3 million and reservation fees of $0.3 million.

Operating expenses. Operating expenses decreased primarily as a result of lease expense of $1.5 million and natural gas utilities of $0.6 million at our Smackover refinery.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased primarily due to employee-related expenses.

Depreciation and amortization. The decrease in depreciation and amortization is primarily the result of asset disposals, offset by capital expenditures.

Other operating income, net. Other operating income, net represents gains and losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,		Variance	Percent Change
	2023	2022
	(In thousands, except BBL per day)

Revenues	$47,825	$45,993	$1,832	4%
Cost of products sold	31	9	22	244%
Operating expenses	28,240	30,954	(2,714)	(9)%
Selling, general and administrative expenses	882	1,034	(152)	(15)%
Depreciation and amortization	10,794	14,172	(3,378)	(24)%
	7,878	(176)	8,054	4,576%
Other operating loss, net	(324)	(35)	(289)	(826)%
Operating income (loss)	$7,554	$(211)	$7,765	3,680%

Shore-based throughput volumes (gallons)	85,783	27,543	58,240	211%
Smackover refinery throughput volumes (guaranteed minimum) (BBL per day)	6,500	6,500	—	—%

Revenues. Revenues increased $1.8 million, of which $1.8 million was primarily a result of increased fuel throughput, offset by a $0.4 million decrease in space rent at our shore-based terminals. In addition, revenue at our specialty terminals increased $0.8 million primarily as a result of higher throughput revenue resulting from contractually prescribed, index-based fee adjustments. Revenue at our Smackover refinery decreased $0.6 million as a result of decreased pipeline revenue of $2.8 million, offset by increases in natural gas surcharge revenue of $1.0 million, throughput revenue of $0.6 million, and reservation fees of $0.6 million.

Operating expenses. Operating expenses decreased primarily as a result of lease expense at our Smackover refinery.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased primarily due to employee-related expenses.

Depreciation and amortization. The decrease in depreciation and amortization is primarily the result of asset disposals, offset by capital expenditures.

Other operating loss, net. Other operating loss, net represents gains and losses from the disposition of property, plant and equipment.

Transportation Segment

Comparative Results of Operations for the Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,		Variance	Percent Change
	2023	2022
	(In thousands)
Revenues	$58,395	$60,902	$(2,507)	(4)%
Operating expenses	44,285	44,528	(243)	(1)%
Selling, general and administrative expenses	1,981	1,789	192	11%
Depreciation and amortization	3,760	3,590	170	5%
	8,369	10,995	(2,626)	(24)%
Other operating income, net	647	254	393	155%
Operating income	$9,016	$11,249	$(2,233)	(20)%

Marine Transportation Revenues. Inland revenues increased $2.0 million, primarily related to higher transportation rates. Revenue was also impacted by a decrease in pass-through revenue (primarily fuel) of $1.0 million.

Land Transportation Revenues. Revenue increased $1.0 million, primarily due to a 30% increase in load count, offset by a decrease in ancillary revenue of $4.5 million.

Operating expenses. The decrease in operating expenses is primarily a result of pass-through expenses (primarily fuel) of $3.3 million. Offsetting this decrease is higher lease expense of $1.1 million, employee-related expenses of $1.0 million, repairs and maintenance of $0.8 million, and insurance premiums of $0.5 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased primarily due to employee-related expenses.

Depreciation and amortization. Depreciation and amortization increased as a result of capital expenditures, offset by disposals.

Other operating income, net. Other operating income, net represents gains from the disposition of property, plant and equipment.

Comparative Results of Operations for the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,		Variance	Percent Change
	2023	2022
	(In thousands)
Revenues	$120,334	$112,799	$7,535	7%
Operating expenses	90,475	83,730	6,745	8%
Selling, general and administrative expenses	4,530	3,958	572	14%
Depreciation and amortization	7,522	7,163	359	5%
	$17,807	$17,948	$(141)	(1)%
Other operating income, net	651	283	368	130%
Operating income	$18,458	$18,231	$227	1%

Marine Transportation Revenues. Inland revenues increased $4.8 million, primarily related to higher utilization and transportation rates. Revenue was also impacted by a decrease in pass-through revenue (primarily fuel) of $1.4 million.

Land Transportation Revenues. Revenue increased $7.3 million primarily due to a 32% increase in load count combined with a 5% increase in total miles, offset by a decrease in ancillary revenue of $3.1 million.

Operating expenses. The increase in operating expenses is primarily a result of employee-related expenses of $5.5 million, repairs and maintenance of $2.2 million, lease expense of $2.0 million and insurance premiums of $0.7 million, offset by pass-through expenses (primarily fuel) of $3.5 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased primarily due to higher employee-related expenses.

Depreciation and amortization. Depreciation and amortization increased as a result of capital expenditures, offset by disposals.

Other operating income, net. Other operating income, net represents gains and losses from the disposition of property, plant and equipment.

Sulfur Services Segment

Comparative Results of Operations for the Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,		Variance	Percent Change
	2023	2022
	(In thousands)
Revenues:
Services	$3,357	$3,084	$273	9%
Products	36,973	53,869	(16,896)	(31)%
Total revenues	40,330	56,953	(16,623)	(29)%

Cost of products sold	28,141	39,181	(11,040)	(28)%
Operating expenses	3,186	4,227	(1,041)	(25)%
Selling, general and administrative expenses	962	1,537	(575)	(37)%
Depreciation and amortization	2,756	2,882	(126)	(4)%
	5,285	9,126	(3,841)	(42)%
Other operating income, net	1	8	(7)	(88)%
Operating income	$5,286	$9,134	$(3,848)	(42)%

Sulfur (long tons)	123	118	5	4%
Fertilizer (long tons)	73	62	11	18%
Total sulfur services volumes (long tons)	196	180	16	9%

Services revenues.  Services revenues increased slightly as a result of a contractually prescribed, index-based fee adjustment.

Products revenues.  Products revenues decreased $19.9 million as a result of a 37% drop in average sulfur services sales prices, offset by an increase of $3.0 million due to a 9% increase in sales volumes, primarily related to an 18% increase in fertilizer volumes.

Cost of products sold.  A 34% decrease in product cost impacted cost of products sold by $13.3 million, resulting from a drop in commodity prices. A 9% increase in sales volumes resulted in an offsetting increase in cost of products sold of $2.3 million.  Margin per ton decreased $36.54, or 45%.

Operating expenses.  Operating expenses decreased due to decreases in outside towing of $0.4 million and marine fuel and lube expense of $0.4 million. There were no other individually significant fluctuations between periods.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased primarily due to lower employee-related expenses.

Depreciation and amortization.  Depreciation and amortization decreased largely due to the sale of the Stockton assets in the fourth quarter of 2022.

Other operating income, net.  Other operating income, net represents gains and losses on the disposition of property, plant and equipment.

Comparative Results of Operations for the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,		Variance	Percent Change
	2023	2022
	(In thousands)
Revenues:
Services	$6,715	$6,168	$547	9%
Products	69,294	109,908	(40,614)	(37)%
Total revenues	76,009	116,076	(40,067)	(35)%

Cost of products sold	52,090	78,439	(26,349)	(34)%
Operating expenses	6,085	7,255	(1,170)	(16)%
Selling, general and administrative expenses	2,579	3,041	(462)	(15)%
Depreciation and amortization	5,433	5,591	(158)	(3)%
	9,822	21,750	(11,928)	(55)%
Other operating income, net	17	36	(19)	(53)%
Operating income	$9,839	$21,786	$(11,947)	(55)%

Sulfur (long tons)	197	232	(35)	(15)%
Fertilizer (long tons)	134	146	(12)	(8)%
Total sulfur services volumes (long tons)	331	378	(47)	(12)%

Services revenues.  Services revenues increased as a result of a contractually prescribed, index-based fee adjustment.

Products revenues.  Products revenues decreased $30.8 million as a result of a 28% drop in average sulfur services sales prices. Products revenues decreased $9.8 million due to a 12% decrease in sales volumes, primarily related to a 15% decrease in sulfur volumes.

Cost of products sold.  A 24% decrease in product cost impacted cost of products sold by $18.9 million, resulting from a drop in commodity prices. A 12% decrease in sales volumes resulted in an additional decrease in cost of products sold of $7.4 million.  Margin per ton decreased $31.28, or 38%.

Operating expenses.  Operating expenses decreased due to decreases in outside towing of $0.6 million and marine fuel and lube expense of $0.6 million. There were no other individually significant fluctuations between periods.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased primarily due to lower employee-related expenses.

Depreciation and amortization.  Depreciation and amortization decreased largely due to the sale of the Stockton assets in the fourth quarter of 2022.

Other operating income, net.  Other operating income, net represents gains and losses on the disposition of property, plant and equipment.

Specialty Products Segment

Comparative Results of Operations for the Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,		Variance	Percent Change
	2023	2022
	(In thousands)
Products revenues	$78,898	$133,818	$(54,920)	(41)%
Cost of products sold	74,270	125,296	(51,026)	(41)%
Operating expenses	18	34	(16)	(47)%
Selling, general and administrative expenses	1,299	1,712	(413)	(24)%
Depreciation and amortization	836	1,156	(320)	(28)%
	2,475	5,620	(3,145)	(56)%
Other operating loss, net	—	(24)	24	100%
Operating income	$2,475	$5,596	$(3,121)	(56)%

NGL sales volumes (Bbls)	827	1,153	(326)	(28)%
Other specialty products volumes (Bbls)	90	103	(13)	(13)%
Total specialty products volumes (Bbls)	917	1,256	(339)	(27)%

    Products Revenues. Our average sales price per barrel decreased $20.50, or 19%, decreasing revenues by $25.8 million. The decrease in average sales price per barrel was due to a drop in commodity prices. Sales volumes decreased 27%, lowering revenues by $29.2 million.

Cost of products sold.  Our average cost per barrel decreased $18.77, or 1%, decreasing cost of products sold by $23.6 million.  The decrease in average cost per barrel was due to a drop in commodity prices.  The decrease in sales volume of 27% resulted in a $27.4 million reduction to cost of products sold. Our margins declined $1.74 per barrel, or 26%, during the period.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased primarily due to lower employee-related expenses.

    Depreciation and amortization. Depreciation and amortization decreased due to certain assets becoming fully depreciated during the fourth quarter 2022.

Other operating loss, net.  Other operating loss, net represents gains and losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,		Variance	Percent Change
	2023	2022
	(In thousands)
Products revenues	$211,175	$287,827	$(76,652)	(27)%
Cost of products sold	198,721	265,076	(66,355)	(25)%
Operating expenses	32	72	(40)	(56)%
Selling, general and administrative expenses	3,589	4,650	(1,061)	(23)%
Depreciation and amortization	1,699	2,360	(661)	(28)%
	7,134	15,669	(8,535)	(54)%
Other operating loss, net	(59)	(24)	(35)	(146)%
Operating income	$7,075	$15,645	$(8,570)	(55)%

NGL sales volumes (Bbls)	2,518	2,750	(232)	(8)%
Other specialty products volumes (Bbls)	174	201	(27)	(13)%
Total specialty products volumes (Bbls)	2,692	2,951	(259)	(9)%

    Products Revenues.  Products revenues decreased $56.3 million as a result of an 20% drop in average specialty products sales prices. Products revenues decreased $20.3 million due to a 9% reduction in sales volumes, primarily related to a 13% decrease in other specialty products volumes.

Cost of products sold.  An 18% decrease in product cost impacted cost of products sold by $47.2 million, resulting from a drop in commodity prices. A 9% reduction in sales volumes resulted in an additional decrease in cost of products sold of $19.1 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased primarily as a result of lower employee-related expenses.

Depreciation and amortization. Depreciation and amortization decreased due to certain assets becoming fully depreciated during the fourth quarter 2022.

Other operating loss, net.  Other operating loss, net represents gains and losses from the disposition of property, plant and equipment.

Interest Expense

Comparative Components of Interest Expense, Net for the Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,		Variance	Percent Change
	2023	2022
	(In thousands)
Credit facility	$1,941	$1,663	$278	17%
Senior notes	11,627	9,832	1,795	18%
Amortization of deferred debt issuance costs	760	785	(25)	(3)%
Amortization of debt discount	600	—	600
Other	342	564	(222)	(39)%
Finance leases	—	2	(2)	(100)%
Capitalized interest	(7)	—	(7)
Total interest expense, net	$15,263	$12,846	$2,417	19%

Comparative Components of Interest Expense, Net for the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,		Variance	Percent Change
	2023	2022
	(In thousands)
Credit facility	$4,725	$3,586	$1,139	32%
Senior notes	21,840	19,137	2,703	14%
Amortization of deferred debt issuance costs	2,435	1,568	867	55%
Amortization of debt discount	1,000	—	1,000
Other	931	979	(48)	(5)%
Finance leases	—	5	(5)	(100)%
Capitalized interest	(11)	—	(11)
Total interest expense, net	$30,920	$25,275	$5,645	22%

Indirect Selling, General and Administrative Expenses

	Three Months Ended June 30,		Variance	Percent Change	Six Months Ended June 30,		Variance	Percent Change
	2023	2022			2023	2022
	(In thousands)				(In thousands)
Indirect selling, general and administrative expenses	$3,894	$4,390	$(496)	(11)%	$8,092	$8,512	$(420)	(5)%

    Indirect selling, general and administrative expenses decreased for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 as a result of decreased employee-related expenses. Indirect selling, general and administrative expenses decreased for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 as a result of decreased employee-related expenses of $0.7 million, offset by an increase in overhead expenses allocated from Martin Resource Management Corporation of $0.2 million and increased professional fees of $0.1 million.

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

    Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. The Conflicts Committee of our general partner approved the following reimbursement amounts during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Variance	Percent Change	Six Months Ended June 30,		Variance	Percent Change
	2023	2022			2023	2022
	(In thousands)				(In thousands)
Conflicts Committee approved reimbursement amount	$3,496	$3,373	$123	4%	$6,991	$6,745	$246	4%

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

Cash Flows - Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

    The following table details the cash flow changes between the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Variance	Percent Change
	2023	2022
	(In thousands)
Net cash provided by (used in):
Operating activities	$98,774	$28,451	$70,323	247%
Investing activities	(13,410)	(15,545)	2,135	14%
Financing activities	(85,352)	(12,915)	(72,437)	(561)%
Net increase (decrease) in cash and cash equivalents	$12	$(9)	$21	233%

    Net cash provided by operating activities. The increase in net cash provided by operating activities for the six months ended June 30, 2023 includes a decrease in operating results and other non-cash charges of $18.7 million offset by a favorable variance in working capital of $89.1 million. The favorable variance in working capital of $89.1 million includes $75.1 million related to the liquidation of working capital associated with our butane optimization business which will be non-recurring in future reporting periods.

    Net cash used in investing activities. Net cash used in investing activities for the six months ended June 30, 2023 decreased $2.1 million. A decrease in cash used of $1.5 million resulted from lower payments for capital expenditures and plant turnaround costs in 2023. In addition, net proceeds from the sale of property, plant and equipment increased $3.6 million.

    Net cash used in financing activities. Net cash used in financing activities for the six months ended June 30, 2023 increased primarily as a result of a $59.5 million increase in net payments of long-term borrowings. Additionally, payments of debt issuance costs increased $14.6 million.

Total Contractual Obligations

A summary of our total contractual cash obligations as of June 30, 2023, is as follows:

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Credit facility	$60,500	$—	$—	$60,500	$—
11.5% senior secured notes, due 2028	400,000	—	—	400,000	—
Operating leases	59,906	15,438	24,403	13,753	6,312
Interest payable on fixed long-term debt obligations	211,926	46,000	92,000	73,926	—
Total contractual cash obligations	$732,332	$61,438	$116,403	$548,179	$6,312

The interest payable under our credit facility is not reflected in the above table because such amounts depend on the outstanding balances and interest rates, which vary from time to time.

Letters of Credit.  At June 30, 2023, we had outstanding irrevocable letters of credit in the amount of $11.5 million, which were issued under our credit facility.

Off-Balance Sheet Arrangements.  We do not have any off-balance sheet financing arrangements.

Description of Our Indebtedness

Credit Facility

At June 30, 2023, we maintained a $175.0 million credit facility that matures on February 8, 2027. As of June 30, 2023, we had $60.5 million outstanding under the credit facility and $11.5 million of outstanding irrevocable letters of credit, leaving a maximum available amount to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $103.1 million. After giving effect to our then current borrowings, letters of credit, and the financial covenants contained in our credit facility, we had the ability to borrow approximately $56.3 million in additional amounts thereunder as of June 30, 2023.
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

The amended credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.  Prior to the credit facility amendment, the level of outstanding draws on our credit facility from January 1, 2023 through February 8, 2023 ranged from a low of $148.5 million to a high of $184.0 million. From February 8, 2023 through June 30, 2023, the level of outstanding draws on our amended credit facility ranged from a low of $60.5 million to a high of $138.0 million.

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

    The applicable margin for Adjusted Term SOFR borrowings at June 30, 2023 is 3.50%. The applicable margin for Adjusted Term SOFR borrowings effective July 19, 2023 is 3.50%.

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

2028 Notes

For a description of our 2028 Notes, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Our Long-Term Debt" in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 2, 2023.

    Capital Resources and Liquidity

    Historically, we have generally satisfied our working capital requirements and funded our debt service obligations and capital expenditures with cash generated from operations and borrowings under our credit facility.

    On June 30, 2023, we had cash and cash equivalents of $0.05 million and available borrowing capacity of $103.1 million under our credit facility with $60.5 million of borrowings outstanding. After giving effect to our then current borrowings, letters of credit, and the financial covenants contained in our credit facility, we had the ability to borrow approximately $56.3 million in additional amounts thereunder as of June 30, 2023. As discussed above, we amended our credit facility effective as of February 8, 2023, to, among other things, reduce the commitments thereunder from $275.0 million to $200.0 million (with further scheduled reductions to $175.0 million on June 30, 2023 and $150.0 million on June 30, 2024) and extend the scheduled maturity date of the credit facility to February 8, 2027.

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

    We are in compliance with all debt covenants as of June 30, 2023 and expect to be in compliance for the next twelve months.

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

Impact of Inflation

    Inflation did not have a material impact on our results of operations for the six months ended June 30, 2023 or 2022. Inflation may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices for products consumed by our operations, such as diesel fuel, natural gas, chemicals, and other supplies, could adversely affect our results of operations. An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

    Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the six months ended June 30, 2023 or 2022.

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

Our hedging strategy is designed to protect us from excessive pricing volatility. However, since we do not typically hedge 100% of our exposure, abnormal price volatility in any of these commodity markets could influence operating income. We had no outstanding hedging positions as of June 30, 2023.
For derivatives designated in cash flow hedging relationships, we record the gains and losses from the use of these instruments in accumulated other comprehensive income (loss) on the consolidated balance sheets and subsequently recognize the accumulated gains and losses into cost of products sold in the same period when the associated underlying transactions occur. At June 30, 2023, there were no unrealized gains or losses to report in accumulated other comprehensive income (loss). All other commodity derivatives are marked-to-market and recognized into cost of products sold with the offset recognized as an asset or accrued liability. See Note 9, Derivative Instruments and Hedging Activities,to the consolidated and condensed financial statements for further information on our outstanding derivatives.

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 8.85% as of June 30, 2023.  Based on the amount of unhedged floating rate debt owed by us on June 30, 2023, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $0.6 million annually.

We are not exposed to changes in interest rates with respect to our 2028 Notes as these obligations are at a fixed rate.  Based on the quoted prices for identical liabilities in markets that are not active at June 30, 2023, the estimated fair value of the 2028 Notes was $387.4 million. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of a 100 basis point increase in interest rates. Such an increase in interest rates at June 30, 2023, would result in a $12.1 million decrease in the fair value of our 2028 Notes.

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

    From time to time, we are subject to certain legal proceedings, claims and disputes that arise in the ordinary course of our business. Although we cannot predict the outcomes of these legal proceedings, these actions, in the aggregate, could have a material adverse impact on our financial position, results of operations or liquidity. A description of our legal proceedings is included in "Item 1. Financial Statements, Note 14. Commitments and Contingencies", and is incorporated herein by reference.

Item 1A.	Risk Factors

    There have been no material changes to the Partnership's risk factors since our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 2, 2023.

Item 5.	Other Information

During the three months ended June 30, 2023, no director or officer of the Partnership adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101	Inline Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023, formatted in Extensible Business Reporting Language: (1) the Consolidated and Condensed Balance Sheets; (2) the Consolidated and Condensed Statements of Income; (3) the Consolidated and Condensed Statements of Comprehensive Income (4) the Consolidated and Condensed Statements of Cash Flows; (5) the Consolidated and Condensed Statements of Capital; and (6) the Notes to Consolidated and Condensed Financial Statements.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (contained in Exhibit 101).

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

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

July 25, 2023	By:	/s/ Sharon L. Taylor
Sharon L. Taylor
Executive Vice President and Chief Financial Officer