Form 10-Q
period 2023-09-30
MARTIN MIDSTREAM PARTNERS L.P.
filed 2023-10-24
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2023
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
 The number of the registrant’s Common Units outstanding at October 24, 2023, was 38,914,806.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets
Cash	$54	$45
Accounts and other receivables, less allowance for doubtful accounts of $496 and $496, respectively	60,451	79,641
Inventories	41,699	109,798
Due from affiliates	2,096	8,010
Other current assets	7,647	13,633
Total current assets	111,947	211,127

Property, plant and equipment, at cost	909,946	903,535
Accumulated depreciation	(602,834)	(584,245)
Property, plant and equipment, net	307,112	319,290

Goodwill	16,671	16,671
Right-of-use assets	58,174	34,963
Deferred income taxes, net	12,064	14,386
Other assets, net	1,933	2,414
Total assets	$507,901	$598,851

Liabilities and Partners’ Capital (Deficit)
Current installments of long-term debt and finance lease obligations	$—	$9
Trade and other accounts payable	43,909	68,198
Product exchange payables	775	32
Due to affiliates	8,143	8,947
Income taxes payable	461	665
Other accrued liabilities	27,687	33,074
Total current liabilities	80,975	110,925

Long-term debt, net	439,824	512,871
Operating lease liabilities	44,108	26,268
Other long-term obligations	7,973	8,232
Total liabilities	572,880	658,296

Commitments and contingencies
Partners’ capital (deficit)	(64,979)	(59,445)
Total liabilities and partners' capital (deficit)	$507,901	$598,851

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Terminalling and storage *	$22,202	$19,988	$64,744	$59,808
Transportation *	55,223	58,993	165,696	161,535
Sulfur services	3,358	3,085	10,073	9,253
Product sales: *
Specialty products	66,695	121,456	277,836	409,215
Sulfur services	29,219	25,783	98,513	135,691
	95,914	147,239	376,349	544,906
Total revenues	176,697	229,305	616,862	775,502

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Specialty products *	56,298	126,951	245,863	380,602
Sulfur services *	19,461	25,230	66,932	100,078
Terminalling and storage *	23	6	54	15
	75,782	152,187	312,849	480,695
Expenses:
Operating expenses *	64,375	66,158	187,857	186,735
Selling, general and administrative *	10,424	10,273	30,043	31,420
Depreciation and amortization	12,223	13,721	37,671	43,007
Total costs and expenses	162,804	242,339	568,420	741,857

Other operating income, net	811	790	1,096	1,050
Operating income (loss)	14,704	(12,244)	49,538	34,695

Other income (expense):
Interest expense, net	(14,994)	(13,906)	(45,914)	(39,181)
Loss on extinguishment of debt	—	—	(5,121)	—
Other, net	17	(2)	50	(4)
Total other expense	(14,977)	(13,908)	(50,985)	(39,185)

Net loss before taxes	(273)	(26,152)	(1,447)	(4,490)
Income tax expense	(788)	(1,891)	(3,619)	(5,469)
Net loss	(1,061)	(28,043)	(5,066)	(9,959)
Less general partner's interest in net loss	21	561	101	199
Less loss allocable to unvested restricted units	4	90	16	39
Limited partners' interest in net loss	$(1,036)	$(27,392)	$(4,949)	$(9,721)

Net loss per unit attributable to limited partners - basic	$(0.03)	$(0.71)	$(0.13)	$(0.25)
Net loss per unit attributable to limited partners - diluted	$(0.03)	$(0.71)	$(0.13)	$(0.25)
Weighted average limited partner units - basic	38,772,266	38,726,388	38,771,451	38,725,933
Weighted average limited partner units - diluted	38,772,266	38,726,388	38,771,451	38,725,933
See accompanying notes to consolidated and condensed financial statements.

*Related Party Transactions Shown Below

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:*
Terminalling and storage	$18,542	$16,065	$54,121	$49,685
Transportation	7,426	7,111	20,214	20,862
Product Sales	122	63	8,544	486
Costs and expenses:*
Cost of products sold: (excluding depreciation and amortization)
Specialty products	9,896	10,196	27,324	30,047
Sulfur services	2,787	2,616	8,139	7,884
Terminalling and storage	23	5	54	14
Expenses:
Operating expenses	25,606	23,856	74,491	68,682
Selling, general and administrative	8,477	7,627	23,549	23,933

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net loss	$(1,061)	$(28,043)	$(5,066)	$(9,959)
Commodity cash flow hedging (gains) reclassified to earnings	—	(167)	—	(816)
Comprehensive loss	$(1,061)	$(28,210)	$(5,066)	$(10,775)

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL (DEFICIT)
(Unaudited)
(Dollars in thousands)

	Partners’ Capital (Deficit)
	Common Limited		General Partner Amount	Accumulated Other Comprehensive Income (Loss)
	Units	Amount			Total
Balances - June 30, 2023	38,914,806	$(65,334)	$1,577	$—	$(63,757)
Net loss	—	(1,040)	(21)	—	(1,061)
Cash distributions	—	(194)	(4)	—	(198)
Unit-based compensation	—	37	—	—	37
Balances - September 30, 2023	38,914,806	(66,531)	1,552	—	$(64,979)

Balances - December 31, 2022	38,850,750	$(61,110)	$1,665	$—	$(59,445)
Net loss	—	(4,965)	(101)	—	(5,066)
Issuance of restricted units	64,056	—	—	—	—
Cash distributions	—	(583)	(12)	—	(595)
Unit-based compensation	—	127	—	—	127
Balances - September 30, 2023	38,914,806	$(66,531)	$1,552	$—	$(64,979)

	Partners’ Capital (Deficit)
	Common Limited		General Partner Amount	Accumulated Other Comprehensive Income (Loss)
	Units	Amount			Total
Balances - June 30, 2022	38,850,750	$(33,263)	$2,242	$167	$(30,854)
Net loss	—	(27,482)	(561)	—	(28,043)
Issuance of restricted units	—	—	—	—	—
Cash distributions	—	(195)	(4)	—	(199)
Unit-based compensation	—	46	—	—	46
Gain recognized in AOCI on commodity cash flow hedges	—	—	—	(167)	(167)
Balances - September 30, 2022	38,850,750	$(60,894)	$1,677	$—	$(59,217)

Balances - December 31, 2021	38,802,750	$(50,741)	$1,888	$816	$(48,037)
Net income	—	(9,760)	(199)	—	(9,959)
Issuance of restricted units	48,000	—	—	—	—
Cash distributions	—	(583)	(12)	—	(595)
Unit-based compensation	—	125	—	—	125
Excess purchase price over carrying value of acquired assets	—	65	—	—	65
Gain reclassified from AOCI into income on commodity cash flow hedges	—	—	—	(816)	(816)
Balances - September 30, 2022	38,850,750	$(60,894)	$1,677	$—	$(59,217)

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,066)	$(9,959)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	37,671	43,007
Amortization of deferred debt issuance costs	3,206	2,356
Amortization of debt discount	1,600	—
Deferred income tax expense	2,322	3,611
Gain on disposition or sale of property, plant and equipment, net	(1,096)	(1,050)
Loss on extinguishment of debt	5,121	—
Derivative income	—	(901)
Net cash paid for commodity derivatives	—	85
Non cash unit-based compensation	127	125
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	19,190	7,076
Inventories	68,099	(73,518)
Due from affiliates	5,914	12,016
Other current assets	5,282	(4,824)
Trade and other accounts payable	(24,709)	6,053
Product exchange payables	743	(695)
Due to affiliates	(804)	11,953
Income taxes payable	(204)	228
Other accrued liabilities	(10,311)	(13,435)
Change in other non-current assets and liabilities	(1,020)	1,116
Net cash provided by (used in) operating activities	106,065	(16,756)

Cash flows from investing activities:
Payments for property, plant and equipment	(25,294)	(21,019)
Payments for plant turnaround costs	(2,367)	(4,262)
Proceeds from sale of property, plant and equipment	5,183	2,209
Net cash used in investing activities	(22,478)	(23,072)

Cash flows from financing activities:
Payments of long-term debt	(579,197)	(299,089)
Payments under finance lease obligations	(9)	(180)
Proceeds from long-term debt	510,489	341,000
Payment of debt issuance costs	(14,266)	(30)
Excess purchase price over carrying value of acquired assets	—	(1,285)
Cash distributions paid	(595)	(595)
Net cash provided by (used in) financing activities	(83,578)	39,821

Net increase (decrease) in cash	9	(7)
Cash at beginning of period	45	52
Cash at end of period	$54	$45
Non-cash additions to property, plant and equipment	$2,369	$2,240

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2023
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

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements applicable to the Partnership during the nine months ended September 30, 2023.

NOTE 3. EXIT OF BUTANE OPTIMIZATION BUSINESS

    During the second quarter of 2023, the Partnership completed its previously announced exit from its butane optimization business at the conclusion of the butane selling season. This exit did not qualify as discontinued operations in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 205. Going forward, with respect to butane, the Partnership will operate as a fee-based butane logistics business, primarily continuing to utilize its north Louisiana underground storage assets, which have both truck and rail capability. This logistics business will also utilize the Partnership's truck transportation assets for fee-based product movements. As a result of this new business model, the Partnership will no longer carry butane inventory, enabling the Partnership to reduce commodity risk exposure, cash flow and earnings volatility, and working capital requirements. The following revenues and costs, which are included in the financial results for all periods presented, are not expected to be incurred under the new fee-based butane logistics business model. The butane optimization business has historically been included in the Partnership's Specialty Products operating segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Products revenue	$—	$28,397	$70,539	$116,844
Cost of products sold	—	47,925	72,282	130,339
Selling, general and administrative expenses	—	504	512	1,785
	$—	$(20,032)	$(2,255)	$(15,280)

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2023
(Unaudited)

NOTE 4. REVENUE

    The following table disaggregates our revenue by major source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Terminalling and storage segment
Throughput and storage	$22,202	$19,988	$64,744	$59,808
	$22,202	$19,988	$64,744	$59,808

Transportation segment
Land transportation	$40,965	$45,604	$124,064	$124,089
Inland marine transportation	12,658	11,542	37,093	31,997
Offshore marine transportation	1,600	1,847	4,539	5,449
	$55,223	$58,993	$165,696	$161,535

Sulfur services segment
Sulfur product sales	$8,453	$10,341	$22,191	$33,975
Fertilizer product sales	20,766	15,442	76,322	101,716
Sulfur services	3,358	3,085	10,073	9,253
	$32,577	$28,868	$108,586	$144,944
Specialty products segment
Natural gas liquids product sales	$31,225	$81,361	$175,125	$299,085
Lubricant product sales	35,470	40,095	102,711	110,130
	$66,695	$121,456	$277,836	$409,215

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
September 30, 2023
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

	2023	2024	2025	2026	2027	Thereafter	Total
Terminalling and storage
Throughput and storage	$10,603	$43,571	$44,879	$46,164	$47,549	$204,927	$397,693
Specialty Products
NGL product sales	1,621	6,449	6,431	3,736	—	—	18,237
Sulfur services
Sulfur product sales	4,699	18,796	18,796	4,391	296	—	46,978
Total	$16,923	$68,816	$70,106	$54,291	$47,845	$204,927	$462,908

NOTE 5. INVENTORIES

Components of inventories at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Natural gas liquids	$3,317	$52,462
Lubricants	19,801	28,190
Sulfur	509	1,541
Fertilizer	12,075	21,691
Other	5,997	5,914
	$41,699	$109,798

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2023
(Unaudited)

NOTE 6. DEBT

At September 30, 2023 and December 31, 2022, long-term debt consisted of the following:

	September 30, 2023	December 31, 2022
$175,000 Credit facility at variable interest rate (8.93%[1] weighted average at September 30, 2023), due February 2027 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries, net of unamortized debt issuance costs of $3,535 and $1,086, respectively [2,4]	$58,965	$169,914
$400,000 Senior notes, 11.5% interest, net of unamortized debt issuance costs of $8,741 and $0, respectively, including unamortized premium of $10,400 and $0, respectively, due February 2028, secured [2,3,4]	380,859	—
$53,750 Senior notes due February 2024, 10.0% interest, net of unamortized debt issuance costs of $0 and $1,288, respectively, secured [2,3]	—	52,462
$291,381 Senior notes due February 2025, 11.5% interest, net of unamortized debt issuance costs of $0 and $886, respectively, secured [2,3]	—	290,495
Total	439,824	512,871
Less: current portion	—	—
Total long-term debt, net of current portion	$439,824	$512,871

Current installments of finance lease obligations	$—	$9
Finance lease obligations	—	—
Total finance lease obligations	$—	$9

    1 Effective February 8, 2023, the interest rate fluctuates based on Adjusted Term SOFR (set on the date of each advance) or the alternate base rate plus an applicable margin. The margin is set every three months. All amounts outstanding at September 30, 2023 were at Adjusted Term SOFR plus an applicable margin. The applicable margin for revolving loans that are SOFR loans currently ranges from 2.75% to 3.75%, and the applicable margin for revolving loans that are alternate base rate loans currently ranges from 1.75% to 2.75%.  The applicable margin for SOFR borrowings at September 30, 2023 is 3.50%. The applicable margin for SOFR borrowings effective October 18, 2023 is 3.25%. The credit facility contains various covenants that limit the Partnership’s ability to make distributions; make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management Corporation (the "Omnibus Agreement").

    2 The Partnership was in compliance with all debt covenants as of September 30, 2023 and December 31, 2022, respectively.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2023
(Unaudited)

    The Partnership paid cash interest in the amount of $25,291 and $22,628 for the three months ended September 30, 2023 and 2022, respectively.  Capitalized interest was $18 and $0 for the three months ended September 30, 2023 and 2022, respectively. The Partnership paid cash interest in the amount of $50,099 and $46,738 for the nine months ended September 30, 2023 and 2022, respectively.  Capitalized interest was $29 and $0 for the nine months ended September 30, 2023 and 2022, respectively.

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

Our leases have remaining lease terms of 1 year to 13 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year. The Partnership includes extension periods and excludes termination periods from its lease term if, at commencement, it is reasonably likely that the Partnership will exercise the option.

    The components of lease expense for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$4,602	$2,760	$11,393	$7,571
Finance lease cost:
Amortization of right-of-use assets	$—	$24	$6	74
Interest on lease liabilities	—	1	—	8
Short-term lease cost	1,256	3,157	4,331	8,662
Variable lease cost	48	48	143	132
Total lease cost	$5,906	$5,990	$15,873	$16,447

Supplemental balance sheet information related to leases at September 30, 2023 and December 31, 2022 was as follows:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2023
(Unaudited)

	September 30, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets	$58,174	$34,963

Current portion of operating lease liabilities included in "Other accrued liabilities"	$14,280	$9,084
Operating lease liabilities	44,108	26,268
Total operating lease liabilities	$58,388	$35,352

Finance Leases
Property, plant and equipment, at cost	$—	$83
Accumulated depreciation	—	(44)
Property, plant and equipment, net	$—	$39

Current installments of finance lease obligations	$—	$9
Finance lease obligations	—	—
Total finance lease obligations	$—	$9

For the nine months ended September 30, 2023, the Partnership incurred new operating leases, primarily related to land and marine transportation assets and renewed existing operating leases set to expire, primarily related to marine transportation assets.

The Partnership’s future minimum lease obligations as of September 30, 2023 consist of the following:

	Operating Leases	Finance Leases
Year 1	$18,175	$—
Year 2	16,098	—
Year 3	13,855	—
Year 4	10,419	—
Year 5	6,017	—
Thereafter	5,838	—
Total	70,402	—
Less amounts representing interest costs	(12,014)	—
Total lease liability	$58,388	$—

    The Partnership has non-cancelable revenue arrangements that are under the scope of ASC 842 whereby we have committed certain terminalling and storage assets in exchange for a minimum fee. Future minimum revenues the Partnership expects to receive under these non-cancelable arrangements as of September 30, 2023 are as follows: 2023 - $6,646; 2024 - $21,059; 2025 - $15,696; 2026 - $11,741; 2027 - $11,552; subsequent years - $29,620.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2023
(Unaudited)

NOTE 8. SUPPLEMENTAL BALANCE SHEET INFORMATION

    Components of "Other accrued liabilities" were as follows:

	September 30, 2023	December 31, 2022
Accrued interest	$6,173	$15,131
Asset retirement obligations	25	298
Property and other taxes payable	4,329	4,562
Accrued payroll	2,661	3,504
Operating lease liabilities	14,280	9,084
Other	219	495
	$27,687	$33,074

The schedule below summarizes the changes in our asset retirement obligations:

September 30, 2023

Asset retirement obligations as of December 31, 2022	$4,992
Additions to asset retirement obligations	—
Accretion expense	159
Liabilities settled	—
Ending asset retirement obligations	5,151
Current portion of asset retirement obligations[1]	(25)
Long-term portion of asset retirement obligations[2]	$5,126

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
September 30, 2023
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

(a)    Commodity Derivative Instruments

    The Partnership from time to time has used derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  The Partnership has established a hedging policy and monitors and manages the commodity market risk associated with potential commodity risk exposure.  In addition, the Partnership has focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. The Partnership enters into hedging transactions to protect a portion of its commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. At September 30, 2023 and December 31, 2022, there were no outstanding derivatives.

    For information regarding gains and losses on commodity derivative instruments, see "Tabular Presentation of Gains and Losses on Derivative Instruments" below.

(b)    Tabular Presentation of Gains and Losses on Derivative Instruments

The following table summarizes the gain (loss) recognized in AOCI at September 30, 2023 and December 31, 2022, respectively, and the gain reclassified from AOCI into earnings during the three months ended September 30, 2023 and 2022, respectively, for derivative financial instruments designated as cash flow hedges:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2023
(Unaudited)

	Amount of Gain (Loss) Recognized in AOCI		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	2023	2022		2023	2022
Commodity contracts	$—	$—	Cost of products sold	$—	$167
Total	$—	$—		$—	$167

The following table summarizes the gain (loss) recognized in AOCI at September 30, 2023 and December 31, 2022, respectively, and the gain reclassified from AOCI into earnings during the nine months ended September 30, 2023 and 2022, respectively, for derivative financial instruments designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in AOCI		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	2023	2022		2023	2022
Commodity contracts	$—	$—	Cost of products sold	$—	$816
Total	$—	$—		$—	$816

NOTE 10. PARTNERS' CAPITAL (DEFICIT)

As of September 30, 2023, Partners’ capital (deficit) consisted of 38,914,806 common limited partner units, representing a 98% partnership interest, and a 2% general partner interest. Martin Resource Management Corporation, through subsidiaries, owned 6,114,532 of the Partnership's common limited partner units representing approximately 15.7% of the Partnership's outstanding common limited partner units. Martin Midstream GP LLC ("MMGP"), the Partnership's general partner, owns the 2% general partnership interest.

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
September 30, 2023
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net loss	$(1,061)	$(28,043)	$(5,066)	$(9,959)
Less general partner’s interest in net income (loss):
Distributions payable on behalf of general partner interest	4	4	12	12
General partner interest in undistributed income (loss)	(25)	(565)	(113)	(211)
Less loss allocable to unvested restricted units	(4)	(90)	(16)	(39)
Limited partners’ interest in net loss	$(1,036)	$(27,392)	$(4,949)	$(9,721)

    The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic weighted average limited partner units outstanding	38,772,266	38,726,388	38,771,451	38,725,933
Dilutive effect of restricted units issued	—	—	—	—
Total weighted average limited partner diluted units outstanding	38,772,266	38,726,388	38,771,451	38,725,933

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2023
(Unaudited)

    All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the periods presented. All common unit equivalents were antidilutive for the three and nine months ended September 30, 2023 and 2022 because the limited partners were allocated a net loss in this period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restricted unit Awards
Employees	$—	$—	$—	$—
Non-employee directors	37	46	127	125
Phantom unit Awards
Employees	484	950	(691)	2,931
Non-employee directors	—	—	—	—
Total unit-based compensation expense	$521	$996	$(564)	$3,056

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
September 30, 2023
(Unaudited)

control of the Partnership (as defined in the Plan), the award will vest in full and be paid in cash no later than the 30th day following the date of the change of control; provided, that the participant has been in continuous employment through the termination or change in control date, as applicable.

On July 21, 2021, 620,000 phantom units and 1,245,000 phantom unit appreciation rights were granted to employees of the general partner and its affiliates who perform services for the Partnership. On April 20, 2022, the board of directors of the general partner of the Partnership and the Compensation Committee approved the First Amendment to the Plan, effective as of the same date, which amendment increased the total number of phantom units available for grant under the Plan from 2,000,000 units to 5,000,000 units. On April 20, 2022, 365,000 phantom units and 1,097,500 phantom unit appreciation rights were granted to employees of the general partner and its affiliates who perform services for the Partnership. On July 19, 2023, 1,179,500 phantom units and 505,500 phantom unit appreciation rights were granted to employees of the general partner and its affiliates who perform services for the Partnership.

Phantom unit awards are recorded in operating expense and selling, general and administrative expense based on the fair value of the vested portion of the awards on the balance sheet date. The fair value of these awards is updated at each balance sheet date and changes in the fair value of the vested portions of the awards are recorded as increases or decreases to compensation expense within operating expense and selling, general and administrative expense in the Consolidated and Condensed Statements of Operations. All of the Partnership's outstanding phantom unit awards at September 30, 2023 met the criteria to be treated under liability classification in accordance with ASC 718, given that these awards will settle in cash on the vesting date.

Compensation expense for the phantom awards is based on the fair value of the units as of the balance sheet date as further discussed below, and such costs are recognized ratably over the service period of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future periods for these awards will vary. The estimated future cash payments of these awards are presented as liabilities within "Other current liabilities" and "Other long-term obligations" in the Consolidated and Condensed Balance Sheets. As of September 30, 2023, there was a total of $5,241 of unrecognized compensation costs related to non-vested phantom unit awards. These costs are expected to be recognized over a remaining life of 2.37 years.

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
September 30, 2023
(Unaudited)

performance period. PBRUs which vest are payable in common units.  Unvested units granted under the 2017 LTIP may or may not participate in cash distributions depending on the terms of each individual award agreement.

The restricted units issued to directors generally vest in equal annual installments over a four-year period. Restricted units issued to employees generally vest in equal annual installments over three years of service. All of the Partnership's outstanding restricted unit awards at September 30, 2023 met the criteria to be treated under equity classification.

In February 2023, the Partnership issued 21,352 TBRUs to each of the Partnership's three independent directors under the 2017 LTIP.  These restricted common units vest in equal installments of 5,338 units on January 24, 2024, 2025, 2026, and 2027.

    The restricted units are valued at their fair value at the date of grant, which is equal to the market value of common units on such date. A summary of the restricted unit activity for the nine months ended September 30, 2023 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	124,362	$3.36
Granted (TBRU)	64,056	$2.81
Vested	(45,878)	$3.74
Forfeited	—	$—
Non-Vested, end of period	142,540	$2.99

Aggregate intrinsic value, end of period	$396
    A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three and nine months ended September 30, 2023 and 2022 is provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Aggregate intrinsic value of units vested	$—	$—	$89	$92
Fair value of units vested	—	—	178	188

    As of September 30, 2023, there was $321 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.44 years.

NOTE 12. RELATED PARTY TRANSACTIONS

As of September 30, 2023, Martin Resource Management Corporation owns 6,114,532 of the Partnership’s common units representing approximately 15.7% of the Partnership’s outstanding limited partner units.  Martin Resource Management Corporation controls the Partnership's general partner by virtue of its 100% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management Corporation’s ownership as of September 30, 2023 of approximately 15.7% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management Corporation the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

    The following is a description of the Partnership’s material related party agreements and transactions:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2023
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

◦operating a butane optimization business;

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
September 30, 2023
(Unaudited)

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

    Effective January 1, 2023, through December 31, 2023, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $13,982. The Partnership reimbursed Martin Resource Management Corporation for $3,496 and $3,373 of indirect expenses for the three months ended September 30, 2023 and 2022, respectively.  The Partnership reimbursed Martin Resource Management Corporation for $10,487 and $10,118 of indirect expenses for the nine months ended September 30, 2023 and 2022, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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
September 30, 2023
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
September 30, 2023
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

East Texas Mack Leases. MTI leases equipment, including tractors and trailers, from East Texas Mack Sales ("East Texas Mack"). Certain of our directors or officers are owners of East Texas Mack, including entities affiliated with Ruben Martin, who owns approximately 46% of the issued and outstanding stock of East Texas Mack. Amounts paid to East Texas Mack for tractor and trailer lease payments and lease residuals for the three months ended September 30, 2023 and 2022 were $952 and $589, respectively. Amounts paid to East Texas Mack for tractor and trailer lease payments and lease residuals for the nine months ended September 30, 2023 and 2022 were $2,361 and $1,352, respectively.

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

    The impact of related party revenues from sales of products and services is reflected in the consolidated and condensed financial statements as follows:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2023
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Terminalling and storage	$18,542	$16,065	$54,121	$49,685
Transportation	7,426	7,111	20,214	20,862
Product sales:
Specialty products	59	46	8,348	400
Sulfur services	63	17	196	86
	122	63	8,544	486
	$26,090	$23,239	$82,879	$71,033

    The impact of related party cost of products sold is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of products sold:
Specialty products	$9,896	$10,196	$27,324	$30,047
Sulfur services	2,787	2,616	8,139	7,884
Terminalling and storage	23	5	54	14
	$12,706	$12,817	$35,517	$37,945

    The impact of related party operating expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Transportation	$18,531	$17,220	$54,546	$48,954
Sulfur services	1,626	1,294	4,216	4,328
Terminalling and storage	5,449	5,342	15,729	15,400
	$25,606	$23,856	$74,491	$68,682

    The impact of related party selling, general and administrative expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Selling, general and administrative:
Transportation	$2,307	$1,766	$6,509	$5,569
Specialty products	1,101	1,288	2,982	4,386
Sulfur services	1,134	943	2,654	2,938
Terminalling and storage	323	165	551	627
Indirect, including overhead allocation	3,612	3,465	10,853	10,413
	$8,477	$7,627	$23,549	$23,933

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2023
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

Three Months Ended September 30, 2023	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$23,973	$(1,771)	$22,202	$5,102	$1,357	$2,684
Transportation	58,541	(3,318)	55,223	3,674	3,323	1,939
Sulfur services	32,577	—	32,577	2,639	5,993	5,015
Specialty products	66,720	(25)	66,695	808	7,868	1,028
Indirect selling, general and administrative	—	—	—	—	(3,837)	—
Total	$181,811	$(5,114)	$176,697	$12,223	$14,704	$10,666

Three Months Ended September 30, 2022	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$23,034	$(3,046)	$19,988	$6,200	$(3,046)	$5,593
Transportation	63,514	(4,521)	58,993	3,598	7,528	1,682
Sulfur services	28,868	—	28,868	2,786	(3,943)	2,204
Specialty products	121,483	(27)	121,456	1,137	(8,523)	103
Indirect selling, general and administrative	—	—	—	—	(4,260)	—
Total	$236,899	$(7,594)	$229,305	$13,721	$(12,244)	$9,582

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2023
(Unaudited)

Nine Months Ended September 30, 2023	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$71,798	$(7,054)	$64,744	$15,896	$3,657	$9,793
Transportation	178,875	(13,179)	165,696	11,196	11,847	5,938
Sulfur services	108,586	—	108,586	8,072	21,890	10,723
Specialty products	277,895	(59)	277,836	2,507	24,073	1,627
Indirect selling, general and administrative	—	—	—	—	(11,929)	—
Total	$637,154	$(20,292)	$616,862	$37,671	$49,538	$28,081

Nine Months Ended September 30, 2022	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$69,027	$(9,219)	$59,808	$20,372	$(9,379)	$11,958
Transportation	176,313	(14,778)	161,535	10,761	15,471	6,196
Sulfur services	144,944	—	144,944	8,377	22,894	5,298
Specialty products	409,310	(95)	409,215	3,497	18,481	840
Indirect selling, general and administrative	—	—	—	—	(12,772)	—
Total	$799,594	$(24,092)	$775,502	$43,007	$34,695	$24,292

    The Partnership's assets by reportable segment as of September 30, 2023 and December 31, 2022, are as follows:

	September 30, 2023	December 31, 2022
Total assets:
Terminalling and storage	$169,671	$184,537
Transportation	161,618	153,451
Sulfur services	100,144	110,688
Specialty products	76,468	150,175
Total assets	$507,901	$598,851

NOTE 14. COMMITMENTS AND CONTINGENCIES

Contingencies

From time to time, the Partnership is subject to various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership.

    On December 31, 2015, the Partnership received a demand from a customer in its lubricants packaging business for defense and indemnity in connection with various lawsuits filed against it, which generally alleged that the customer engaged in unlawful and deceptive business practices in connection with its marketing and advertising of its private label motor oil (the “Marketing Lawsuits”). The Partnership disputed and continues to dispute that it has any obligation to defend or indemnify the customer for the customer’s conduct. Accordingly, on January 7, 2016, the Partnership filed a Complaint for Declaratory Judgment in the Chancery Court of Davidson County, Tennessee (the “Tennessee Court”), under Case No. 16-0018-BC, requesting a judicial determination that the Partnership did not owe the customer the demanded defense and indemnity

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2023
(Unaudited)

obligations (the “Litigation”). The Marketing Lawsuits pending in federal court against the customer were transferred to the U.S. District Court for the Western District of Missouri under the consolidated case MDL No. 2709 for pretrial proceedings (the “Consolidated Lawsuits”). On March 1, 2017, at the joint request of the customer and the Partnership, the Tennessee Court administratively closed the Litigation. In 2021, the customer settled the Consolidated Lawsuits. On December 17, 2021, at the request of the customer, the Tennessee Court reopened the Litigation and the customer asserted various counterclaims against the Partnership seeking, among other things, to recover its costs of defending and settling the Consolidated Lawsuits. At this time, we are unable to determine what ultimate exposure we may have in this matter, if any. The Partnership intends to vigorously defend the counterclaims asserted by the customer in the Litigation. The trial for the Litigation is expected to be held in the first quarter of 2025.

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

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
2024 Notes	$—	$—	$52,462	$54,081
2025 Notes	$—	$—	$290,495	$290,689
2028 Notes	$380,859	$406,060	$—	$—
Total	$380,859	$406,060	$342,957	$344,770

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2023
(Unaudited)

NOTE 17. INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Provision for income taxes	$788	$1,891	$3,619	$5,469

The operations of a partnership are generally not subject to income taxes, except for Texas margin tax, because its income is taxed directly to its partners. Current state income taxes attributable to the Texas margin tax relating to the operation of the Partnership of $120 and $120 were recorded in income tax expense for the three months ended September 30, 2023 and 2022, respectively. Current state income taxes attributable to the Texas margin tax relating to the operation of the Partnership of $320 and $376 were recorded in income tax expense for the nine months ended September 30, 2023 and 2022, respectively. Deferred taxes applicable to the Texas margin tax relating to the operation of the Partnership are immaterial.

MTI, a wholly owned subsidiary of the Partnership, is subject to income taxes due to its corporate structure (the "Taxable Subsidiary"). Total income tax expense of $668 and $1,771, related to the operation of the Taxable Subsidiary, for the three months ended September 30, 2023 and 2022, resulted in an effective income tax rate ("ETR") of 23.96% and 19.94%, respectively. Total income tax expense of $3,299 and $5,093, related to the operation of the Taxable Subsidiary, for the nine months ended September 30, 2023 and 2022, resulted in an ETR of 24.88% and 21.09%, respectively.

The increase in the ETR for the income taxes during the three and nine months ended September 30, 2023 was primarily due to an increase in state income taxes as a result of full utilization of net operating losses in some states, compared to the same period in 2022. The decrease in the provision for income taxes for both the three and nine months ended September 30, 2023, compared to the same period in 2022, was primarily due to a decrease in income before income taxes in the current period.

    A current federal income tax expense of $179 and $348, related to the operation of the Taxable Subsidiary, was recorded for the three months ended September 30, 2023 and 2022, respectively. A current federal income tax expense of $666 and $1,071, related to the operation of the Taxable Subsidiary, was recorded for the nine months ended September 30, 2023 and 2022, respectively. A current state income tax expense of $33 and $116, related to the operation of the Taxable Subsidiary, was recorded for the three months ended September 30, 2023 and 2022, respectively. A current state income tax expense of $311 and $411, related to the operation of the Taxable Subsidiary, was recorded for the nine months ended September 30, 2023 and 2022, respectively.

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

    A deferred tax expense related to the MTI temporary differences of $456 and $1,307 was recorded for the three months ended September 30, 2023 and 2022, respectively. A deferred tax expense related to the MTI temporary differences of $2,322 and $3,611 was recorded for the nine months ended September 30, 2023 and 2022, respectively. A net deferred tax asset of $12,064 and $14,386, related to the cumulative book and tax temporary differences, existed at September 30, 2023 and December 31, 2022, respectively.

    All income tax positions taken for all open years are more likely than not to be sustained based upon their technical merit under applicable tax laws.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2023
(Unaudited)

NOTE 18. SUBSEQUENT EVENTS

Quarterly Distribution. On October 18, 2023, the Partnership declared a quarterly cash distribution of $0.005 per common unit for the third quarter of 2023, or $0.020 per common unit on an annualized basis, which will be paid on November 14, 2023 to unitholders of record as of November 7, 2023.

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

    We were formed in 2002 by Martin Resource Management Corporation, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management Corporation has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management Corporation is an important supplier and customer of ours. As of September 30, 2023, Martin Resource Management Corporation owned 15.7% of our total outstanding common limited partner units. Furthermore, on December 28, 2021, Martin Resource Management Corporation indirectly acquired, through its wholly owned subsidiary, Martin Resource LLC, the remaining 49% voting interest (50% economic interest) in MMGP Holdings, LLC ("Holdings"), which is the sole member of Martin Midstream GP LLC ("MMGP"), our general partner. Such interests were previously held by certain affiliated investment funds managed by Alinda Capital Partners, which sold the interests to Senterfitt Holdings Inc. (“Senterfitt”) on November 23, 2021. At such time, Senterfitt granted Martin Resource LLC the right to purchase such interests for a period of ten years, which right was exercised on December 28, 2021. As a result, Martin Resource Management Corporation indirectly owns 100% of MMGP. Martin Resource Management Corporation directs our business operations through its ownership of our general partner. MMGP owns a 2.0% general partner interest in us, and, until November 23, 2021, MMGP owned all of our incentive distribution rights. On November 23, 2021, MMGP contributed to us all of our incentive distribution rights for no consideration, whereupon the incentive distribution rights were cancelled and cease to exist.

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

The following revenues and costs, which are included in the historical financial results for the twelve months ended September 30, 2023, will not be incurred under the new fee-based butane logistics business model.

	Three Months Ended December 31,	Three Months Ended March 31,	Three Months Ended June 30,	Three Months Ended September 30,	Twelve Months Ended September 30,
	2022	2023
Products revenue	$55,912	$56,890	$13,649	$—	$126,451
Cost of products sold	60,338	56,208	16,074	—	132,620
Selling, general and administrative expenses	309	372	140	—	821
	$(4,735)	$310	$(2,565)	$—	$(6,990)

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

Electronic Level Sulfuric Acid Joint Venture. On October 19, 2022, Martin ELSA Investment LLC, our affiliate, entered into definitive agreements with Samsung C&T America, Inc. and Dongjin USA, Inc., an affiliate of Dongjin Semichem Co., Ltd., to form DSM Semichem LLC (“DSM”). DSM will produce and distribute electronic level sulfuric acid (“ELSA”). By leveraging our existing assets located in Plainview, Texas and installing additional facilities (the “ELSA Facility”) as required, DSM will produce ELSA that meets the strict quality standards required by the recent advances in semiconductor manufacturing. In addition to owning a 10% non-controlling interest in DSM, we will be the exclusive provider of feedstock to the ELSA Facility. We, through our affiliate MTI, will also provide land transportation services of the ELSA produced by DSM. The Partnership expects to fund approximately $22.5 million in aggregate capital expenditures in connection with this joint venture and the Partnership’s related services in 2023 and 2024. For the nine months ended September 30, 2023, we have funded approximately $4.6 million toward Elsa related project costs.

Subsequent Events

Quarterly Distribution. On October 18, 2023, we declared a quarterly cash distribution of $0.005 per common unit for the third quarter of 2023, or $0.020 per common unit on an annualized basis, which will be paid on November 14, 2023 to unitholders of record as of November 7, 2023.

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

•operating a butane optimization business;

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

Related Party Agreements

The Omnibus Agreement requires us to reimburse Martin Resource Management Corporation for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management Corporation for $43.2 million of direct costs and expenses for the three months ended September 30, 2023 compared to $40.8 million for the three months ended September 30, 2022. We reimbursed Martin Resource Management Corporation for $122.7 million of direct costs and expenses for the nine months ended September 30, 2023 compared to $120.1 million for the nine months ended September 30, 2022. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management Corporation for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.  In each of the three months ended September 30, 2023 and 2022, the Conflicts Committee approved reimbursement amounts of $3.5 million and $3.4 million, respectively. In each of the nine months ended September 30, 2023 and 2022, the Conflicts Committee approved reimbursement amounts of $10.5 million and $10.1 million, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management Corporation provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management Corporation’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management Corporation also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

Commercial

We have been and anticipate that we will continue to be both a significant customer and supplier of products and services offered by Martin Resource Management Corporation. In the aggregate, the impact of related party transactions included in total costs and expenses accounted for approximately 29% and 18% of our total costs and expenses during the three months ended September 30, 2023 and 2022, respectively. In the aggregate, the impact of related party transactions included in total costs and expenses accounted for approximately 23% and 18% of our total costs and expenses during the nine months ended September 30, 2023 and 2022, respectively.

Correspondingly, Martin Resource Management Corporation is one of our significant customers. Our sales to Martin Resource Management Corporation accounted for approximately 15% and 10% of our total revenues for the three months ended September 30, 2023 and 2022, respectively. Our sales to Martin Resource Management Corporation accounted for approximately 13% and 9% of our total revenues for the nine months ended September 30, 2023 and 2022, respectively.

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

The following tables reconcile the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the three and nine months ended September 30, 2023 and 2022, which represents EBITDA, adjusted EBITDA, adjusted EBITDA after giving effect to the exit of the butane optimization business, distributable cash flow, and adjusted free cash flow:

Reconciliation of Net Loss to EBITDA, Adjusted EBITDA, and Adjusted EBITDA After Giving Effect to the Exit of the Butane Optimization Business

	Three Months Ended September 30,		Nine Months Ended September 30,

	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net loss	$(1,061)	$(28,043)	$(5,066)	$(9,959)
Adjustments:
Interest expense	14,994	13,906	45,914	39,181
Income tax expense	788	1,891	3,619	5,469
Depreciation and amortization	12,223	13,721	37,671	43,007
EBITDA	26,944	1,475	82,138	77,698
Adjustments:
Gain on disposition or sale of property, plant and equipment	(811)	(790)	(1,096)	(1,050)
Loss on extinguishment of debt	—	—	5,121	—
Lower of cost or net realizable value and other non-cash adjustments	—	18,084	(12,850)	20,326
Unit-based compensation	37	46	127	125
Adjusted EBITDA	$26,170	$18,815	$73,440	$97,099
Adjustments:
Less: net loss associated with butane optimization business	—	20,032	2,255	15,280
Plus: lower of cost or net realizable value and other non-cash adjustments	—	$(18,457)	12,850	(18,826)
Adjusted EBITDA after giving effect to the exit of the butane optimization business	$26,170	$20,390	$88,545	$93,553

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA, Adjusted EBITDA After Giving Effect to the Exit of the Butane Optimization Business, Distributable Cash Flow, and Adjusted Free Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,

	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net cash provided by (used in) operating activities	$7,291	$(45,207)	$106,065	$(16,756)
Interest expense [1]	13,623	13,118	41,108	36,825
Current income tax expense	333	584	1,297	1,858
Lower of cost or net realizable value and other non-cash adjustments	—	18,084	(12,850)	20,326
Commodity cash flow hedging gains reclassified to earnings	—	167	—	901
Net cash paid for closed commodity derivative positions included in AOCI	—	—	—	(85)
Changes in operating assets and liabilities which (provided) used cash:
Accounts and other receivables, inventories, and other current assets	(5,983)	(5,651)	(98,485)	59,250
Trade, accounts and other payables, and other current liabilities	11,155	38,691	35,285	(4,104)
Other	(249)	(971)	1,020	(1,116)
Adjusted EBITDA	26,170	18,815	73,440	97,099
Adjustments:
Less: net loss associated with butane optimization business	—	20,032	2,255	15,280
Plus: lower of cost or net realizable value and other non-cash adjustments	—	(18,457)	12,850	(18,826)
Adjusted EBITDA after giving effect to the exit of the butane optimization business	26,170	20,390	88,545	93,553
Adjustments:
Interest expense	(14,994)	(13,906)	(45,914)	(39,181)
Income tax expense	(788)	(1,891)	(3,619)	(5,469)
Deferred income taxes	455	1,307	2,322	3,611
Amortization of debt discount	600	—	1,600	—
Amortization of deferred debt issuance costs	771	788	3,206	2,356
Payments for plant turnaround costs	(1,706)	(2,662)	(2,367)	(4,262)
Maintenance capital expenditures	(5,516)	(5,994)	(19,588)	(14,548)
Distributable cash flow	4,992	(1,968)	24,185	36,060
Principal payments under finance lease obligations	—	(61)	(9)	(180)
Expansion capital expenditures	(3,444)	(926)	(6,126)	(5,482)
Adjusted free cash flow	$1,548	$(2,955)	$18,050	$30,398

1 Net of amortization of debt issuance costs and discount, which are included in interest expense but not included in net cash provided by (used in) operating activities.

Results of Operations

    The results of operations for the three and nine months ended September 30, 2023 and 2022 have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the three and nine months ended September 30, 2023 and 2022.  The results of operations for these interim periods are not necessarily indicative of the results of operations which might be expected for the entire year.

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

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended September 30, 2023	(in thousands)
Terminalling and storage	$23,973	$(1,771)	$22,202	$3,107	$(1,750)	$1,357
Transportation	58,541	(3,318)	55,223	6,677	(3,354)	3,323
Sulfur services	32,577	—	32,577	2,743	3,250	5,993
Specialty products	66,720	(25)	66,695	6,014	1,854	7,868
Indirect selling, general and administrative	—	—	—	(3,837)	—	(3,837)
Total	$181,811	$(5,114)	$176,697	$14,704	$—	$14,704

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended September 30, 2022	(in thousands)
Terminalling and storage	$23,034	$(3,046)	$19,988	$(47)	$(2,999)	$(3,046)
Transportation	63,514	(4,521)	58,993	12,073	(4,545)	7,528
Sulfur services	28,868	—	28,868	(6,676)	2,733	(3,943)
Specialty products	121,483	(27)	121,456	(13,334)	4,811	(8,523)
Indirect selling, general and administrative	—	—	—	(4,260)	—	(4,260)
Total	$236,899	$(7,594)	$229,305	$(12,244)	$—	$(12,244)

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Nine Months Ended September 30, 2023	(in thousands)
Terminalling and storage	$71,798	$(7,054)	$64,744	$10,661	$(7,004)	$3,657
Transportation	178,875	(13,179)	165,696	25,135	(13,288)	11,847
Sulfur services	108,586	—	108,586	12,582	9,308	21,890
Specialty products	277,895	(59)	277,836	13,089	10,984	24,073
Indirect selling, general and administrative	—	—	—	(11,929)	—	(11,929)
Total	$637,154	$(20,292)	$616,862	$49,538	$—	$49,538

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Nine Months Ended September 30, 2022	(in thousands)
Terminalling and storage	$69,027	$(9,219)	$59,808	$(258)	$(9,121)	$(9,379)
Transportation	176,313	(14,778)	161,535	30,304	(14,833)	15,471
Sulfur services	144,944	—	144,944	15,110	7,784	22,894
Specialty products	409,310	(95)	409,215	2,311	16,170	18,481
Indirect selling, general and administrative	—	—	—	(12,772)	—	(12,772)
Total	$799,594	$(24,092)	$775,502	$34,695	$—	$34,695

Terminalling and Storage Segment

Comparative Results of Operations for the Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,		Variance	Percent Change
	2023	2022
	(In thousands, except BBL per day)

Revenues	$23,973	$23,034	$939	4%
Cost of products sold	23	6	17	283%
Operating expenses	15,078	16,418	(1,340)	(8)%
Selling, general and administrative expenses	628	457	171	37%
Depreciation and amortization	5,102	6,200	(1,098)	(18)%
	3,142	(47)	3,189	6,785%
Other operating loss, net	(35)	—	(35)
Operating income (loss)	$3,107	$(47)	$3,154	6,711%

Shore-based throughput volumes (gallons)	40,655	14,658	25,997	177%
Smackover refinery throughput volumes (guaranteed minimum BBL per day)	6,500	6,500	—	—%

Revenues. Revenues increased $0.9 million, of which $0.8 million was primarily a result of increased fuel throughput at our shore-based terminals. In addition, revenue at our specialty terminals increased $0.5 million primarily as a result of higher throughput and storage revenue as a result of contractually prescribed, index-based fee adjustments. Revenue at our Smackover refinery decreased $0.7 million as a result of decreased pipeline revenue of $1.4 million, offset by increases in throughput revenue of $0.3 million and reservation fees of $0.3 million.

Operating expenses. Operating expenses decreased primarily as a result of lease expense of $1.4 million and natural gas utilities of $0.6 million, offset by increased insurance premiums of $0.3 million and employee related expenses of $0.1 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased primarily due to employee-related expenses.

Depreciation and amortization. The decrease in depreciation and amortization is primarily the result of asset disposals, offset by capital expenditures.

Other operating loss, net. Other operating loss, net represents gains and losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,		Variance	Percent Change
	2023	2022
	(In thousands, except BBL per day)

Revenues	$71,798	$69,027	$2,771	4%
Cost of products sold	54	15	39	260%
Operating expenses	43,318	47,372	(4,054)	(9)%
Selling, general and administrative expenses	1,510	1,491	19	1%
Depreciation and amortization	15,896	20,372	(4,476)	(22)%
	11,020	(223)	11,243	5,042%
Other operating loss, net	(359)	(35)	(324)	(926)%
Operating income (loss)	$10,661	$(258)	$10,919	4,232%

Shore-based throughput volumes (gallons)	126,438	42,201	84,237	200%
Smackover refinery throughput volumes (guaranteed minimum) (BBL per day)	6,500	6,500	—	—%

Revenues. Revenues increased $2.8 million, of which $2.6 million was primarily a result of increased fuel throughput at our shore-based terminals. In addition, revenue at our specialty terminals increased $1.3 million primarily as a result of higher throughput and storage revenue resulting from contractually prescribed, index-based fee adjustments. Revenue at our Smackover refinery decreased $1.3 million as a result of decreased pipeline revenue of $4.2 million, offset by increases in natural gas surcharge revenue of $1.2 million, reservation fees of $0.9 million, and throughput revenue of $0.8 million.

Operating expenses. Operating expenses decreased primarily as a result of lease expense of $4.1 million and natural gas utilities of $0.3 million, offset by increased employee-related expenses of $0.4 million.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased primarily due to employee-related expenses.

Depreciation and amortization. The decrease in depreciation and amortization is primarily the result of asset disposals, offset by capital expenditures.

Other operating loss, net. Other operating loss, net represents gains and losses from the disposition of property, plant and equipment.

Transportation Segment

Comparative Results of Operations for the Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,		Variance	Percent Change
	2023	2022
	(In thousands)
Revenues	$58,541	$63,514	$(4,973)	(8)%
Operating expenses	46,465	46,499	(34)	—%
Selling, general and administrative expenses	2,571	1,962	609	31%
Depreciation and amortization	3,674	3,598	76	2%
	5,831	11,455	(5,624)	(49)%
Other operating income, net	846	618	228	37%
Operating income	$6,677	$12,073	$(5,396)	(45)%

Marine Transportation Revenues. Inland revenues increased $1.4 million, primarily related to higher transportation rates, offset by a decrease in utilization associated with equipment repairs and regulatory inspections. Additionally, there was a decline in pass-through revenue (primarily fuel) of $0.6 million.

Land Transportation Revenues. Revenue decreased $1.8 million, primarily due to an 8% decrease in miles, offset by a 22% increase in load count. Additionally, ancillary revenue decreased $4.0 million.

Operating expenses. Operating expenses remained relatively consistent.

Selling, general and administrative expenses. Selling, general and administrative expenses increased primarily due to employee-related expenses.

Depreciation and amortization. Depreciation and amortization remained relatively consistent.

Other operating income, net. Other operating income, net represents gains and losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,		Variance	Percent Change
	2023	2022
	(In thousands)
Revenues	$178,875	$176,313	$2,562	1%
Operating expenses	136,940	130,229	6,711	5%
Selling, general and administrative expenses	7,101	5,920	1,181	20%
Depreciation and amortization	11,196	10,761	435	4%
	$23,638	$29,403	$(5,765)	(20)%
Other operating income, net	1,497	901	596	66%
Operating income	$25,135	$30,304	$(5,169)	(17)%

Marine Transportation Revenues. Inland revenues increased $6.2 million, primarily related to higher transportation rates coupled with a decrease in pass-through revenue (primarily fuel) of $2.1 million.

Land Transportation Revenues. Revenue increased $5.5 million primarily due to a 29% increase in load count combined with a 1% increase in total miles, offset by a decrease in ancillary revenue of $7.1 million.

Operating expenses. The increase in operating expenses is primarily a result of employee-related expenses of $4.8 million, lease expense of $3.6 million, repairs and maintenance of $2.9 million and insurance premiums of $1.2 million, offset by pass-through expenses (primarily fuel) of $5.2 million and recruitment expenses of $0.4 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased primarily due to higher employee-related expenses.

Depreciation and amortization. Depreciation and amortization increased as a result of capital expenditures, offset by disposals.

Other operating income, net. Other operating income, net represents gains and losses from the disposition of property, plant and equipment.

Sulfur Services Segment

Comparative Results of Operations for the Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,		Variance	Percent Change
	2023	2022
	(In thousands)
Revenues:
Services	$3,358	$3,085	$273	9%
Products	29,219	25,783	3,436	13%
Total revenues	32,577	28,868	3,709	13%

Cost of products sold	21,972	27,201	(5,229)	(19)%
Operating expenses	3,510	3,978	(468)	(12)%
Selling, general and administrative expenses	1,713	1,509	204	14%
Depreciation and amortization	2,639	2,786	(147)	(5)%
	2,743	(6,606)	9,349	142%
Other operating loss, net	—	(70)	70	100%
Operating income (loss)	$2,743	$(6,676)	$9,419	141%

Sulfur (long tons)	155	95	60	63%
Fertilizer (long tons)	58	24	34	142%
Total sulfur services volumes (long tons)	213	119	94	79%

Services revenues.  Services revenues increased as a result of a contractually prescribed, index-based fee adjustment.

Products revenues.  Products revenues decreased $9.5 million as a result of a 37% drop in average sulfur services sales prices, offset by an increase of $12.9 million due to a 79% increase in sales volumes, primarily related to a 142% increase in fertilizer volumes.

Cost of products sold.  A 55% decrease in product cost impacted cost of products sold by $14.9 million, resulting from a drop in commodity prices. A 79% increase in sales volumes resulted in an offsetting increase in cost of products sold of $9.7 million.  Margin per ton increased $45.94, or 386%.

Operating expenses.  Operating expenses decreased due to decreases in insurance claims of $0.3 million and outside towing of $0.2 million. There were no other individually significant fluctuations between periods.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased primarily due to higher employee-related expenses.

Depreciation and amortization.  Depreciation and amortization decreased largely due to the sale of the Stockton assets in the fourth quarter of 2022.

Other operating loss, net.  Other operating income, net represents gains and losses on the disposition of property, plant and equipment.

Comparative Results of Operations for the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,		Variance	Percent Change
	2023	2022
	(In thousands)
Revenues:
Services	$10,073	$9,253	$820	9%
Products	98,513	135,691	(37,178)	(27)%
Total revenues	108,586	144,944	(36,358)	(25)%

Cost of products sold	74,062	105,640	(31,578)	(30)%
Operating expenses	9,595	11,233	(1,638)	(15)%
Selling, general and administrative expenses	4,292	4,550	(258)	(6)%
Depreciation and amortization	8,072	8,377	(305)	(4)%
	12,565	15,144	(2,579)	(17)%
Other operating income (loss), net	17	(34)	51	150%
Operating income	$12,582	$15,110	$(2,528)	(17)%

Sulfur (long tons)	352	327	25	8%
Fertilizer (long tons)	192	170	22	13%
Total sulfur services volumes (long tons)	544	497	47	9%

Services revenues.  Services revenues increased as a result of a contractually prescribed, index-based fee adjustment.

Products revenues.  Products revenues decreased $45.7 million as a result of a 34% drop in average sulfur products sales prices. Products revenues increased $8.5 million due to a 9% increase in sales volumes, primarily related to a 13% increase in fertilizer volumes.

Cost of products sold.  A 36% decrease in product cost impacted cost of products sold by $38.0 million, resulting from a drop in commodity prices. A 9% increase in sales volumes resulted in an increase in cost of products sold of $6.4 million.  Margin per ton decreased $15.52, or 26%.

Operating expenses.  Operating expenses decreased due to decreases in outside towing of $0.7 million, marine fuel and lube expense of $0.6 million, insurance claims of $0.5 million, and repairs and maintenance of $0.3 million offset by an increase in utilities of $0.3 million. There were no other individually significant fluctuations between periods.

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

Specialty Products Segment

Comparative Results of Operations for the Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,		Variance	Percent Change
	2023	2022
	(In thousands)
Products revenues	$66,720	$121,484	$(54,764)	(45)%
Cost of products sold	58,177	131,790	(73,613)	(56)%
Operating expenses	23	26	(3)	(12)%
Selling, general and administrative expenses	1,698	2,107	(409)	(19)%
Depreciation and amortization	808	1,137	(329)	(29)%
	6,014	(13,576)	19,590	144%
Other operating income, net	—	242	(242)	(100)%
Operating income (loss)	$6,014	$(13,334)	$19,348	145%

NGL sales volumes (Bbls)	509	1,180	(671)	(57)%
Other specialty products volumes (Bbls)	106	110	(4)	(4)%
Total specialty products volumes (Bbls)	615	1,290	(675)	(52)%

    Products Revenues. Product revenues decreased $28.4 million as a result of the exit of the butane optimization business in the second quarter 2023. For the remaining products, sales volumes decreased 26%, lowering revenues by $22.9 million, primarily related to a 29% decrease in NGL sales volumes. Our average sales price per barrel decreased $4.19, or 4%, decreasing revenues by $3.5 million.

Cost of products sold.  Cost of products sold decreased $47.9 million as a result of the exit of the butane optimization business in the second quarter of 2023. For the remaining products, the decrease in sales volumes of 26% resulted in a $20.0 million reduction to cost of products sold. Our average cost per barrel decreased $6.92, or 7%, decreasing cost of products sold by $5.7 million.  Our margins increased $2.72 per barrel, or 24%, during the period.

Operating expenses. Operating expenses remained consistent.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased primarily due to the exit of the butane optimization business in the second quarter of 2023.

    Depreciation and amortization. Depreciation and amortization decreased due to certain assets becoming fully depreciated during the fourth quarter of 2022.

Other operating income, net.  Other operating income, net represents gains and losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,		Variance	Percent Change
	2023	2022
	(In thousands)
Products revenues	$277,895	$409,310	$(131,415)	(32)%
Cost of products sold	256,898	396,865	(139,967)	(35)%
Operating expenses	55	98	(43)	(44)%
Selling, general and administrative expenses	5,287	6,757	(1,470)	(22)%
Depreciation and amortization	2,507	3,497	(990)	(28)%
	13,148	2,093	11,055	528%
Other operating income (loss), net	(59)	218	(277)	(127)%
Operating income	$13,089	$2,311	$10,778	466%

NGL sales volumes (Bbls)	3,027	3,930	(903)	(23)%
Other specialty products volumes (Bbls)	280	311	(31)	(10)%
Total specialty products volumes (Bbls)	3,307	4,241	(934)	(22)%

    Products Revenues.  Product revenues decreased $46.3 million as a result of the exit of the butane optimization business in the second quarter of 2023. For the remaining products, sales volumes decreased 22%, lowering revenues by $58.8 million, primarily related to a 24% decrease in NGL sales volumes. Products revenues decreased $26.3 million as a result of a 9% drop in average specialty products sales prices.

Cost of products sold.  Cost of products sold decreased $58.1 million as a result of the exit of the butane optimization business in the second quarter of 2023. For the remaining products, an 11% decrease in product cost impacted cost of products sold by $29.6 million, resulting from a drop in commodity prices. A 22% reduction in sales volumes resulted in an additional decrease in cost of products sold of $52.3 million.

Operating expenses. Operating expenses remained consistent.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased primarily due to the exit of the butane optimization business in the second quarter of 2023.

Depreciation and amortization. Depreciation and amortization decreased due to certain assets becoming fully depreciated during the fourth quarter of 2022.

Other operating income (loss), net.  Other operating income (loss), net represents gains and losses from the disposition of property, plant and equipment.

Interest Expense

Comparative Components of Interest Expense, Net for the Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,		Variance	Percent Change
	2023	2022
	(In thousands)
Credit facility	$1,608	$2,695	$(1,087)	(40)%
Senior notes	11,756	9,830	1,926	20%
Amortization of deferred debt issuance costs	771	788	(17)	(2)%
Amortization of debt discount	600	—	600
Other	277	592	(315)	(53)%
Finance leases	—	1	(1)	(100)%
Capitalized interest	(18)	—	(18)
Total interest expense, net	$14,994	$13,906	$1,088	8%

Comparative Components of Interest Expense, Net for the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,		Variance	Percent Change
	2023	2022
	(In thousands)
Credit facility	$6,333	$6,281	$52	1%
Senior notes	33,596	28,966	4,630	16%
Amortization of deferred debt issuance costs	3,206	2,356	850	36%
Amortization of debt discount	1,600	—	1,600
Other	1,208	1,571	(363)	(23)%
Finance leases	—	7	(7)	(100)%
Capitalized interest	(29)	—	(29)
Total interest expense, net	$45,914	$39,181	$6,733	17%

Indirect Selling, General and Administrative Expenses

	Three Months Ended September 30,		Variance	Percent Change	Nine Months Ended September 30,		Variance	Percent Change
	2023	2022			2023	2022
	(In thousands)				(In thousands)
Indirect selling, general and administrative expenses	$3,837	$4,260	$(423)	(10)%	$11,929	$12,772	$(843)	(7)%

    Indirect selling, general and administrative expenses decreased for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 as a result of decreased employee-related expenses. Indirect selling, general and administrative expenses decreased for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 as a result of decreased employee-related expenses of $1.3 million, offset by an increase in overhead expenses allocated from Martin Resource Management Corporation of $0.4 million and increased professional fees of $0.1 million.

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

    Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. The Conflicts Committee of our general partner approved the following reimbursement amounts during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Variance	Percent Change	Nine Months Ended September 30,		Variance	Percent Change
	2023	2022			2023	2022
	(In thousands)				(In thousands)
Conflicts Committee approved reimbursement amount	$3,496	$3,373	$123	4%	$10,487	$10,118	$369	4%

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

Cash Flows - Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

    The following table details the cash flow changes between the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Variance	Percent Change
	2023	2022
	(In thousands)
Net cash provided by (used in):
Operating activities	$106,065	$(16,756)	$122,821
Investing activities	(22,478)	(23,072)	594	3%
Financing activities	(83,578)	39,821	(123,399)
Net increase (decrease) in cash and cash equivalents	$9	$(7)	$16	229%

    Net cash provided by (used in) operating activities. The increase in net cash provided by operating activities for the nine months ended September 30, 2023 includes an increase in operating results and other non-cash charges of $6.6 million combined with a favorable variance in cash flows associated with changes in working capital of $116.2 million, which includes $107.3 million related to the liquidation of working capital associated with our butane optimization business and will be non-recurring in future reporting periods.

    Net cash used in investing activities. Net cash used in investing activities for the nine months ended September 30, 2023 decreased $0.6 million. A decrease in cash used of $2.4 million resulted from lower payments for capital expenditures and plant turnaround costs in 2023. In addition, net proceeds from the sale of property, plant and equipment increased $3.0 million.

    Net cash (used in) provided by financing activities. Net cash (used in) provided by financing activities for the nine months ended September 30, 2023 increased primarily as a result of a $110.4 million increase in net payments of long-term borrowings. Additionally, payments of debt issuance costs increased $14.2 million.

Total Contractual Obligations

A summary of our total contractual cash obligations as of September 30, 2023, is as follows:

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Credit facility	$62,500	$—	$—	$62,500	$—
11.5% senior secured notes, due 2028	400,000	—	—	400,000	—
Operating leases	70,402	18,175	29,953	16,436	5,838
Interest payable on fixed long-term debt obligations	200,426	46,000	92,000	62,426	—
Total contractual cash obligations	$733,328	$64,175	$121,953	$541,362	$5,838

The interest payable under our credit facility is not reflected in the above table because such amounts depend on the outstanding balances and interest rates, which vary from time to time.

Letters of Credit.  At September 30, 2023, we had outstanding irrevocable letters of credit in the amount of $9.4 million, which were issued under our credit facility.

Off-Balance Sheet Arrangements.  We do not have any off-balance sheet financing arrangements.

Description of Our Indebtedness

Credit Facility

At September 30, 2023, we maintained a $175.0 million credit facility that matures on February 8, 2027. As of September 30, 2023, we had $62.5 million outstanding under the credit facility and $9.4 million of outstanding irrevocable letters of credit, leaving a maximum available amount to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $103.1 million. After giving effect to our then current borrowings, letters of credit, and the financial covenants contained in our credit facility, we had the ability to borrow approximately $84.1 million in additional amounts thereunder as of September 30, 2023.
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

The amended credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.  Prior to the credit facility amendment, the level of outstanding draws on our credit facility from January 1, 2023 through February 8, 2023 ranged from a low of $148.5 million to a high of $184.0 million. From February 8, 2023 through September 30, 2023, the level of outstanding draws on our amended credit facility ranged from a low of $57.5 million to a high of $138.0 million.

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

    The applicable margin for Adjusted Term SOFR borrowings at September 30, 2023 is 3.50%. The applicable margin for Adjusted Term SOFR borrowings effective October 18, 2023 is 3.25%.

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

    On September 30, 2023, we had cash and cash equivalents of $0.05 million and available borrowing capacity of $103.1 million under our credit facility with $62.5 million of borrowings outstanding. After giving effect to our then current borrowings, letters of credit, and the financial covenants contained in our credit facility, we had the ability to borrow approximately $84.1 million in additional amounts thereunder as of September 30, 2023. As discussed above, we amended our credit facility effective as of February 8, 2023, to, among other things, reduce the commitments thereunder from $275.0 million to $200.0 million (with further scheduled reductions to $175.0 million on June 30, 2023 and $150.0 million on June 30, 2024) and extend the scheduled maturity date of the credit facility to February 8, 2027.

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

    We are in compliance with all debt covenants as of September 30, 2023 and expect to be in compliance for the next twelve months.

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

Impact of Inflation

    Inflation did not have a material impact on our results of operations for the nine months ended September 30, 2023 or 2022. Inflation may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices for products consumed by our operations, such as diesel fuel, natural gas, chemicals, and other supplies, could adversely affect our results of operations. An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

    Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the nine months ended September 30, 2023 or 2022.

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

Our hedging strategy is designed to protect us from excessive pricing volatility. However, since we do not typically hedge 100% of our exposure, abnormal price volatility in any of these commodity markets could influence operating income. We had no outstanding hedging positions as of September 30, 2023.
For derivatives designated in cash flow hedging relationships, we record the gains and losses from the use of these instruments in accumulated other comprehensive income (loss) on the consolidated balance sheets and subsequently recognize the accumulated gains and losses into cost of products sold in the same period when the associated underlying transactions occur. At September 30, 2023, there were no unrealized gains or losses to report in accumulated other comprehensive income (loss). All other commodity derivatives are marked-to-market and recognized into cost of products sold with the offset recognized as an asset or accrued liability. See Note 9, Derivative Instruments and Hedging Activities, to the consolidated and condensed financial statements for further information on our outstanding derivatives.

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 8.93% as of September 30, 2023.  Based on the amount of unhedged floating rate debt owed by us on September 30, 2023, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $0.6 million annually.

We are not exposed to changes in interest rates with respect to our 2028 Notes as these obligations are at a fixed rate.  Based on the quoted prices for identical liabilities in markets that are not active at September 30, 2023, the estimated fair value of the 2028 Notes was $406.1 million. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of a 100 basis point increase in interest rates. Such an increase in interest rates at September 30, 2023, would result in a $12.5 million decrease in the fair value of our 2028 Notes.

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

During the three months ended September 30, 2023, no director or officer of the Partnership adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1*	Amendment No. 4 to Omnibus Agreement, dated October 17, 2023, by Martin Resource Management Corporation, the General Partner, the Partnership and the Operating Partnership
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

101	Inline Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023, formatted in Extensible Business Reporting Language: (1) the Consolidated and Condensed Balance Sheets; (2) the Consolidated and Condensed Statements of Income; (3) the Consolidated and Condensed Statements of Comprehensive Income (4) the Consolidated and Condensed Statements of Cash Flows; (5) the Consolidated and Condensed Statements of Capital (Deficit); and (6) the Notes to Consolidated and Condensed Financial Statements.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (contained in Exhibit 101).

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

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

October 24, 2023	By:	/s/ Sharon L. Taylor
Sharon L. Taylor
Executive Vice President and Chief Financial Officer