Form 10-K
period 2023-12-31
MARTIN MIDSTREAM PARTNERS L.P.
filed 2024-02-21
CIK 1176334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One	Annual Report Pursuant to Section 13 or 15(d) of the
☒	Securities Exchange Act of 1934

For the fiscal year ended	December 31, 2023
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the
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

Yes ☒      No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                        No ☒

    As of June 30, 2023, 38,914,806 common units were outstanding.  The aggregate market value of the common units held by non-affiliates of the registrant as of such date approximated $87,464,649 based on the closing sale price on that date.  There were 39,001,086 of the registrant’s common units outstanding as of February 21, 2024.

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

•Terminalling, processing, and storage services for petroleum products and by-products;

•Land and marine transportation services for petroleum products and by-products, chemicals, and specialty products;

•Sulfur and sulfur-based products processing, manufacturing, marketing, and distribution; and

•Marketing, distribution, and transportation services for natural gas liquids ("NGL") and blending and packaging services for specialty lubricants and grease.

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

    We were formed in 2002 by Martin Resource Management Corporation, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management Corporation has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management Corporation is an important supplier and customer of ours. As of December 31, 2023, Martin Resource Management Corporation owned 15.7% of our total outstanding common limited partner units. Furthermore, on December 28, 2021, Martin Resource Management Corporation indirectly acquired, through its wholly owned subsidiary, Martin Resource LLC, the remaining 49% voting interest (50% economic interest) in MMGP Holdings, LLC ("Holdings"), which is the sole member of Martin Midstream GP LLC ("MMGP"), our general partner. Such interests were previously held by certain affiliated investment funds managed by Alinda Capital Partners, which sold the interests to Senterfitt Holdings Inc. (“Senterfitt”) on November 23, 2021. At such time, Senterfitt granted Martin Resource LLC the right to purchase such interests for a period of ten years, which right was exercised on December 28, 2021. As a result, Martin Resource Management Corporation indirectly owns 100% of MMGP. Martin Resource Management Corporation directs our business operations through its ownership of our general partner. MMGP owns a 2.0% general partner interest in us, and, until November 23, 2021, MMGP owned all of our incentive distribution rights. On November 23, 2021, MMGP contributed to us all of our incentive distribution rights for no consideration, whereupon the incentive distribution rights were cancelled and cease to exist.

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

Primary Business Segments

Our primary business segments can be generally described as follows:

•Terminalling and Storage.  We own or operate 12 marine shore-based terminal facilities and 9 specialty terminal facilities located primarily in the Gulf Coast region of the U.S. with aggregate storage capacity of 2.6 million barrels. Further, we own approximately 2.3 million barrels of underground storage capacity for NGLs. We store NGLs for wholesale deliveries to refineries, industrial NGL users and propane retailers in the southern U.S. We provide storage, refining, and handling services for producers and suppliers of petroleum products and by-products, including the refining of naphthenic crude oil. Our facilities and resources provide us with the ability to handle various products that require specialized treatment, such as molten sulfur and asphalt. We also provide land rental to oil and gas companies along with storage and handling services for lubricants and fuels through our shore-based terminals. We provide these terminalling and storage services on a fixed-fee basis and a significant portion of the contracts in this segment provide for minimum fee arrangements that are not based on the volumes handled. We believe that our terminalling, processing and storage for petroleum products and by-products would be difficult for our customers or competitors to replicate.

•Transportation.  We operate a fleet of both land transportation and marine transportation assets that transport petroleum products and by-products, petrochemicals, and chemicals. Our land transportation assets include approximately 760 trucks and 1,425 tank trailers which are based across 25 terminals strategically located throughout the U.S. Gulf Coast and southeastern U.S. Our marine transportation assets include 27 inland marine tank barges, 15 inland push boats and one articulated offshore tug and barge unit that primarily operate coastwise along the Gulf of Mexico and on the U.S. inland waterway system, primarily between domestic ports along the Gulf of Mexico, the Intracoastal Waterway, the Mississippi River system and the Tennessee-Tombigbee Waterway system. Our "refinery and petrochemical services" model is focused on transportation of heavy tank bottoms (by-products) and other petroleum products, hauling NGLs, molten sulfur, sulfuric acid, paper mill liquids, chemicals, and numerous other bulk liquid commodities from refineries and petrochemical production locations to end markets. We provide these transportation services on a fee basis, and many of our customers have long standing contractual relationships with us. We believe our modernized asset base is attractive both to our existing customers as well as potential new customers. In addition, our marine fleet contains several vessels that reflect our focus on specialty products.

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

•Specialty Products.  We own and operate facilities dedicated to both the blending and packaging of private label agricultural, automotive, and industrial lubricants, and the manufacture and packaging of commercial and industrial greases. We sell and distribute NGLs that we primarily purchase from refineries and natural gas processors. We store and transport NGLs for wholesale deliveries to industrial NGL users and propane retailers in the southeastern U.S.

Significant Recent Developments

Electronic Level Sulfuric Acid Joint Venture. On October 19, 2022, Martin ELSA Investment LLC, our affiliate, entered into definitive agreements with Samsung C&T America, Inc. and Dongjin USA, Inc., an affiliate of Dongjin Semichem Co., Ltd., to form DSM Semichem LLC (“DSM”). DSM will produce and distribute Electronic Level Sulfuric Acid (“ELSA”). By leveraging our existing assets located in Plainview, Texas and installing additional facilities (the “ELSA Facility”) as required, DSM will produce ELSA that meets the strict quality standards required by the recent advances in semiconductor manufacturing. In addition to owning a 10% non-controlling interest in DSM, we will be the exclusive provider of feedstock to the ELSA Facility. We, through our affiliate Martin Transport, Inc. ("MTI"), will also provide land transportation services of the ELSA produced by DSM. We expect to fund approximately $25.5 million in aggregate capital expenditures in connection with this joint venture and our related services. As of December 31, 2023, we have funded approximately $8.6 million toward ELSA-related project costs.

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

Issuance of 2028 Notes to Refinance Existing Secured Notes. On February 8, 2023, we completed the sale of $400.0 million in aggregate principal amount of our 2028 Notes. We used the proceeds of the 2028 Notes to complete the tender offers for substantially all of our 2024 Notes and 2025 Notes, redeem all 2024 Notes and 2025 Notes that were not validly tendered, repay a portion of the indebtedness under our credit facility, and pay fees and expenses in connection with the foregoing. Simultaneously with the issuance of the 2028 Notes, we amended our credit facility to, among other things, reduce the commitments thereunder from $275.0 million to $200.0 million (with further scheduled reductions to $175.0 million on June 30, 2023 and $150.0 million on June 30, 2024) and extend the scheduled maturity date of the credit facility to February 8, 2027.

Subsequent Events

Quarterly Distribution. On January 23, 2024, we declared a quarterly cash distribution of $0.005 per common unit for the fourth quarter of 2023, or $0.02 per common unit on an annualized basis, which was paid on February 14, 2024 to unitholders of record as of February 7, 2024.

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

•Spur Internal Organic Growth by Attracting New Customers and Expanding Services Provided to Existing Customers. Opportunities exist to expand our customer base and provide additional services and products to existing customers. We generally begin a relationship with a customer by transporting, storing or marketing a limited range of products and services. Expanding our customer base and our service and product offerings to existing customers is an efficient and cost-effective method of achieving organic growth in revenues and cash flow. We plan to focus on growth in our business segments with a stronger economic outlook.

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

Terminalling and Storage Segment

Specialty Terminal Operations

We own or operate nine terminalling facilities providing storage, handling and transportation of various petroleum products and by-products. The locations and capabilities of our terminals are structured to complement our other businesses and reflect our strategy to provide a broad range of integrated services in the storage, handling and transportation of products. We developed our terminalling and storage assets by acquisition and upgrades of existing facilities as well as developing our own properties strategically located near rail, waterways and pipelines. We anticipate further expansion of our terminalling facilities primarily through organic growth.

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

The following is a summary description of our non shore-based specialty terminals:

Terminal	Location	Aggregate Capacity (barrels)	Products	Description
Smackover Refinery	Smackover, Arkansas	7,700 per day; 275,000 of crude bulk storage; 647,000 of lubricant storage	Naphthenic lubricants, distillates, asphalt, crude oil	Naphthenic rude refining facility
Hondo Asphalt	Hondo, Texas	182,000	Asphalt	Asphalt processing and storage
South Houston Asphalt	Houston, Texas	95,000	Asphalt	Asphalt processing and storage
Port Neches Asphalt	Port Neches, Texas	17,500	Asphalt	Asphalt processing and storage
Omaha Asphalt	Omaha, Nebraska	112,000	Asphalt	Asphalt processing and storage
Spindletop	Beaumont, Texas	91,000	Natural gasoline	Pipeline receipts and shipments

Shore-Based Terminal Operations

We own or operate 12 marine shore-based terminals along the U.S. Gulf Coast from Theodore, Alabama to Corpus Christi, Texas.   Our terminalling assets are located at strategic distribution points for the products we handle and are in close proximity to our customers. We are one of the largest operators of marine shore-based terminals in the Gulf Coast region of the U.S. These terminals are used to distribute and market fuel and lubricants. Additionally, full service terminals also provide shore bases for companies that are operating in the offshore exploration and production industry. Customers are primarily oil and gas exploration and production companies and oilfield service companies, such as drilling fluid companies, marine transportation companies and offshore construction companies. Shore bases typically provide logistical support, including the storage and handling of tubular goods, loading and unloading bulk materials, providing facilities from which major and independent oil companies can communicate with and control offshore operations and leasing dockside facilities to companies which provide complementary products and services such as drilling fluids and cementing services. These contracts generally provide us a fixed land rental fee and additional rental fees that are determined based on a percentage of the sales value of the products and services delivered from the shore base. In addition, Martin Resource Management Corporation, through terminalling service agreements, pays us for terminalling and storage of fuels and lubricants at these terminal facilities and includes a provision for minimum volume throughput requirements.

Our marine shore-based terminal operations are divided into two classes of terminals: (i) full service terminals and (ii) fuel and lubricant terminals.

Full Service Terminals.  We own or operate three full service terminals. These facilities provide logistical support services and storage and handling services for fuel and lubricants.  The significant difference between our full service terminals and our fuel and lubricant terminals is that our full service terminals generate additional revenues by providing shore bases to support our customers' operating activities related to the offshore exploration and production industry. One typical use for our shore bases is for drilling fluids manufacturers to manufacture and sell drilling fluids to the offshore drilling industry. Offshore drilling companies may also set up service facilities at these terminals to support their offshore operations. Customers of our full service terminals are primarily oil and gas exploration and production companies, oilfield service companies such as drilling fluids companies, marine transportation companies and offshore construction companies.

    The following is a summary description of our full service terminals:

Terminal	Location	Aggregate Capacity (barrels)	End of Lease (Including Options)
Harbor Island [1]	Port Aransas, Texas	5,200	December 2039
Pelican Island	Galveston, Texas	83,000	Own
Theodore	Theodore, Alabama	19,900	Own

1 A portion of this terminal is owned.

Fuel and Lubricant Terminals.  We own or operate nine fuel and lubricant terminals located in the Gulf Coast region of the U.S. that provide storage and handling services for lubricants and fuel oil.

    The following is a summary description of our fuel and lubricant terminals at:

Terminal	Location	Aggregate Capacity (barrels)	End of Lease (Including Options)
Amelia	Amelia, Louisiana	13,000	August 2028
Dock 193 [2]	Gueydan, Louisiana	11,000	May 2024
Fourchon	Fourchon, Louisiana	80,900	May 2027
Fourchon 16	Fourchon, Louisiana	15,200	July 2048
Galveston T [1]	Galveston, Texas	10,500	Own
Jennings Bulk Plant	Jennings, Louisiana	7,600	Own
Lake Charles T	Lake Charles, Louisiana	1,000	February 2028
Port Arthur	Port Arthur, Texas	16,400	November 2028
Sabine Pass [1]	Sabine Pass, Texas	16,000	September 2036

1 This terminal is currently in caretaker status.

2 A portion of this terminal is owned.

Underground NGL Storage Terminal Operations

Our underground NGL terminalling assets have storage and logistics capabilities for NGLs purchased primarily from major domestic oil refiners and natural gas processors.  This facility has a capacity of 2.3 million barrels for NGLs along with a railcar facility with the capacity to handle up to 24 railcars per day. These operations support the NGL marketing efforts in our specialty products division and at Martin Resource Management Corporation.

Competition in our Terminalling and Storage Segment.  We compete with independent terminal operators and major energy and chemical companies that own their own terminalling and storage facilities. Many of our customers prefer to contract with independent terminal operators rather than terminal operators owned by integrated energy and chemical companies that may have refining or marketing interests that compete with them.

Independent terminal owners generally compete on the basis of the location and versatility of terminals, service and price. A favorably located terminal has access to various cost-effective transportation modes, both to and from the terminal, such as waterways, railroads, roadways and pipelines. Terminal versatility depends upon the operator’s ability to handle diverse products, some of which have complex or specialized handling and storage requirements. The service function of a terminal includes, among other things, the safe storage of product at specified temperature, moisture and other conditions and receiving and delivering product to and from the terminal. All of these services must be in compliance with applicable environmental and other regulations.

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

Transportation Segment

Land Transportation Operations

We operate a fleet of land transportation assets comprising approximately 760 trucks and 1,425 tank trailers that transport petroleum products and by-products, petrochemicals, and chemicals. Our land transportation assets operate out of 25 strategically located terminals throughout the U.S. Gulf Coast and Southeastern U.S.

    The following is a listing of our terminals utilized in our land transportation business:

Terminal Locations
Texas	Louisiana	Arkansas	Florida
Baytown	Arcadia	West Memphis	Tampa
Beaumont	Baton Rouge	Smackover	Pace
Beaumont Lube	Bossier City	Stephens	Mulberry
Channelview	Jennings
Corpus Christi	Lake Charles	Tennessee	Other
Kilgore	Reserve	Chattanooga	Theodore, Alabama
Longview		Kingsport	Hattiesburg, Mississippi
Plainview			Kenova, West Virginia

Our major land transportation customers include energy, petrochemical, and chemical companies and Martin Resource Management Corporation. We conduct our land transportation services under fee-based transportation agreements with customers in which we have long-term relationships.

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

Marine Transportation Operations

We utilize a fleet of inland and offshore tows that provide marine transportation of petroleum products and by-products produced in oil refining. Our marine transportation business operates coastwise along the Gulf of Mexico and the east coast of the U.S., as well as on the U.S. inland waterway system, primarily between domestic ports along the Gulf of Mexico, Intracoastal Waterway, the Mississippi River system and the Tennessee-Tombigbee Waterway system. Our inland tows generally consist of one push boat and one to three tank barges, depending upon the horsepower of the push boat, the river or canal capacity and conditions, and customer requirements. Our offshore tow consists of one tugboat, with much greater horsepower than an inland push boat, and one large tank barge. We transport asphalt, fuel oil, gasoline, sulfur and other bulk liquids.

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

In addition to competitors that provide marine transportation services, we also compete with providers of other modes of transportation, such as rail, truck and, to a lesser extent, pipeline. For example, a typical two-barge tow carries a volume of product equal to approximately 80 railcars or 250 tanker trucks. Pipelines generally provide a less expensive form of transportation than marine transportation. However, pipelines are not able to transport some of the products we transport and are generally a less flexible form of transportation because they are limited to the fixed point-to-point distribution of commodities in high volumes over extended periods of time.

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

In the U.S., fertilizer is generally sold to farmers through local dealers.  These dealers are typically owned and supplied by much larger wholesale distributors. We sell to these wholesale distributors.  Our industrial sulfur products are marketed primarily in the Southern U.S., where many paper manufacturers and power plants are located.  Our products are sold in accordance with price lists that vary from state to state. These price lists are updated periodically to reflect changes in seasonal or competitive prices.  We transport our fertilizer and industrial sulfur products to our customers using third-party common carriers.  We utilize barge and rail shipments for large volume and long-distance shipments where available.

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

•Sulfuric acid. We produce Sulfuric acid at our Plainview, Texas facility. This facility processes molten sulfur to produce a dedicated supply of raw material sulfuric acid to our ammonium sulfate production plant.  The sulfuric acid produced and not consumed by the captive ammonium sulfate production is sold to third parties.

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

Competition.  We own the LaForce/Margaret Sue articulated tug and barge unit, which is one of four vessels currently used to transport molten sulfur between U.S. ports on the Gulf of Mexico and Tampa, Florida. Phosphate fertilizer manufacturers consume a majority of the sulfur produced in the U.S., which they purchase directly from both producers and resellers. As a reseller, we compete against producers and other resellers capable of accessing the required transportation and storage assets. Our sulfur-based fertilizer products compete with several large fertilizer and sulfur product manufacturers.  However, the close proximity of our manufacturing plants to our customer base is a competitive advantage for us in the markets we serve and allows us to minimize freight costs and respond quickly to customer requests. Our sulfuric acid products compete with regional producers and importers in the South and Southwest portion of the U.S. from Louisiana to California.

Seasonality.  Sales of our agricultural fertilizer products are partly seasonal as a result of increased demand during the early spring planting season

Specialty Products Segment

Lubricants and Greases Operations

In Smackover, Arkansas, we own and operate a terminal used for lubricant blending, processing, packaging, marketing and distribution. This terminal is our central hub for branded and private label packaged lubricants where we receive, package and ship heavy-duty, passenger car, and industrial lubricants to a network of retailers and distributors.

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

Terminal	Location	Aggregate Capacity	Products	Description
Martin Lubricants	Smackover, Arkansas	4.0 million gallons bulk storage	Agricultural, automotive, and industrial lubricants and grease	Lubricants packaging facility
Martin Specialty Products [1]	Kansas City, Missouri	14 million pounds of production capacity	Automotive, commercial and industrial greases	Grease manufacturing and packaging facility
Martin Specialty Products	Houston, Texas	16 million pounds of production capacity	Commercial and industrial greases	Grease manufacturing and packaging facility
Martin Specialty Products [2]	Phoenix, Arizona	6 million pounds of production capacity	Commercial and industrial greases	Grease manufacturing and packaging facility

1 This terminal contains a warehouse owned by third parties and leased under a lease that expires in December 2025 and can be extended by us for one five-year period.

2 This terminal contains a warehouse owned by third parties and leased under a lease that expires in October 2024 and can be extended by us for one five-year period.

Natural Gas Liquids Operations

NGLs are produced through natural gas processing and as a by-product of crude oil refining. NGLs include propane, natural gasoline, normal butane, iso butane and ethane. Propane is used as a petrochemical feedstock in the production of ethylene and propylene, as a fuel for heating, for industrial applications, as motor fuel and as a refrigerant.  Natural gasoline is used as a component of motor gasoline, as a petrochemical feedstock and as a diluent. Normal butane is used as a petrochemical feedstock, as a blend stock for motor gasoline and as a component in aerosol propellants.  Normal butane can also be made into iso butane through isomerization.  Iso butane is used in the production of motor gasoline, alkylation and as a component in aerosol propellants.  Ethane is almost entirely used as a petrochemical feedstock in the production of ethylene and propylene.

We purchase NGLs primarily from major domestic oil refiners and natural gas processors.  We transport NGLs using MTI's land transportation fleet or by contracting with common carriers, owner-operators and railroad tank car transportation companies. We typically enter into annual contracts with independent retail propane distributors to deliver their estimated annual volume requirements based on prevailing market prices. Dependable delivery is very important to these customers and in some cases may be more important than price. We ensure adequate supply of NGLs through:

•term purchase contracts;

•storage of NGLs;

•the transportation fleet owned by MTI; and

•product management expertise to obtain supplies when needed.

    The following is a summary description of our owned NGL facilities:

NGL Facility	Location	Capacity	Description
Wholesale terminals	Arcadia, Louisiana	2,300,000 barrels	Underground and above ground NGL storage terminal
Rail terminal	Arcadia, Louisiana	24 railcars per day	Railcar loading and unloading facility
Spindletop storage facility	Beaumont, Texas	91,000 barrels	Above ground storage tank and pipeline connections

Our NGL customers consist of industrial processors and retail propane distributors. The majority of our NGL volumes are sold to refiners and industrial processors.

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

•providing crude oil marketing and transportation from the wellhead to the end market;

•operating an environmental consulting company;

•operating a butane optimization business;

•supplying employees and services for the operation of our business; and

•operating, solely for our account, the asphalt facilities owned by us in Hondo, South Houston and Port Neches, Texas, and Omaha, Nebraska.

We are and will continue to be closely affiliated with Martin Resource Management Corporation as a result of the following relationships.

Ownership

    Martin Resource Management Corporation owns approximately 15.7% of the outstanding limited partnership units. In addition, following its acquisition of the remaining 49% voting interest (50% economic interest) in Holdings, which is the sole member of MMGP, Martin Resource Management Corporation indirectly owns 100% of MMGP, our general partner. MMGP owns a 2% general partner interest in us.

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

Related Party Agreements

The Omnibus Agreement with Martin Resource Management Corporation requires us to reimburse Martin Resource Management Corporation for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management Corporation for $165.6 million and $161.6 million of direct costs and expenses for the years ended December 31, 2023 and 2022, respectively.  There is no monetary limitation on the amount we are required to reimburse Martin Resource Management Corporation for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.  For the years ended December 31, 2023 and 2022, the board of directors of our general partner approved reimbursement amounts of $14.0 million and $13.5 million, respectively, reflecting our allocable share of such expenses. The board of directors of our general partner will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management Corporation provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, environmental and safety compliance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management Corporation’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management Corporation also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

Commercial

We have been and anticipate that we will continue to be both a significant customer and supplier of products and services offered by Martin Resource Management Corporation. In the aggregate, our purchases from Martin Resource Management Corporation accounted for approximately 23% and 17% of our total costs and expenses during for the years ended December 31, 2023 and 2022, respectively.

Correspondingly, Martin Resource Management Corporation is one of our significant customers. Our sales to Martin Resource Management Corporation accounted for approximately 14% and 9% of our total revenues for each of the years ended December 31, 2023 and 2022, respectively.

For a more comprehensive discussion concerning the Omnibus Agreement and the other agreements that we have entered into with Martin Resource Management Corporation, please see "Item 13. Certain Relationships and Related Transactions, and Director Independence."

Approval and Review of Related Party Transactions

If we contemplate entering into a transaction, other than a routine or in the ordinary course of business transaction or as permitted under the Omnibus Agreement, in which a related person will have a direct or indirect material interest, the proposed transaction is submitted for consideration to the board of directors of our general partner or to our management, as appropriate. If the board of directors is involved in the approval process, it determines whether to refer the matter to the Conflicts Committee, as provided under our limited partnership agreement (the "Partnership Agreement"). If a matter is referred to the Conflicts Committee, it obtains information regarding the proposed transaction from management and determines whether to engage independent legal counsel or an independent financial advisor to advise the members of the committee regarding the transaction.  If the Conflicts Committee retains such counsel or financial advisor, it considers such advice and, in the case of a financial advisor, such advisor’s opinion as to whether the transaction is fair and reasonable to us and to our unitholders.

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

We have various pollution liability policies, which provide coverages ranging from remediation of our property to third-party liability. The limits of these policies vary based on our assessments of exposure at each location.

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

For marine claims, our insurance covers up to $1.0 billion of liability per accident or occurrence. We believe our current insurance coverage is adequate to protect us against most accident-related risks involved in the conduct of our business. However, there can be no assurance that all risks are adequately insured against, that any particular claim will be paid by the insurer, or that we will be able to procure adequate insurance coverage at commercially reasonable rates in the future.

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

We currently own or lease, and have in the past owned or leased, properties that have been used for the manufacturing, processing, transportation and storage of petroleum products and by-products. Solid waste disposal practices within oil and gas related industries have improved over the years with the passage and implementation of various environmental laws and regulations. Nevertheless, a possibility exists that petroleum and other solid wastes may have been disposed of on or under various properties owned or leased by us during the operating history of those facilities. In addition, a number of these properties have been operated by third parties over whom we had no control as to such entities’ handling of petroleum, petroleum by-products or other wastes and the manner in which such substances may have been disposed of or released. State and federal laws and regulations applicable to oil and natural gas wastes and properties have gradually become stricter and, under such laws and regulations, we could be required to remove or remediate previously disposed wastes or property contamination, including groundwater contamination, even under circumstances where such contamination resulted from past operations of third parties.

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

Climate Change. Scientific studies suggest that emissions of certain gases, commonly referred to as greenhouse gases ("GHGs") and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to such studies, the U.S. Congress has from time to time considered climate change-related legislation to restrict GHG emissions. Many states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. The EPA regulates GHG emissions under existing provisions of the federal CAA.

Further, under the Paris Agreement, the U.S. has committed to a 50 to 52 percent reduction from 2005 levels of GHG emissions by 2030 and set the goal of reaching net-zero GHG emissions by 2050. The 2023 United Nations Climate Change Conference in Dubai issued its first global stocktake agreement, which calls on parties, including the United States, to contribute to the transitioning away from fossil fuels, reduce methane emissions, and increase renewable energy capacity, among other things, to achieve net zero emissions by 2050. In addition, President Biden has issued a series of executive orders designed to address climate change, and new legislation to regulate GHG emissions has been periodically introduced into the U.S. Congress, but none have passed. The Paris Agreement, the Dubai stocktake agreement, new legislation, and President Biden’s executive orders may result in the development of additional regulations or changes to existing regulations, which could have a material adverse effect on our business and that of our customers. Several states and local governments have also stated their commitment to the principles of the Paris Agreement in their effectuation of policy and regulations. The United States Environmental Protection Agency announced strict new methane emission regulations for certain oil and gas facilities in December 2023 and the Inflation Reduction Act of 2022 (“IRA”) established a charge on methane emissions above certain limits from the same facilities. To date, such requirements have not had a substantial effect upon our operations. Still, new legislation or regulatory programs that restrict emissions of GHGs in areas in which we conduct business could adversely affect our operations and demand for our services.

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

Clean Water Act

The Federal Water Pollution Control Act of 1972, as amended, also known the Clean Water Act and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including hydrocarbon-bearing wastes, into state waters and waters of the U.S. Pursuant to the Clean Water Act and similar state laws, a National Pollutant Discharge Elimination System permit, or a state permit, or both, must be obtained to discharge pollutants into federal and state waters. In addition, the Clean Water Act and comparable state laws require that individual permits or coverage under general permits be obtained by subject facilities for discharges of storm water runoff. Furthermore, the Clean Water Act potentially requires individual permits or qualification for nationwide permits for activities that involve the discharge of dredged or fill material into waters of the U.S. Under the Obama administration, the EPA promulgated a set of rules that included a comprehensive regulatory overhaul of defining “waters of the United States” for the purposes of determining federal jurisdiction. The Trump administration signaled its intent to repeal and replace the Obama-era rules. In accordance with this intent, the EPA promulgated a rule in early 2018 that postponed the effectiveness of the Obama-era rules until 2020. Thereafter, the EPA proposed a new set of rules that would narrow the Clean Water Act’s jurisdiction, which were finalized on April 21, 2020. That set of rules was vacated by decisions in the U.S. federal district courts in New Mexico and Arizona, and on November 18, 2021, the EPA released a proposal to reestablish the pre-2015 definition of “waters of the United States” which will become effective upon finalization and publication. On December 30, 2022, the EPA and the U.S. Army Corps of Engineers announced the final “Revised Definition of ‘waters of the United States”’ rule, which was published on January 18, 2023, and became effective on March 20, 2023. However, on May 25, 2023, the U.S. Supreme Court issued a decision limiting the scope of federal jurisdiction over wetlands, and on August 29, 2023, the EPA issued a final rule that seeks to conform with the Supreme Court decision. To the extent that any future Supreme Court decisions or final rules expand the scope of the Clean Water Act's jurisdiction, we could face increased costs and delays with respect to permitting. We believe that we are in substantial compliance with Clean Water Act permitting requirements as well as the conditions imposed thereunder, and that our continued compliance with such existing permit conditions will not have a material adverse effect on our business, financial condition or results of operations.

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

Occupational Safety and Health Regulations

The workplaces associated with our manufacturing, processing, terminal and storage facilities are subject to the requirements of the federal Occupational Safety and Health Act ("OSH Act") and comparable state statutes. We believe we have conducted our operations in substantial compliance with OSH Act requirements, including general industry standards, record-keeping requirements and monitoring of occupational exposure to regulated substances.  Our marine vessel operations are also subject to safety and operational standards established and monitored by the U.S. Coast Guard.

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

    Transportation Regulations

    Our trucking operations are subject to regulation by the U.S. Department of Transportation and by various state agencies under the Federal Motor Carrier Safety Act and the Hazardous Materials Transportation Act and analogous state laws. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations, regulatory safety, driver licensing and insurance requirements, and the shipment and packaging of hazardous materials. Additional regulations apply specifically to the trucking industry, including testing and specification of equipment and product handling requirements. The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Some of these possible changes include increasingly stringent environmental regulations; changes in the hours of service regulations, which govern the amount of time a driver may drive or work in any specific period; onboard black box recorder device requirements; or limits on vehicle weight and size. Moreover, various legislative proposals are occasionally introduced, including proposals to increase federal, state, or local taxes on motor fuels, among other things, which may increase our costs or adversely impact the recruitment of drivers. We cannot predict whether, or in what form, any increase in such taxes applicable to us will be enacted.

Human Capital

We do not have any employees.  Under our Omnibus Agreement with Martin Resource Management Corporation, Martin Resource Management Corporation provides us with corporate staff and support services.  These services include centralized corporate functions, such as accounting, treasury, engineering, information technology, insurance, administration of employee benefit plans and other corporate services.  Martin Resource Management Corporation has approximately 1,619 employees of which 1,245 individuals, including 58 individuals represented by labor unions, provide direct support to our operations as of December 31, 2023. Martin Resource Management Corporation employees are responsible for conducting our business and operating our assets on our behalf. In addition, we benefit from our relationship with Martin Resource Management Corporation through access to a significant pool of management expertise and established relationships throughout the energy industry.

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
Adverse weather conditions, including droughts, hurricanes, tropical storms, ice storms, extreme cold weather and other severe weather, exacerbated by climate change, could reduce our results of operations and ability to make distributions to our unitholders.
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
The industry in which we operate is highly competitive and increased competitive pressure could adversely affect our business and operating results.
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
Unitholders may be subject to state and local taxes and return filing requirements as a result of investing in our common units.
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

As of December 31, 2023, we had approximately $442.5 million in principal amount of debt outstanding (including $42.5 million outstanding under our credit facility). Our indebtedness could have important consequences, including the following:

•our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired, or such financing may not be available on favorable terms;

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

Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service any current or future indebtedness, we will be forced to take actions such as further reducing distributions, reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets or seeking additional equity capital. We may not be able to undertake any of these actions on satisfactory terms or at all. Further, agreements we may enter into in the future governing our indebtedness could further restrict our ability to make quarterly distributions to our unitholders.

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

The covenants in our debt instruments restrict our ability to incur additional indebtedness. For instance, while our credit facility had $175.0 million in lender commitments at December 31, 2023, the amount we were able to borrow was limited by the financial covenants contained therein.

Fluctuations in interest rates could materially affect our financial results

    Borrowings under our credit facility are at variable rates. Because a portion of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense. Based on our floating rate debt outstanding as of December 31, 2023, a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $0.4 million annually.

We are exposed to counterparty risk in our credit facility and hedging agreements, and we may not be able to access funds under our credit facility if there is a default.

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

In the U.S., no comprehensive climate change legislation has been implemented at the federal level. However, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the U.S., and implement New Source Performance Standards directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and natural gas sector, including midstream sources. In December 2023, the United States Environmental Protection Agency announced final strict new methane emission regulations for certain oil and gas facilities and the IRA established a charge on methane emissions above certain limits from the same facilities. Despite potential changes with respect to the federal regulation of GHGs, various states and groups of states have adopted or are considering adopting legislation, regulations, or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and various other measures that would restrict emissions of GHGs from different industrial sectors. At the international level, pursuant to the Paris Agreement, over 190 countries have committed to limiting their GHG emissions through individually-determined reduction goals every five years after 2020. In November 2020, the U.S. formally withdrew from the Paris Agreement. However, on January 20, 2021, President Biden signed an “Acceptance on Behalf of the U.S.,” and the U.S. officially rejoined the Paris Agreement on February 19, 2021. As part of rejoining the Paris Agreement, President Biden announced that the U.S. would commit to a 50 to 52 percent reduction from 2005 levels of GHG emissions by 2030 and set the goal of reaching net-zero GHG emissions by 2050. In December 2023, the United Nations Climate Change Conference ("COP 28") held in Dubai issued its first global stocktake agreement, which called on parties, including the United States, to contribute to the transitioning away from fossil fuels, reduction of methane emissions, and increase in renewable energy capacity to achieve net zero emissions by 2050. State, federal, and international regulatory measures have the potential to increase our operating costs through direct regulation of GHG emissions resulting from our operations and could also indirectly adversely affect our operations by decreasing demand for our services and products.

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

The adoption and implementation of new or more stringent international, federal, or state legislation, regulations, or other regulatory initiatives that impose more stringent standards for GHG emissions from oil and natural gas producers or their midstream services providers such as us could result in increased costs of compliance or costs of consuming, and thereby reduce demand for or erode value for, the petroleum products and by-products that we process, store and transport. Additionally, political, financial, and litigation risks may result in our customers restricting or cancelling oil and natural gas production activities, which could result in reduced demand for our services. We may also suffer claims for infrastructure damages allegedly caused by climactic changes or be unable to continue to operate in an economic manner. One or more of these developments could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Adverse weather conditions, including droughts, hurricanes, tropical storms, ice storms, extreme cold weather and other severe weather, exacerbated by climate change, could reduce our results of operations and ability to make distributions to our unitholders.

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

In addition, our assets are vulnerable to winter storms and extreme cold weather. For example, in February 2021, we experienced Winter Storm Uri ("Uri"), an unprecedented storm bringing extreme cold temperatures and freezing precipitation to Texas and the surrounding areas, which resulted in Gulf Coast refineries running at reduced rates or halting operations entirely. The majority of the impact we experienced was centered around our transportation and sulfur services segments, where we saw reduced activity due to Uri's impact on Gulf Coast refinery utilization. Additionally, our Smackover Refinery was down approximately nine days due to Uri, during which time we began preparations for the previously scheduled turnaround in March of 2021.

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

    Decreasing energy prices could adversely affect our results of operations. U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions between Ukraine and Russia, which has devolved into military conflict. Commodity prices also have been impacted by political instability in China and the Middle East (including the conflict in Israel). If commodity prices remain weak for a sustained period, our terminalling throughput volumes may be negatively impacted, particularly as producers are curtailing or redirecting drilling, adversely affecting our results of operations. A sustained decline in commodity prices could result in a decrease in activity in the areas served by certain of our terminalling and storage and transportation assets resulting in reduced utilization of these assets.

For example, in 2020, the markets experienced a decline in oil prices in response to oil demand concerns due to the economic impacts of the COVID-19 pandemic, greatly impacting the demand for refined products resulting in a significant reduction in refinery utilization. The significant reduction in refinery utilization as a result of reduced refined products demand significantly impacted our Transportation and NGL segments. As the volume of products produced or purchased by refineries has been reduced, demand for our services decreased.

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

    The demand for our sulfur-based fertilizer products generally experiences an increase in demand during the spring, which increases the revenue generated by this business line in this period compared to other periods. The seasonality of the revenue from these products may cause our results of operations to vary on a quarter-to-quarter basis and thus could cause our cash available for quarterly distributions to fluctuate from period to period.

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

    Our operations are dependent upon our terminalling and storage facilities and various modes of transportation. We are also dependent upon the uninterrupted operations of certain facilities owned or operated by our suppliers and customers. Any significant interruption at these facilities or inability to transport products to or from these facilities or to or from our customers for any reason would adversely affect our results of operations, cash flow and ability to make distributions to our unitholders. Operations at our facilities and at the facilities owned or operated by our suppliers and customers could be partially or completely shut down, temporarily or permanently, as the result of any number of circumstances that are not within our control, such as:

•catastrophic events, including hurricanes;

•environmental remediation;

•labor difficulties; and

•disruptions in the supply of our products to our facilities or modes of transportation.

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

We depend upon third-party pipelines, storage and other facilities that provide delivery options to and from our terminals. Since we do not own or operate these pipelines, storage, or other facilities, their continuing operation in their current manner is not within our control. If any of these third-party facilities become partially or fully unavailable, or if the quality specifications for their facilities change so as to restrict our ability to utilize them, our revenues could be adversely affected.

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

    The requirements that our vessels be U.S. built and manned by U.S. citizens, the crewing requirements and material requirements of the Coast Guard and the application of U.S. labor and tax laws significantly increase the costs of U.S. flagged vessels when compared with foreign-flagged vessels. During the past several years, certain interest groups have lobbied Congress to repeal the Jones Act to facilitate foreign flag competition for trades and cargoes reserved for U.S. flagged vessels under the Jones Act and cargo preference laws. If the Jones Act were to be modified or eliminated to permit foreign competition that would not be subject to the same U.S. government-imposed costs, we may need to lower the prices we charge for our services in order to compete with foreign competitors, which would adversely affect our cash flow and ability to make distributions to our unitholders.

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

The industry in which we operate is highly competitive and increased competitive pressure could adversely affect our business and operating results.

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

We are reliant on technology to improve efficiency in our business. Information technology systems are critical to our operations and those of our third-party providers with whom we are connected. These systems could be a potential target for a cyber-security attack as they are used to store and process sensitive information regarding our operations, financial position, and information pertaining to our customers and vendors. Dependence on automated systems may increase the risks related to operational systems failures and breaches of critical operational or financial controls, and tampering or deliberate manipulation of such systems may result in losses that are difficult to detect. While we take the utmost precautions, we cannot guarantee safety from all threats and attacks. Some individuals and groups, including criminal organizations and state-sponsored groups, have attempted to gain unauthorized access to computer networks of U.S. businesses and mounted so-called “cyberattacks” to disable or disrupt computer systems, disrupt operations, and steal funds or data including through so-called “phishing” schemes, which are attempts to obtain unauthorized access by targeted acts of deception against individuals with legitimate access to physical locations or information. For example, in 2021, a company in the midstream industry suffered a ransomware cyberattack that impacted computerized equipment managing a pipeline and resulted in the halt of the pipeline’s operations in order to contain the attack.

Any successful breach of security with respect to us or our third-party providers could result in the spread of inaccurate or confidential information, disruption of operations, environmental harm, endangerment of employees, damage to our assets, and increased costs to respond. Any of these instances could have a negative impact on cash flows, litigation status and/or our reputation, which could have a material adverse effect on our business, financial conditions and operations. Many of our employees and those of our service providers, vendors and customers may access computer systems remotely where their cybersecurity protections may be less robust and our cybersecurity procedures and safeguards may be less effective. While we make significant investments in technology security and we carefully evaluate the security of selected cloud system providers and cloud storage providers, there can be no guarantee that information security efforts will be totally effective.

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

    Our Partnership Agreement does not restrict our ability to issue equity securities ranking junior to the common units at any time. Any issuance of additional common units or other equity securities would result in a corresponding decrease in the proportionate ownership interest in us represented by and could adversely affect the cash distributions to and market price of, common units then outstanding.

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

    If unitholders are dissatisfied with the performance of our general partner, they will have a limited ability to remove our general partner. Our general partner generally may not be removed except upon the vote of the holders of at least 66 2/3% of the outstanding units voting together as a single class. As of December 31, 2023, Martin Resource Management Corporation owned 15.7% of our total outstanding common limited partner units and all of the ownership interests in MMGP, our general partner.

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

•provides that affiliated transactions and resolutions of conflicts of interest not involving a required vote of unitholders must be "fair and reasonable" to us and that, in determining whether a transaction or resolution is "fair and reasonable," our general partner may consider the interests of all parties involved, including its own; and

•provides that our general partner and its officers and directors will not be liable for monetary damages to us, our limited partners or assignees for errors of judgment or for any acts or omissions if our general partner and those other persons acted in good faith.

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

    In order to comply with Section 404 of the Sarbanes-Oxley Act, we periodically document and test our internal control procedures. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting addressing these assessments. During the course of our testing, we may identify deficiencies, which we may not be able to address in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on the price of our common units.

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

    As of December 31, 2023, Martin Resource Management Corporation owned 15.7% of our total outstanding common limited partner units and 100% of the ownership interests in MMGP. MMGP owns a 2% general partnership interest in us. Conflicts of interest may arise between Martin Resource Management Corporation and our general partner, on the one hand, and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of Martin Resource Management Corporation over the interests of our unitholders. Potential conflicts of interest between us, Martin Resource Management Corporation and our general partner could occur in many of our day-to-day operations including, among others, the following situations:

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

•In some instances, our general partner may cause us to borrow funds to permit us to pay cash distributions; and

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

In 2017, the U.S. Department of the Treasury issued final regulations (the "QI Regulations") regarding qualifying income under Section 7704(d)(1)(E) of the Code which relates to the qualifying income exception upon which we rely for partnership tax treatment. The QI Regulations include "reserved" paragraphs for fertilizer and hedging, which the U.S. Department of the Treasury plans to address in future proposed and final Treasury regulations. We are unable to predict how such future regulations may treat fertilizer or hedging activities, but such regulations could impact our ability to treat certain activities as generating qualifying income. The QI Regulations provide for a ten-year transition period during which certain taxpayers that either obtained a favorable private letter ruling or treated income under a reasonable interpretation of the statute or prior proposed regulations as qualifying income may continue to treat such income as qualifying income. We have obtained favorable private letter rulings from the IRS in the past as to what constitutes "qualifying income" within the meaning of Section 7704(d)(1)(E) of the Code and we expect to rely upon these private letter rulings for purposes of the ten-year transition rule contained in the QI Regulations. With respect to some of these private letter rulings, the income that we derived from certain affected activities will be treated as qualifying income only until the end of the ten-year transition period which, in our case, is December 31, 2027. Thus, at this time and through the end of 2027, we believe that the QI Regulations will not significantly impact the amount of our gross income that we are able to treat as qualifying income.

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

A portion of our taxable income is earned through MTI, which is a C corporation for federal tax purposes. C corporations are subject to federal income tax on their taxable income at the corporate tax rate, which is currently 21%, and will likely pay state (and possibly local) income tax at varying rates on their taxable income. Any such entity level taxes will reduce the cash available for distribution to our unitholders. Distributions from any such C corporation are generally taxed again to unitholders as dividend income to the extent of current and accumulated earnings and profits of such C corporation. As of December 31, 2023, the maximum federal income tax rate applicable to such qualified dividend income that is allocable to individuals was 20% (plus a 3.8% net investment income tax that applies to certain net investment income earned by individuals, estates and trusts). An individual unitholders’ share of dividend and interest income from MTI or other C corporation subsidiaries would constitute portfolio income that could not be offset by the unitholders’ share of our other losses or deductions.

Unitholders may be subject to state and local taxes and return filing requirements as a result of investing in our common units.

    In addition to federal income taxes, unitholders may be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we do business or own property. Unitholders may be required to file state and local income tax returns and pay state and local income taxes in some or all of the various jurisdictions in which we do business or own property and may be subject to penalties for failure to comply with those requirements. We own property and/or conduct business in several states, many of which impose a personal income tax and also impose income taxes on corporations and other entities. We may do business or own property in other states in the future. It is the unitholder's responsibility to file all federal, state and local tax returns. Our counsel has not rendered an opinion on the state, local or foreign tax consequences of an investment in our common units.

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

None.

Item 1C – Cybersecurity

Cybersecurity Risk Management and Strategy

The Partnership recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

The Partnership has strategically integrated cybersecurity risk management into our broader risk management framework to promote an entity-wide culture of cybersecurity risk management. Our information technology department works closely with our internal audit, risk, and legal teams to continuously evaluate and address cybersecurity risks and ensure cybersecurity measures are in alignment with our business objectives and operational needs.

Our cybersecurity measures are designed to identify, protect, detect, and respond to and manage reasonably foreseeable cybersecurity risks and threats. To protect our information systems from cybersecurity threats, we use multiple monitoring and detection tools to safeguard network and endpoint devices. We have implemented measures that proactively and continuously assess and monitor our information systems for vulnerabilities and cybersecurity exposure.

Engage Third Parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, the Partnership engages with a range of external experts, including cybersecurity consultants in evaluating and testing our risk management systems. Our collaboration with these third parties includes regular audits, network penetration testing, threat assessments, and consultation on security enhancements.

We provide awareness training to our employees to help identify, avoid, and mitigate cybersecurity threats. Our employees with network access are required to complete annual security awareness training and quarterly spear phishing exercises.

Oversee Third-Party Risk

Because we are aware of the risks associated with third-party vendors, service providers and business partners, we have implemented stringent processes to oversee and manage these risks. We conduct thorough and annual security assessments of all third-party file transfer protocols, and we perform in-depth reviews of hosted applications including, but not limited to, confirmation of SOC 2, ISO 27001, or other relevant security certifications.

Risks from Cybersecurity Threats

We have not been subject to cybersecurity challenges that have materially impaired or are reasonably likely to materially impair our operations or financial standing.

Governance

The board of directors is acutely aware of the critical nature of managing risks associated with cybersecurity threats. The board has established robust oversight mechanisms and is willing to cause the Partnership to expend significant resources to further enhance digital security or to remediate vulnerabilities to ensure effective governance in managing risks associated with cybersecurity threats. The Board recognizes the significance of these cybersecurity threats to our operational integrity and stakeholder confidence.

Board of Directors Oversight

The Partnership’s board of directors has oversight of cybersecurity risks. Our board of directors is composed of board members with diverse expertise including, risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively.

Management’s Role Managing Risk

The Director of Internal Audit and the Chief Financial Officer (“CFO”) play a pivotal role in informing the board of directors on cybersecurity risks. They provide comprehensive briefings to the board of directors on a regular basis, with a minimum frequency of once per year. These briefings encompass a broad range of topics, including:

•Current cybersecurity landscape and emerging threats;
•Status of ongoing cybersecurity initiatives and strategies;
•Incident reports and learnings from any cybersecurity events; and
•Compliance with regulatory requirements and industry standards.

In addition to our scheduled meetings, the board of directors, Director of Internal Audit, Director of Information Technology and CFO maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. Together, they receive updates on significant developments in the cybersecurity domain, ensuring the Board’s oversight is proactive and responsive. The board of directors actively participates in strategic decisions related to cybersecurity, offering guidance and approval for major initiatives. This involvement ensures that cybersecurity considerations are integrated into the broader strategic objectives of the Partnership. The board of directors conducts an annual review of the Partnership’s cybersecurity posture and the effectiveness of its risk management strategies. This review helps in identifying areas for improvement and ensuring the alignment of cybersecurity efforts with the overall risk management framework.

Reporting to Board of Directors

The Directors of Information Technology and Internal Audit regularly inform executive management of all aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing the Partnership. Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated to the board of directors, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues.

Monitor Cybersecurity Incidents

The Director of Information Technology is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. The Director of Information Technology implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the Partnership's information technology team is equipped with an incident response plan. This plan includes immediate actions to mitigate and contain the impact and strategies for remediation and prevention of future incidents.

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

    From time to time, we are subject to certain legal proceedings, claims and disputes that arise in the ordinary course of our business. Although we cannot predict the outcomes of these legal proceedings, these actions, in the aggregate, could have a material adverse impact on our financial position, results of operations or liquidity. A description of our legal proceedings is included in "Item 8. Financial Statements and Supplementary Data, Note 19. Commitments and Contingencies" and is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Our Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common units are traded on the NASDAQ under the symbol "MMLP." As of February 21, 2024, there were approximately 186 holders of record and approximately 8,500 beneficial owners of our common units.

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

    Quarterly Distribution. On January 23, 2024, we declared a quarterly cash distribution of $0.005 per common unit for the fourth quarter of 2023, or $0.02 per common unit on an annualized basis, which was paid on February 14, 2024 to unitholders of record as of February 7, 2024.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a publicly traded limited partnership with a diverse set of operations focused primarily in the Gulf Coast region of the U.S. Our four primary business lines include:

•Terminalling, processing, and storage services for petroleum products and by-products;

•Land and marine transportation services for petroleum products and by-products, chemicals, and specialty products;

•Sulfur and sulfur-based products processing, manufacturing, marketing, and distribution; and

•Marketing, distribution, and transportation services for NGLs and blending and packaging services for specialty lubricants and grease.

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

The following revenues and costs, which are included in the historical financial results for the years ended December 31, 2023 and 2022 will not be incurred under the new fee-based butane logistics business model.

	2023	2022
Products revenue	$70,539	$172,756
Cost of products sold	72,283	190,677
Selling, general and administrative expenses	512	2,094
	$(2,256)	$(20,015)

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

Electronic Level Sulfuric Acid Joint Venture. On October 19, 2022, Martin ELSA Investment LLC, our affiliate, entered into definitive agreements with Samsung C&T America, Inc. and Dongjin USA, Inc., an affiliate of Dongjin Semichem Co., Ltd., to form DSM Semichem LLC (“DSM”). DSM will produce and distribute electronic level sulfuric acid (“ELSA”). By leveraging our existing assets located in Plainview, Texas and installing additional facilities (the “ELSA Facility”) as required, DSM will produce ELSA that meets the strict quality standards required by the recent advances in semiconductor manufacturing. In addition to owning a 10% non-controlling interest in DSM, we will be the exclusive provider of feedstock to the ELSA Facility. We, through our affiliate MTI, will also provide land transportation services of the ELSA produced by DSM. We expect to fund approximately $25.5 million in aggregate capital expenditures in connection with this joint venture. As of December 31, 2023, we have funded approximately $8.6 million toward ELSA related project costs.

For more information about the potential physical effects of climate change and environmental regulation on our business, see our environmental and climate change related risk factors in Section 1A “Risk Factors.”

Subsequent Events

Quarterly Distribution. On January 23, 2024, we declared a quarterly cash distribution of $0.005 per common unit for the fourth quarter of 2023, or $0.02 per common unit on an annualized basis, which was paid on February 14, 2024 to unitholders of record as of February 7, 2024.

Critical Accounting Policies and Estimates

    Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated financial statements included elsewhere herein. We prepared these financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP" or "GAAP"). The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. You should also read Note 2, "Significant Accounting Policies" in Notes to Consolidated Financial Statements. The following table evaluates the potential impact of estimates utilized during the periods ended December 31, 2023 and 2022:

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Estimates and Assumptions
Impairment of Long-Lived Assets
We periodically evaluate whether the carrying value of long-lived assets has been impaired when circumstances indicate the carrying value of the assets may not be recoverable. These evaluations are based on undiscounted cash flow projections over the remaining useful life of the asset. The carrying value is not recoverable if it exceeds the sum of the undiscounted cash flows. Any impairment loss is measured as the excess of the asset's carrying value over its fair value.	Our impairment analyses require management to use judgment in estimating future cash flows and useful lives, as well as assessing the probability of different outcomes.	Applying this impairment review methodology, no impairment was recorded during the years ended December 31, 2023 or 2022.
Impairment of Goodwill
Goodwill is subject to a fair-value based
impairment test on an annual basis, or more frequently if events or changes in circumstances indicate that the fair value of any of our reporting units is less than its carrying amount. When assessing the recoverability of goodwill , we may first assess qualitative factors in determining
whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative assessment is not required. If an initial qualitative assessment indicates that it is more likely than not the carrying amount exceeds the fair value of a reporting unit, a quantitative analysis will be performed. We may also elect to bypass the qualitative assessment and proceed directly to a quantitative analysis depending on the facts and circumstances.	As part of the quantitative evaluation, we determine fair value using accepted valuation techniques, including discounted cash flow, the guideline public company method and the guideline transaction method. These analyses require management to make assumptions and estimates regarding industry and economic factors, future operating results and discount rates. We conduct impairment testing using present economic conditions, as well as future expectations.	Based upon the most recent annual review as of August 31, 2023, no goodwill impairment exists within our reporting units for the years ended December 31, 2023. No goodwill impairment was recorded during the year ended December 31, 2022.

Our Relationship with Martin Resource Management Corporation

Martin Resource Management Corporation directs our business operations through its ownership of our general partner and under the Omnibus Agreement. In addition to the direct expenses payable to Martin Resource Management Corporation under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. For the years ended December 31, 2023 and 2022, the board of directors of our general partner approved reimbursement amounts of $14.0 million and $13.5 million, respectively, reflecting our allocable share of such expenses. The board of directors of our general partner will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

Distributable Cash Flow and Adjusted Free Cash Flow. We define Distributable Cash Flow as Net Cash Provided by (Used in) Operating Activities less cash received (plus cash paid) for closed commodity derivative positions included in Accumulated Other Comprehensive Income (Loss), plus changes in operating assets and liabilities which (provided) used cash, less maintenance capital expenditures and plant turnaround costs. Distributable Cash Flow is a significant performance measure used by our management and by external users of our financial statements, such as investors, commercial banks and research analysts, to compare basic cash flows generated by us to the cash distributions we expect to pay unitholders. Distributable Cash Flow is also an important financial measure for our unitholders since it serves as an indicator of our success in providing a cash return on investment. Specifically, this financial measure indicates to investors whether or not we are generating cash flow at a level that can sustain or support an increase in our quarterly distribution rates. Distributable Cash Flow is also a quantitative standard used throughout the investment community with respect to publicly-traded partnerships because the value of a unit of such an entity is generally determined by the unit's yield, which in turn is based on the amount of cash distributions the entity pays to a unitholder.

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

Non-GAAP Financial Measures

The following tables reconcile the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the years ended December 31, 2023 and 2022, which represents EBITDA, adjusted EBITDA, adjusted EBITDA after giving effect to the exit of the butane optimization business, distributable cash flow, and adjusted free cash flow:

Reconciliation of Net Loss to EBITDA, Adjusted EBITDA, and Adjusted EBITDA After Giving Effect to the Exit of the Butane Optimization Business

	Year Ended December 31,
	2023	2022
	(in thousands)
Net loss	$(4,549)	$(10,334)
Adjustments:
Interest expense	60,290	53,665
Income tax expense	5,918	7,927
Depreciation and amortization	49,895	56,280
EBITDA	111,554	107,538
Adjustments:
Gain on disposition of property, plant and equipment	(1,373)	(5,669)
Loss on extinguishment of debt	5,121	—
Lower of cost or net realizable value and other non-cash adjustments	(12,850)	12,850
Unit-based compensation	163	161
Adjusted EBITDA	102,615	114,880
Adjustments:
Plus: net loss associated with butane optimization business	2,256	20,015
Plus: lower of cost or net realizable value and other non-cash adjustments	12,850	(12,850)
Adjusted EBITDA after giving effect to the exit of the butane optimization business	$117,721	$122,045

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA, Adjusted EBITDA After Giving Effect to the Exit of the Butane Optimization Business, Distributable Cash Flow, and Adjusted Free Cash Flow

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$137,468	$16,148
Interest expense [1]	54,112	50,513
Current income tax expense	1,732	2,183
Lower of cost or market and other non-cash adjustments	(12,850)	12,850
Commodity cash flow hedging gains reclassified to earnings	—	901
Net cash received for closed commodity derivative positions included in AOCI	—	(85)
Changes in operating assets and liabilities which (provided) used cash:
Accounts and other receivables, inventories, and other current assets	(97,149)	38,179
Trade, accounts and other payables, and other current liabilities	16,891	(4,428)
Other	2,411	(1,381)
Adjusted EBITDA	102,615	114,880
Plus: net loss associated with butane optimization business	2,256	20,015
Plus: lower of cost or net realizable value and other non-cash adjustments	12,850	(12,850)
Adjusted EBITDA after giving effect to the exit of the butane optimization business	117,721	122,045
Adjustments:
Interest expense	(60,290)	(53,665)
Income tax expense	(5,918)	(7,927)
Deferred income taxes	4,186	5,744
Amortization of deferred debt issuance costs	3,978	3,152
Amortization of discount on notes payable	2,200	—
Payments for plant turnaround costs	(4,825)	(5,176)
Maintenance capital expenditures	(24,277)	(19,074)
Distributable Cash Flow	32,775	45,099
Principal payments under finance lease obligations	(9)	(279)
Expansion capital expenditures	(11,034)	(6,883)
Adjusted Free Cash Flow	$21,732	$37,937

1 Net of amortization of debt issuance costs and discount, which are included in interest expense but not included in net cash provided by operating activities.

Results of Operations

    The results of operations for the years ended December 31, 2023 and 2022 have been derived from our consolidated financial statements. Discussions of the year ended December 31, 2021 that are not included in this Annual Report on Form 10-K and year-to-year comparisons of the year ended December 31, 2022 and the year ended December 31, 2021 can be found in “Management’s Discussion and Analysis of Financial Condition and the Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The following table sets forth our operating revenues and operating income by segment for the years ended December 31, 2023 and 2022.

	Operating Revenues	Revenues Intersegment Eliminations	Operating Revenues after Eliminations	Operating Income (loss)	Operating Income Intersegment Eliminations	Operating Income (loss) after Eliminations
	(In thousands)
Year Ended December 31, 2023:
Terminalling and storage	$95,459	$(8,945)	$86,514	$14,532	$(8,856)	$5,676
Specialty products	346,863	(86)	346,777	17,109	13,226	30,335
Sulfur services	140,995	—	140,995	17,412	13,024	30,436
Transportation	240,926	(17,249)	223,677	33,701	(17,394)	16,307
Indirect selling, general and administrative	—	—	—	(16,030)	—	(16,030)
Total	$824,243	$(26,280)	$797,963	$66,724	$—	$66,724

Year Ended December 31, 2022:
Terminalling and storage	$92,612	$(12,419)	$80,193	$1,189	$(12,291)	$(11,102)
Specialty products	540,636	(123)	540,513	1,445	22,697	24,142
Sulfur services	179,164	—	179,164	24,186	9,960	34,146
Transportation	239,275	(20,267)	219,008	41,357	(20,366)	20,991
Indirect selling, general and administrative	—	—	—	(16,914)	—	(16,914)
Total	$1,051,687	$(32,809)	$1,018,878	$51,263	$—	$51,263

Terminalling and Storage Segment

Comparative Results of Operations for the Years Ended December 31, 2023 and 2022

	Year Ended December 31,		Variance	Percent Change
	2023	2022
	(In thousands)

Revenues	$95,459	$92,612	$2,847	3%
Cost of products sold	75	19	56	295%
Operating expenses	57,393	63,177	(5,784)	(9)%
Selling, general and administrative expenses	2,070	1,967	103	5%
Depreciation and amortization	21,030	26,094	(5,064)	(19)%
	14,891	1,355	13,536	999%
Other operating loss, net	(359)	(166)	(193)	(116)%
Operating income	$14,532	$1,189	$13,343	1,122%

Shore-based throughput volumes (gallons)	162,363	85,017	77,346	91%
Smackover refinery throughput volumes (guaranteed minimum BBL per day)	6,500	6,500	—	—%

Services revenues. Service revenues increased $2.8 million. Revenue at our shore-based terminals increased $2.6 million, including $2.4 million in fuel throughput and $0.4 million in drilling fluids commission, offset by a reduction in space rent of $0.2 million. In addition, revenue at our specialty terminals increased $1.9 million primarily as a result of higher throughput and storage revenue attributable to contractually prescribed, index-based fee adjustments. Revenue at our Smackover refinery decreased $1.8 million as a result of decreased pipeline revenue of $4.6 million, offset by increases in throughput revenue of $1.1 million, reservation fees of $1.1 million and natural gas surcharge of $0.8 million.

Cost of products sold. Cost of products sold remained relatively consistent.

Operating expenses. Operating expenses decreased primarily as a result of lease expense of $4.9 million and natural gas utilities of $1.1 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased primarily as a result of increased employee-related expenses.

Depreciation and amortization. Depreciation and amortization decreased primarily as a result of assets being fully depreciated, offset by recent capital expenditures.

Other operating loss, net. Other operating loss, net represents gains and losses from the disposition of property, plant and equipment.

Transportation Segment

Comparative Results of Operations for the Years Ended December 31, 2023 and 2022

	Year Ended December 31,		Variance	Percent Change
	2023	2022
	(In thousands)
Revenues	$240,926	$239,275	$1,651	1%
Operating expenses	184,334	176,198	8,136	5%
Selling, general and administrative expenses	9,787	8,215	1,572	19%
Depreciation and amortization	14,879	14,567	312	2%
	31,926	40,295	(8,369)	(21)%
Other operating income, net	1,775	1,062	713	67%
Operating income	$33,701	$41,357	$(7,656)	(19)%

Marine Transportation Revenues. Inland revenues increased $7.4 million primarily related to transportation rates. Revenue was also impacted by a decrease in pass-through revenue (primarily fuel) of $2.9 million.

Land Transportation Revenues. Freight revenue increased primarily due to a 25% increase in load count combined with a 1% increase in total miles, which resulted in a $7.0 million increase. Additionally, ancillary revenue decreased $9.8 million.

Operating expenses. The increase in operating expenses is primarily a result of increased employee-related expenses of $5.2 million, lease expense of $5.1 million, insurance premiums of $3.0 million, shop expenses of $0.7 million and outside towing of $0.7 million, offset by a decrease in pass through expenses (primarily fuel) of $6.6 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased primarily due to increased employee-related expenses.

Depreciation and amortization. Depreciation and amortization increased as a result of recent capital expenditures, offset by recent disposals.

Other operating income, net. Other operating income, net represents gains from the disposition of property, plant and equipment.

Sulfur Services Segment

Comparative Results of Operations for the Years Ended December 31, 2023 and 2022

	Year Ended December 31,		Variance	Percent Change
	2023	2022
	(In thousands)
Revenues:
Services	$13,430	$12,337	$1,093	9%
Products	127,565	166,827	(39,262)	(24)%
Total revenues	140,995	179,164	(38,169)	(21)%

Cost of products sold	93,842	127,018	(33,176)	(26)%
Operating expenses	13,143	15,335	(2,192)	(14)%
Selling, general and administrative expenses	5,925	6,081	(156)	(3)%
Depreciation and amortization	10,690	11,099	(409)	(4)%
	17,395	19,631	(2,236)	(11)%
Other operating income, net	17	4,555	(4,538)	(100)%
Operating income	$17,412	$24,186	$(6,774)	(28)%

Sulfur (long tons)	478.0	452.0	26.0	6%
Fertilizer (long tons)	254.0	211.0	43.0	20%
Sulfur services volumes (long tons)	732.0	663.0	69.0	10%

    Services revenues.  Services revenues increased as a result of a contractually prescribed, index-based fee adjustment.

Products revenues.  Products revenues decreased $51.3 million as a result of a 31% drop in average sulfur services sales prices. Products revenues increased an offsetting $12.0 million due to a 10% rise in sales volumes, primarily related to a 20% increase in fertilizer volumes.

Cost of products sold.  A 33% decrease in product cost impacted cost of products sold by $42.0 million, resulting from reduced commodity prices. A 10% increase in sales volumes resulted in an offsetting increase in cost of products sold of $8.8 million. Margin per ton decreased $13.97, or 23%.

Operating expenses. Operating expenses decreased due to a decrease in outside towing of $1.1 million, marine fuel expense of $0.7 million, insurance premiums and claims of $0.3 million, contract labor of $0.3 million, and repairs and maintenance of marine assets of $0.3 million. Offsetting these decreases, employment expenses increased $0.4 million combined with a $0.1 million increase in utilities expense.

Selling, general and administrative expenses.   Selling, general and administrative expenses remained relatively consistent.

Depreciation and amortization.  Depreciation and amortization decreased as a result of the sale of Stockton assets in the third quarter of 2022, offset by recent capital expenditures.

    Other operating income, net.  Other operating income, net represents gains from the disposition of property, plant and equipment.

Specialty Products Segment

    Comparative Results of Operations for the Years Ended December 31, 2023 and 2022

	Year Ended December 31,		Variance	Percent Change
	2023	2022
	(In thousands)
Products revenues	$346,863	$540,636	(193,773)	(36)%
Cost of products sold	319,200	526,043	(206,843)	(39)%
Operating expenses	78	118	(40)	(34)%
Selling, general and administrative expenses	7,120	8,728	(1,608)	(18)%
Depreciation and amortization	3,296	4,520	(1,224)	(27)%
	17,169	1,227	15,942	1,299%
Other operating income (loss), net	(60)	218	(278)	(128)%
Operating income	$17,109	$1,445	$15,664	1,084%

NGL sales volumes (Bbls)	3,681	5,791	(2,110)	(36)%
Other specialty products volumes (Bbls)	367	391	(24)	(6)%
Total specialty products volumes (Bbls)	4,048	6,182	(2,134)	(35)%

    Products revenues. Product revenues decreased $102.2 million due to the exit of the butane optimization business in the second quarter 2023. For the remaining products, sales volumes decreased 19%, lowering revenues by $62.9 million, primarily related to a 20% decrease in NGL sales volume. Our average sales price per barrel decreased $8.56, or 8%, decreasing revenues by $28.7 million.

    Cost of products sold.   Cost of products sold decreased $118.4 million due to the exit of the butane optimization business in the second quarter 2023. For the remaining products, the decrease in sales volumes of 19% resulted in a $56.2 million reduction to cost of products sold. Our average cost per barrel decreased $9.63, or 10%, decreasing cost of products sold by $32.3 million. Our margins increased $1.07 per barrel, or 11%, during the period.

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

Interest Expense

    Comparative Components of Interest Expense, Net for the Years Ended December 31, 2023 and 2022

	Year Ended December 31,		Variance	Percent Change
	2023	2022
	(In thousands)
Credit facility	$7,587	$9,654	$(2,067)	(21)%
Senior notes	45,352	38,903	6,449	17%
Amortization of deferred debt issuance costs	3,978	3,152	826	26%
Amortization of debt discount	2,200	—	2,200
Other	1,483	1,948	(465)	(24)%
Finance leases	1	8	(8)	(100)%
Capitalized interest	(310)	—	(310)
Total interest expense, net	$60,290	$53,665	$6,625	12%

Indirect Selling, General and Administrative Expenses

	Year Ended December 31,		Variance	Percent Change
	2023	2022
	(In thousands)
Indirect selling, general and administrative expenses	$16,030	$16,914	$(884)	(5)%

    Indirect selling, general and administrative expenses decreased primarily due to decreases in employee-related expenses of $1.4 million, offset by a $0.9 million increase in the indirect expenses allocated from Martin Resource Management Corporation.

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

    Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. The board of directors of our general partner approved the following reimbursement amounts:

	Year Ended December 31,		Variance	Percent Change
	2023	2022
	(In thousands)
Board approved reimbursement amount	$13,982	$13,491	$491	4%

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

Cash Flows - Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

    The following table details the cash flow changes between the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Variance	Percent Change
	2023	2022
	(In thousands)
Net cash provided by (used in):
Operating activities	$137,468	$16,148	$121,320	751%
Investing activities	(33,660)	(24,644)	(9,016)	(37)%
Financing activities	(103,799)	8,489	(112,288)	(1,323)%
Net increase (decrease) in cash and cash equivalents	$9	$(7)	$16	229%

    Net cash provided by operating activities. Net cash provided by operating activities for the year ended December 31, 2023 increased $121.3 million, primarily as a result of a favorable variance in changes in working capital of $114.0 million combined with an increase in operating results and non-cash items of $11.1 million.

    Net cash used in investing activities. Net cash used in investing activities for the year ended December 31, 2023 increased $9.0 million. An increase in cash used of $6.7 million resulted from higher payments for capital expenditures and plant turnaround costs in 2023 combined with a decrease of $2.3 million in net proceeds received from the sale of property, plant and equipment.

    Net cash provided by (used in) financing activities. Net cash (used in) provided by financing activities for the year ended December 31, 2023 decreased $112.3 million primarily as a result of a $99.3 million decrease in net borrowings from long-term debt combined with increased debt issuance costs of $14.2 million.

Total Contractual Obligations

A summary of our total contractual cash obligations as of December 31, 2023 is as follows (dollars in thousands):

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Credit facility	$42,500	$—	$—	$42,500	$—
11.5% senior secured notes, due 2028	400,000	—	—	400,000	—
Operating leases	70,054	18,345	30,542	15,734	5,433
Interest payable on fixed long-term debt obligations	188,926	46,000	92,000	50,926	—
Total contractual cash obligations	$701,480	$64,345	$122,542	$509,160	$5,433

The interest payable under our credit facility is not reflected in the above table because such amounts depend on the outstanding balances and interest rates, which vary from time to time.

Letters of Credit.  At December 31, 2023, we had outstanding irrevocable letters of credit in the amount of $9.2 million, which were issued under our credit facility.

Off Balance Sheet Arrangements.  We do not have any off-balance sheet financing arrangements.

Description of Our Indebtedness

Credit Facility

At December 31, 2023, we maintained a $175.0 million credit facility that matures February 8, 2027. As of December 31, 2023, we had $42.5 million outstanding under the credit facility and $9.2 million of outstanding irrevocable letters of credit, leaving a maximum amount available to be borrowed under our credit facility for future borrowings and letters of credit of $123.3 million. After giving effect to our then current borrowings, outstanding letters of credit and the financial covenants contained in our credit facility, we had the ability to borrow approximately $109.0 million in additional amounts thereunder as of December 31, 2023.

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

The amended credit facility is used for ongoing working capital needs and general partnership purposes, including to finance permitted investments, acquisitions and capital expenditures. Prior to the credit facility amendment, the level of outstanding draws on our credit facility from January 1, 2023 through February 8, 2023 ranged from a low of $148.5 million to a high of $184.0 million. From February 8, 2023 through December 31, 2023, the level of outstanding draws on our amended credit facility ranged from a low of $42.5 million to a high of $138.0 million.

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

    The applicable margin for Adjusted Term SOFR borrowings at December 31, 2023 was 3.25%. The applicable margin for Adjusted Term SOFR borrowings at February 21, 2024 is 3.25%.

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

    At December 31, 2023, we had cash and cash equivalents of $0.05 million and available borrowing capacity of $123.3 million under our credit facility with $42.5 million of borrowings outstanding. After giving effect to our then current borrowings, letters of credit, and the financial covenants contained in our credit facility, we had the ability to borrow approximately $109.0 million in additional amounts thereunder as of December 31, 2023.

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

    The Partnership is in compliance with all debt covenants as of December 31, 2023 and expects to be in compliance for the next twelve months.

    Interest Rate Risk

We are subject to interest rate risk on our credit facility due to the variable interest rate and may enter into interest rate swaps to reduce this variable rate risk.

Seasonality

A substantial portion of our revenues is dependent on sales prices of products, particularly fertilizers and NGLs, which fluctuate in part based on spring and winter weather conditions. The demand for fertilizers is strongest during the early spring planting season. The demand for NGLs is strongest during the winter heating season. However, our Terminalling and Storage and Transportation business segments and the molten sulfur business are typically not impacted by seasonal fluctuations and a significant portion of our net income is derived from our Terminalling and Storage, Sulfur Services and Transportation business segments. Further, extraordinary weather events, such as hurricanes, have in the past, and could in the future, impact our Terminalling and Storage, Sulfur Services, and Transportation business segments.

Impact of Inflation

Inflation did not have a material impact on our results of operations in 2023, 2022 or 2021.   Inflation may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices for products consumed by our operations, such as diesel fuel, natural gas, chemicals, and other supplies, could adversely affect our results of operations. An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

    Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during 2023, 2022 or 2021.

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

For derivatives designated in cash flow hedging relationships, we record the gains and losses from the use of these instruments in accumulated other comprehensive income (loss) on the consolidated balance sheets and subsequently recognize the accumulated gains and losses into cost of products sold in the same period when the associated underlying transactions occur. At December 31, 2023, we had no outstanding hedge positions. See Note 11, "Derivative Instruments and Hedging Activities," in Item 8 for further information on our outstanding derivatives.

All outstanding commodity derivative positions were closed prior to December 31, 2023.
Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 8.80% as of December 31, 2023.  Based on the amount of unhedged floating rate debt owed by us on December 31, 2023, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $0.4 million annually.

We are not exposed to changes in interest rates with respect to our 2028 Notes as these obligations are at a fixed rate.  Based on the quoted prices for identical liabilities in markets that are not active at December 31, 2023, the estimated fair value of the 2028 Notes was $414.5 million.  Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of a 100 basis point increase in interest rates. Such an increase in interest rates at December 31, 2023 would result in a $12.2 million decrease in the fair value of our 2028 Notes.

Item 8.	Financial Statements and Supplementary Data

The following financial statements of Martin Midstream Partners L.P. (Partnership) are listed below:

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors
Martin Midstream Partners L.P. and Martin Midstream GP LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Martin Midstream Partners L.P. and subsidiaries (the Partnership) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in capital (deficit), and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2024 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

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

Sufficiency of audit evidence over revenue

As discussed in Note 5 to the consolidated financial statements, the Partnership recorded approximately $798 million of revenue for the year ended December 31, 2023. Revenue is derived from various revenue streams including throughput and storage; land transportation, inland marine transportation and offshore marine transportation; sulfur and fertilizer product sales, sulfur services, and natural gas liquids and lubricant product sales. The Partnership’s processes used to record revenue differ for each of these revenue streams, as do the related information technology (IT) systems for certain of these revenue stream.

We identified the evaluation of the sufficiency of audit evidence obtained over revenue as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate such evidence due to the number of revenue streams and IT systems involved. This included determining the revenue streams over which procedures would be performed and evaluating the nature and extent of audit evidence obtained over each revenue stream. The audit effort also required specialized skills and knowledge to evaluate the various IT systems.

The following are the primary procedures we performed to address this critical audit matter. We, with the assistance of IT professionals, applied auditor judgment to determine the nature and extent of procedures to be performed over revenue, including the determination of the revenue streams over which those procedures were performed. For each revenue stream where procedures were performed, we evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to record revenue, and involved IT professionals, who assisted in testing certain IT applications. For each revenue stream where procedures were performed, we assessed the recorded revenue by selecting a sample of transactions and comparing the revenue recorded for consistency with the underlying contractual documentation and comparing with the related customer payment received associated with the transactions. In addition, we evaluated the sufficiency of audit evidence obtained over revenue by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Partnership’s auditor since 2002.

Dallas, Texas
February 21, 2024

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors
Martin Midstream Partners L.P. and Martin Midstream GP LLC:

Opinion on Internal Control Over Financial Reporting
We have audited Martin Midstream Partners L.P and subsidiaries' (the Partnership) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in capital (deficit), and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 21, 2024 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion
The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Dallas, Texas
February 21, 2024

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2023	2022
Assets
Cash	$54	$45
Trade and accrued accounts receivable, less allowance for doubtful accounts of $530 and $496, respectively	53,293	79,641
Inventories	43,822	109,798
Due from affiliates	7,924	8,010
Other current assets	9,220	13,633
Total current assets	114,313	211,127

Property, plant and equipment, at cost	918,786	903,535
Accumulated depreciation	(612,993)	(584,245)
Property, plant and equipment, net	305,793	319,290

Goodwill	16,671	16,671
Right-of-use assets	60,359	34,963
Deferred income taxes, net	10,200	14,386
Intangibles and other assets, net	2,039	2,414
	$509,375	$598,851
Liabilities and Partners’ Capital (Deficit)
Current portion of long term debt and finance lease obligations	$—	$9
Trade and other accounts payable	51,653	68,198
Product exchange payables	426	32
Due to affiliates	6,334	8,947
Income taxes payable	652	665
Other accrued liabilities	41,499	33,074
Total current liabilities	100,564	110,925

Long-term debt, net	421,173	512,871
Operating lease liabilities	45,684	26,268
Other long-term obligations	6,578	8,232
Total liabilities	573,999	658,296
Commitments and contingencies
Partners’ capital (deficit)	(64,624)	(59,445)
Total partners’ capital (deficit)	(64,624)	(59,445)
	$509,375	$598,851

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Terminalling and storage *	$86,514	$80,193	$75,223
Transportation *	223,677	219,008	144,314
Sulfur services	13,430	12,337	11,799
Product sales: *
Specialty products	346,777	540,513	517,852
Sulfur services	127,565	166,827	133,243
	474,342	707,340	651,095
Total revenues	797,963	1,018,878	882,431

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Specialty products *	305,903	503,225	443,896
Sulfur services *	83,702	120,062	89,134
Terminalling and storage *	75	19	68
	389,680	623,306	533,098
Expenses:
Operating expenses *	252,211	251,886	193,952
Selling, general and administrative *	40,826	41,812	41,012
Depreciation and amortization	49,895	56,280	56,751
Total costs and expenses	732,612	973,284	824,813
Other operating income (loss), net	1,373	5,669	(534)
Gain on involuntary conversion of property, plant and equipment	—	—	196
Operating income	66,724	51,263	57,280

Other income (expense):
Interest expense, net	(60,290)	(53,665)	(54,107)
Loss on extinguishment of debt	(5,121)	—	—
Other, net	56	(5)	(4)
Total other income (expense)	(65,355)	(53,670)	(54,111)
Net income (loss) before taxes	1,369	(2,407)	3,169
Income tax expense	(5,918)	(7,927)	(3,380)
Net loss	(4,549)	(10,334)	(211)
Less general partner's interest in net loss	91	207	4
Less loss allocable to unvested restricted units	14	40	—
Limited partners' interest in net loss	$(4,444)	$(10,087)	$(207)

Net loss per unit attributable to limited partners - basic and diluted	$(0.11)	$(0.26)	$(0.01)
Weighted average limited partner units - basic and diluted	38,771,657	38,726,048	38,689,041

*Related Party Transactions Shown Below

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit amounts)
*Related Party Transactions Included Above

	Year Ended December 31,
	2023	2022	2021
Revenues:
Terminalling and storage	$72,138	$66,867	$62,677
Transportation	29,276	28,393	20,046
Product sales	8,767	554	479
Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Specialty products	35,930	39,356	27,856
Sulfur services	11,182	10,717	9,980
Terminalling and storage	75	19	10
Expenses:
Operating expenses	100,851	93,630	78,607
Selling, general and administrative	32,021	31,758	32,924

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars and units in thousands, except per unit amounts)

	Year Ended December 31,
	2023	2022	2021

Net loss	$(4,549)	$(10,334)	$(211)
Changes in fair values of commodity cash flow hedges	—	(816)	816
Comprehensive income (loss)	$(4,549)	$(11,150)	$605

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (DEFICIT)
(Dollars in thousands)

	Partners’ Capital (Deficit)
	Common		General Partner Amount	Accumulated Other Comprehensive Income
	Units	Amount			Total
Balances – December 31, 2020	38,851,174	$(48,776)	$1,905	$—	(46,871)

Net loss	—	(207)	(4)	—	(211)
Issuance of time-based restricted units	42,168	—	—	—	—
General partner contribution	—	—	3	—	3
Cash distributions	—	(775)	(16)	—	(791)
Changes in fair values of commodity cash flow hedges	—	—	—	816	816
Excess carrying value of the assets over the purchase price paid by Martin Resource Management	—	(1,350)	—	—	(1,350)
Unit-based compensation	—	384	—	—	384
Purchase of treasury units	(7,156)	(17)	—	—	(17)
Balances – December 31, 2021	38,802,750	(50,741)	1,888	816	(48,037)

Net loss	—	(10,127)	(207)	—	(10,334)
Issuance of time-based restricted units	48,000	—	—	—	—
Cash distributions	—	(777)	(16)	—	(793)
Changes in fair values of commodity cash flow hedges	—	—	—	(816)	(816)
Excess purchase price over carrying value of acquired assets	—	374	—	—	374
Unit-based compensation	—	161	—	—	161
Balances – December 31, 2022	38,850,750	(61,110)	1,665	—	(59,445)

Net loss	—	(4,458)	(91)	—	(4,549)
Issuance of time-based restricted units	64,056	—	—	—	—
Cash distributions	—	(777)	(16)	—	(793)
Unit-based compensation	—	163	—	—	163
Balances – December 31, 2023	38,914,806	$(66,182)	$1,558	$—	$(64,624)

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(4,549)	$(10,334)	$(211)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	49,895	56,280	56,751
Amortization and write-off of deferred debt issue costs	3,978	3,152	3,367
Amortization of discount on notes payable	2,200	—	—
Deferred income tax expense	4,186	5,744	2,432
(Gain) loss on disposition or sale of property, plant, and equipment	(1,373)	(5,669)	534
Gain on involuntary conversion of property, plant and equipment	—	—	(196)
Loss on extinguishment of debt	5,121	—	—
Derivative (income) loss	—	(901)	5,593
Net cash received (paid) for commodity derivatives	—	85	(4,984)
Unit-based compensation	163	161	384
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	26,348	4,579	(31,448)
Inventories	65,976	(47,678)	(8,334)
Due from affiliates	86	6,399	398
Other current assets	4,739	(1,479)	(3,552)
Trade and other accounts payable	(17,539)	486	14,331
Product exchange payables	394	(1,374)	1,033
Due to affiliates	(2,613)	7,123	1,389
Income taxes payable	(13)	280	(171)
Other accrued liabilities	2,880	(2,087)	(2,236)
Change in other non-current assets and liabilities	(2,411)	1,381	649
Net cash provided by operating activities	137,468	16,148	35,729
Cash flows from investing activities:
Payments for property, plant, and equipment	(34,317)	(27,237)	(16,059)
Payments for plant turnaround costs	(4,825)	(5,176)	(4,109)
Proceeds from sale of property, plant, and equipment	5,482	7,769	643
Proceeds from involuntary conversion of property, plant and equipment	—	—	284
Net cash used in investing activities	(33,660)	(24,644)	(19,241)
Cash flows from financing activities:
Payments of long-term debt	(632,197)	(393,740)	(333,790)
Payments under finance lease obligations	(9)	(279)	(2,707)
Proceeds from long-term debt	543,489	404,650	316,500
General partner contributions	—	—	3
Excess purchase price over carrying value of acquired assets	—	(1,285)	—
Purchase of treasury units	—	—	(17)
Payments of debt issuance costs	(14,289)	(64)	(592)
Cash distributions paid	(793)	(793)	(791)
Net cash provided by (used in) financing activities	(103,799)	8,489	(21,394)

Net increase (decrease) in cash	9	(7)	(4,906)
Cash at beginning of year	45	52	4,958
Cash at end of year	$54	$45	$52

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Martin Midstream Partners L.P. (the "Partnership") is a publicly traded limited partnership with a diverse set of operations focused primarily in the Gulf Coast region of the U.S. Its four primary business lines include: terminalling, processing, and storage services for petroleum products and by-products; land and marine transportation services for petroleum products and by-products, chemicals, and specialty products; sulfur and sulfur-based products processing, manufacturing, marketing and distribution; and marketing, distribution, and transportation services for natural gas liquids ("NGL") and blending and packaging services for specialty lubricants and grease.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(a)       Principles of Presentation and Consolidation

    The consolidated financial statements include the financial statements of the Partnership and its wholly owned subsidiaries and equity method investees.  In the opinion of the management of the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s results of operations, financial position and cash flows for the periods shown have been made.  All such adjustments are of a normal recurring nature.  In addition, the Partnership evaluates its relationships with other entities to identify whether they are variable interest entities under certain provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), 810-10 and to assess whether it is the primary beneficiary of such entities.  If the determination is made that the Partnership is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with ASC 810-10.  No such variable interest entities existed as of December 31, 2023 or 2022.

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

(c)       Inventories

Inventories are stated at the lower of cost or net realizable value.  Cost is generally determined by using the FIFO method for all inventories except lubricants, greases, lubricants packaging, and fertilizer inventories. Lubricants, greases, and lubricants packaging inventories cost is determined using standard cost, which approximates actual cost. Fertilizer inventory is determined using weighted average cost, which approximates actual cost.

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

Specialty Products – NGL revenue is recognized when title is transferred, which is generally when the product is delivered by truck, rail, or pipeline to the Partnership's NGL customers or when the customer collects the product from our facilities. When lubricants are sold by truck or rail, revenue is recognized when title is transferred, which is generally when the product leaves the Partnership's facility, depending on the specific terms of the contract. Delivery of product is invoiced as the transaction occurs and is generally paid within a month.

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

Equipment under finance leases is stated at the present value of minimum lease payments less accumulated amortization. Equipment under finance leases is amortized on a straight-line basis over the estimated useful life of the asset.

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

Of the Partnership's four reporting units, the terminalling and storage, transportation, specialty products and sulfur services reporting units all contain goodwill.

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

Based upon the most recent annual review as of August 31, 2023, no goodwill impairment exists within the Partnership's reporting units for the year ended December 31, 2023. No goodwill impairment was recorded for the years ended December 31, 2022 or 2021.

Other intangible assets that have finite lives are tested for impairment when events or circumstances indicate that the carrying value may not be recoverable. An impairment is indicated if the carrying amount of a long-lived intangible asset exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If impairment is indicated, the Partnership would record an impairment loss equal to the difference between the carrying value and the fair value of the asset. There were no intangible asset impairments for the years ended December 31, 2023, 2022 or 2021.

(h)      Debt Issuance Costs

Debt issuance costs relating to the Partnership’s credit facility and senior notes are deferred and amortized over the terms of the debt arrangements and are shown, net of accumulated amortization, as a reduction of the related long-term debt.

In connection with the issuance, amendment, expansion and restatement of debt arrangements, the Partnership incurred debt issuance costs of $14,289, $64 and $592 in the years ended December 31, 2023, 2022 and 2021, respectively.

Amortization and write-off of debt issuance costs, which is included in interest expense, totaled $3,978, $3,152 and $3,367 for the years ended December 31, 2023, 2022 and 2021, respectively.  Accumulated amortization amounted to $29,313 and $29,173 at December 31, 2023 and 2022, respectively.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Improvements to Income Tax Disclosures”, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The new standard is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. This ASU will result in the required additional disclosures being included in the Partnership's consolidated financial statements, once adopted.

In November 2023, the FASB issued ASU 2023-07, "Improvements to Reportable Segment Disclosures", effective for fiscal years beginning after December 15, 2023. The ASU adds disclosure requirements about an entity's reportable segments' oversight and significant expenses on an interim and annual basis. Early adoption is permitted. The Partnership is currently evaluating the guidance and its impact to the financial statements.

On January 1, 2021, the Partnership adopted FASB ASU 2019-12, Income Taxes (Accounting Standards Codification (“ASC”) Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to general principles in ASC 740 and clarifies and amends existing guidance within U.S. GAAP. Adoption of the new standard did not have a material impact on the Partnership’s consolidated financial statements.

NOTE 4. EXIT ACTIVITIES AND DIVESTITURES

    Exit from Butane Optimization Business. During the second quarter of 2023, the Partnership completed its previously announced exit from its butane optimization business at the conclusion of the butane selling season. This exit did not qualify as discontinued operations pursuant to ASC 205. Going forward, with respect to butane, the Partnership will operate as a fee-based butane logistics business, utilizing its north Louisiana underground storage assets, which have both truck and rail capability. This logistics business will also utilize the Partnership's truck transportation assets for fee-based product movements. As a result of this new business model, the Partnership will no longer carry butane inventory, enabling the Partnership to reduce commodity risk exposure, cash flow and earnings volatility, and working capital requirements. The following revenues and costs, which are included in the financial results for all periods presented, are not expected to be incurred under the new fee-based butane logistics business model. The butane optimization business has historically been included in the Partnership's Specialty Products operating segment.

	2023	2022	2021
Products revenue	$70,539	$172,756	$223,290
Cost of products sold	72,283	190,677	196,475
Selling, general and administrative expenses	512	2,094	4,292
	$(2,256)	$(20,015)	$22,523

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
NOTE 5. REVENUE

    The following table disaggregates our revenue by major source:

	2023	2022	2021

Terminalling and storage segment
Throughput and storage	$86,514	$80,193	$75,223
	$86,514	$80,193	$75,223
Transportation segment
Land transportation	$166,717	$166,631	$111,611
Inland transportation	50,890	45,050	29,536
Offshore transportation	6,070	7,327	3,167
	$223,677	$219,008	$144,314
Sulfur service segment
Sulfur product sales	$30,170	$42,247	$32,416
Fertilizer product sales	97,395	124,580	100,827
Sulfur services	13,430	12,337	11,799
	$140,995	$179,164	$145,042
Specialty products segment
Natural gas liquids product sales	$214,713	$398,422	$414,046
Lubricant product sales	132,064	142,091	103,806
	$346,777	$540,513	$517,852

Total revenues	$797,963	$1,018,878	$882,431

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

Specialty Products Segment

    NGL revenue is recognized when title is transferred, which is generally when the product is delivered by truck, rail, or pipeline to the Partnership's NGL customers or when the customer collects the product from our facilities. When lubricants are sold by truck or rail, revenue is recognized when title is transferred, which is generally when the product leaves the Partnership's facility, depending on the specific terms of the contract. Delivery of product is invoiced as the transaction occurs and is generally paid within a month.

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

	2024	2025	2026	2027	2028	Thereafter	Total
Terminalling and Storage
Throughput and storage	$44,124	$45,448	$46,749	$48,152	$49,662	$157,964	$392,099
Specialty Products
Natural Gas Liquids	6,449	6,431	3,736	—	—	—	16,616
Sulfur Services
Product sales	13,908	13,908	13,908	—	—	—	41,724
Service revenues	5,366	5,366	4,391	295	—	—	15,418
Total	$69,847	$71,153	$68,784	$48,447	$49,662	$157,964	$465,857

NOTE 6. INVENTORIES

Components of inventories at December 31, 2023 and 2022 were as follows:

	2023	2022
Natural Gas Liquids	$3,679	$52,462
Sulfur	817	1,541
Fertilizer	13,411	21,691
Lubricants	20,057	28,190
Other	5,858	5,914
	$43,822	$109,798

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
NOTE 7. PROPERTY, PLANT, AND EQUIPMENT

At December 31, 2023 and 2022, property, plant and equipment consisted of the following:

	Depreciable Lives	2023	2022
Land	—	$18,818	$21,649
Improvements to land and buildings	10-25 years	133,440	131,521
Storage equipment	5-50 years	129,456	124,412
Marine vessels	4-25 years	187,182	180,684
Operating plant and equipment	3-50 years	376,170	365,952
Furniture, fixtures and other equipment	3-20 years	7,527	11,726
Transportation equipment	3-7 years	47,017	50,836
Construction in progress		19,176	16,755
		$918,786	$903,535

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $44,700, $50,186 and $52,289, respectively, which includes amortization of fixed assets acquired under capital lease obligations of $6, $92, and $164. Gross assets under capital leases were $0 and $83 at December 31, 2023 and 2022, respectively. Accumulated amortization associated with capital leases was $0 and $44 at December 31, 2023 and 2022, respectively.

Additions to property, plant and equipment included in accounts payable at December 31, 2023, 2022 and 2021 were $2,943, $1,949, and $3,229, respectively. No equipment was purchased under capital lease obligations for the years ended December 31, 2023, 2022, and 2021.

NOTE 8. GOODWILL

    The following table represents the goodwill balance by reporting unit at December 31, 2023 and 2022 as follows:

	2023	2022
Carrying amount of goodwill:
Terminalling and storage [1]	$6,756	$10,985
Specialty products [1]	4,229	—
Sulfur services	5,197	5,197
Transportation	489	489
Total goodwill	$16,671	$16,671
1 Effective January 1, 2023, the Partnership reorganized its Terminalling and Storage and Natural Gas Liquids operating segments. The underground NGL storage division of the Partnership's Natural Gas Liquids operating segment was moved to the Terminalling and Storage operating segment. Further, the Partnership's packaged lubricants and grease businesses were moved from the Terminalling and Storage operating segment to the Specialty Products operating segment (formerly named the Natural Gas Liquids segment). In conjunction with the segment reorganization, the Partnership allocated $4,229 of goodwill from the Terminalling and Storage operating segment to the Specialty Products operating segment.

NOTE 9. LEASES

    The Partnership has numerous operating leases primarily for terminal facilities and transportation and other equipment. The leases generally provide that all expenses related to the equipment are to be paid by the lessee.

    Operating lease right of use ("ROU") assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Partnership's leases do not provide an implicit rate of return, the Partnership uses its imputed collateralized rate based on the information available at commencement date in determining the present value of lease payments. The estimated rate is based on a risk-free rate plus a risk-adjusted margin.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

The Partnership's leases have remaining lease terms of 1 year to 13 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year. The Partnership includes extension periods and excludes termination periods from its lease term if, at commencement, it is reasonably likely that the Partnership will exercise the option.

    The components of lease expense for the years ended December 31, 2023, 2022, and 2021 were as follows:

	2023	2022	2021
Operating lease cost	$16,198	$10,752	$9,266
Finance lease cost:
Amortization of right-of-use assets	6	92	164
Interest on lease liabilities	—	9	26
Short-term lease cost	5,415	11,546	10,290
Variable lease cost	191	185	115
Total lease cost	$21,810	$22,584	$19,861

    Supplemental cash flow information for the years ended December 31, 2023, 2022, and 2021 related to leases were as follows:

	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29,820	$20,153	$19,678
Operating cash flows from finance leases	—	9	26
Financing cash flows from finance leases	9	279	2,707

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$38,935	$22,433	$7,668
Finance leases	—	—	83

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
Supplemental balance sheet information related to leases was as follows at December 31, 2023 and 2022:

	2023	2022
Operating Leases
Operating lease right-of-use assets	$60,359	$34,963

Current portion of operating lease liabilities included in "Other accrued liabilities"	$14,901	$9,084
Operating lease liabilities	45,684	26,268
Total operating lease liabilities	$60,585	$35,352

Finance Leases
Property, plant and equipment, at cost	$—	$83
Accumulated depreciation	—	(44)
Property, plant and equipment, net	$—	$39

Current installments of finance lease obligations	$—	$9
Finance lease obligations	$—	0
Total finance lease obligations	$—	$9

Weighted Average Remaining Lease Term (years)
Operating leases	4.72	5.74
Finance leases	—	0.41
Weighted Average Discount Rate
Operating leases	6.56%	5.24%
Finance leases	—	3.61%

    The Partnership’s future minimum lease obligations as of December 31, 2023 consist of the following:

	Operating Leases	Finance Leases
Year 1	$18,345	$—
Year 2	16,740	—
Year 3	13,802	—
Year 4	10,515	—
Year 5	5,219	—
Thereafter	5,433	—
Total	70,054	—
Less amounts representing interest costs	(9,469)	—
Total lease liability	$60,585	$—

    As of December 31, 2023, the Partnership did not have any operating leases that have not yet commenced.

The Partnership has non-cancelable revenue arrangements that are under the scope of ASC 842 whereby we have committed certain terminalling and storage assets in exchange for a minimum fee. Future minimum revenues the Partnership expects to receive under these non-cancelable arrangements as of December 31, 2023 are as follows: 2024 - $22,275; 2025 - $16,333; 2026 - $11,741; 2027 - $11,552; 2028 - $11,364; subsequent years - $18,256.

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

There were no assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 or 2022.

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

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
2024 Notes	$—	$—	$52,462	$54,081
2025 Notes	—	—	290,495	290,689
2028 Notes	381,965	414,453	—	—
Total	$381,965	$414,453	$342,957	$344,770

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

(a)    Commodity Derivative Instruments

    The Partnership from time to time has used derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  The Partnership has established a hedging policy and monitors and manages the commodity market risk associated with potential commodity risk exposure.  In addition, the Partnership has focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. The Partnership enters into hedging transactions to protect a portion of its commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. At December 31, 2023 and 2022, there were no outstanding derivatives.

For information regarding gains and losses on commodity derivative instruments, see "Tabular Presentation of Gains and Losses on Derivative Instruments" below.

    (b)    Tabular Presentation of Gains and Losses on Derivative Instruments

The following table summarizes the loss recognized in AOCI at December 31, 2023 and 2022, respectively, and the gain (loss) reclassified from accumulated other comprehensive loss into earnings during the years ended December 31, 2023 and 2022, respectively, for derivative financial instruments designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in AOCI		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	2023	2022		2023	2022
Commodity contracts	$—	$—	Cost of products sold	$—	$816
Total	$—	$—		$—	$816

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
NOTE 12. RELATED PARTY TRANSACTIONS

As of December 31, 2023, Martin Resource Management Corporation owned 6,114,532 of the Partnership’s common units representing approximately 15.7% of the Partnership’s outstanding limited partnership units.  Martin Resource Management Corporation controls the Partnership's general partner by virtue of owning 100% of the membership interests in Holdings, the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management Corporation’s ownership as of December 31, 2023 of approximately 15.7% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management Corporation the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

    The following is a description of the Partnership’s material related party agreements:

Omnibus Agreement

              Omnibus Agreement.  The Partnership and its general partner are parties to the Omnibus Agreement dated November 1, 2002, with Martin Resource Management Corporation that governs, among other things, potential competition and indemnification obligations among the parties to the agreement, related party transactions, the provision of general administration and support services by Martin Resource Management Corporation and the Partnership’s use of certain Martin Resource Management Corporation trade names and trademarks. The Omnibus Agreement was amended on November 25, 2009, to include processing crude oil into finished products including naphthenic lubricants, distillates, asphalt and other intermediate cuts. The Omnibus Agreement was amended further on October 1, 2012, to permit the Partnership to provide certain lubricant packaging products and services to Martin Resource Management Corporation. The Omnibus Agreement was amended further on October 17, 2023 to include lubricants and packing in the Partnership’s definition of business.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
◦supplying employees and services for the operation of the Partnership's business; and

◦operating, solely for our account, the asphalt facilities owned by the Partnership in each of Hondo, South Houston and Port Neches, Texas and Omaha, Nebraska.

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

    Effective January 1, 2023, through December 31, 2023, the board of directors of our general partner approved an annual reimbursement amount for indirect expenses of $13,982.  The Partnership reimbursed Martin Resource Management Corporation for $13,982, $13,491 and $14,386 of indirect expenses for the years ended December 31, 2023, 2022 and 2021, respectively.  The board of directors of our general partner will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

    Amendment and Termination. The Omnibus Agreement may be amended by written agreement of the parties; provided, however, that it may not be amended without the approval of the Conflicts Committee if such amendment would adversely affect the unitholders. The Omnibus Agreement was first amended on November 25, 2009, to permit the Partnership to provide refining services to Martin Resource Management Corporation.  The Omnibus Agreement was amended further on October 1, 2012, to permit the Partnership to provide certain lubricant packaging products and services to Martin Resource Management Corporation.  The Omnibus Agreement was amended further on October 17, 2023 to include lubricants and packing in the Partnership’s definition of business. Such amendments were approved by the Conflicts Committee.  The

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
Omnibus Agreement, other than the indemnification provisions and the provisions limiting the amount for which the Partnership will reimburse Martin Resource Management Corporation for general and administrative services performed on its behalf, will terminate if the Partnership is no longer an affiliate of Martin Resource Management Corporation.

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

Terminal Services Agreements

    Diesel Fuel Terminal Services Agreement.  Effective October 1, 2022, The Partnership entered into a third amended and restated terminalling services agreement under which it provides terminal services to Martin Energy Services LLC (“MES”), a wholly owned subsidiary of Martin Resource Management Corporation, for fuel distribution utilizing marine shore-based terminals owned by the Partnership. This agreement amended the existing arrangement between the Partnership and MES by eliminating any minimum throughput volume requirements and increasing the per gallon throughput fee. The term of this agreement expired on December 31, 2023 but will continue on a year-to-year basis until terminated by either party by giving at least 90 days’ written notice prior to the end of any term.

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

Other Agreements

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
     Cross Tolling Agreement. The Partnership is a party to an amended and restated tolling agreement with Cross Oil Refining and Marketing, Inc. ("Cross") dated October 28, 2014, under which the Partnership processes crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts for Cross.  The tolling agreement expires November 25, 2031.  Under this tolling agreement, Cross agreed to process a minimum of 6,500 barrels per day of crude oil at the facility at a fixed price per barrel.  Any additional barrels are processed at a modified price per barrel.  In addition, Cross agreed to pay a monthly reservation fee and a periodic fuel surcharge fee based on certain parameters specified in the tolling agreement.  Further, certain capital improvements, to the extent requested by Cross, are reimbursed through a capital recovery fee. All of these fees (other than the fuel surcharge) are subject to escalation annually based upon an amount equal to two-thirds (2/3) times the increase in the Consumer Price Index for a specified annual period.

East Texas Mack Leases. MTI leases equipment, including tractors and trailers, from East Texas Mack Sales ("East Texas Mack"). Certain of our directors or officers are owners of East Texas Mack, including entities affiliated with Ruben Martin, who owns approximately 46% of the issued and outstanding stock of East Texas Mack. Amounts paid to East Texas Mack for tractor and trailer lease payments and lease residuals for the fiscal years ended December 31, 2023, 2022 and 2021 were approximately $3,256, $1,935, and $1,089, respectively.

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

    The impact of related party revenues from sales of products and services is reflected in the Consolidated Statements of Operations as follows:

Revenues:	2023	2022	2021
Terminalling and storage	$72,138	$66,867	$62,677
Transportation	29,276	28,393	20,046
Product sales:
Specialty products	8,547	404	370
Sulfur services	220	150	109
	8,767	554	479
	$110,181	$95,814	$83,202

    The impact of related party cost of products sold is reflected in the Consolidated Statements of Operations as follows:

Cost of products sold:
Specialty products	$35,930	$39,356	$27,856
Sulfur services	11,182	10,717	9,980
Terminalling and storage	75	19	10
	$47,187	$50,092	$37,846

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
    The impact of related party operating expenses is reflected in the Consolidated Statements of Operations as follows:

Operating expenses:
Transportation	$73,866	$66,682	$55,382
Sulfur services	5,738	6,165	4,411
Terminalling and storage	21,247	20,783	18,814
	$100,851	$93,630	$78,607

    The impact of related party selling, general and administrative expenses is reflected in the Consolidated Statements of Operations as follows:

Selling, general and administrative:
Transportation	$8,927	$7,553	$6,996
Specialty products	4,152	5,565	7,414
Sulfur services	3,714	3,917	3,276
Terminalling and storage	780	804	546
Indirect overhead allocation, net of reimbursement	14,448	13,919	14,692
	$32,021	$31,758	$32,924

NOTE 13. SUPPLEMENTAL BALANCE SHEET INFORMATION

    Components of "Intangibles and other assets, net" at December 31, 2023 and 2022 were as follows:

	2023	2022
Catalyst and turnaround costs	$701	$1,108
Other intangible assets	55	154
Other	1,283	1,152
	$2,039	$2,414

Other intangible assets consist of technology-based assets.

Amortization expense, included in "Depreciation and amortization" on the Partnership's Consolidated Statements of Operations includes amortization of intangible assets, turnaround expenses, and deferred charges. Aggregate amortization expense was $5,006, $5,713, and $4,085, for the years ended December 31, 2023, 2022 and 2021, respectively.

Estimated amortization expense for the years subsequent to December 31, 2023 are as follows: 2024 - $6,087; 2025 - $593; 2026 - $1; 2027 - $0; 2028 - $0; subsequent years - $0.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
Components of "Other accrued liabilities" at December 31, 2023 and 2022 were as follows:

	2023	2022
Accrued interest	$17,956	$15,131
Asset retirement obligations	25	298
Property and other taxes payable	4,348	4,562
Accrued payroll	4,136	3,504
Operating lease liabilities	14,901	9,084
Other	133	495
	$41,499	$33,074

The schedule below summarizes the changes in our asset retirement obligations:

	Year Ended December 31,
	2023	2022
	(In thousands)

Beginning asset retirement obligations	$4,992	$9,072
Revisions to existing liabilities [1]	—	—
Accretion expense	191	381
Liabilities settled	(1)	(4,461)
Ending asset retirement obligations	5,182	4,992
Current portion of asset retirement obligations [2]	(25)	(298)
Long-term portion of asset retirement obligations [3]	$5,157	$4,694

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
NOTE 14. LONG-TERM DEBT

    At December 31, 2023 and 2022, long-term debt consisted of the following:

	2023	2022
$175,000 [1] Credit facility at variable interest rate (8.80% [1] weighted average at December 31, 2023), due February 2027 [4] secured by substantially all of the Partnership’s assets, net of unamortized debt issuance costs of $3,292 and $1,086, respectively [2]	$39,208	$169,914
$400,000 Senior notes, 11.5% interest, net of unamortized debt issuance costs of $8,235 and $$0, respectively, including unamortized premium of $9,800 and $—, respectively, due February 2028, secured [2,3,4]	381,965	—
$53,750 Senior notes, due February 2024, 10.0% interest, net of unamortized debt issuance costs of $0 and $1,288, respectively [2,3]	—	52,462
$291,381 Senior notes, due February 2025, 11.5% interest, net of unamortized debt issuance costs of $0 and $886, respectively [2,3]	—	290,495
Total	421,173	512,871
Less: current portion	—	—
Total long-term debt, net of current portion	$421,173	$512,871

Current installments of finance lease obligations	$—	$9
Finance lease obligations	—	—
Total finance lease obligations	$—	$9

    1 Effective February 8, 2023, the interest rate fluctuates based on Adjusted Term SOFR (set on the date of each advance) or the alternate base rate plus an applicable margin. The margin is set every three months. All amounts outstanding at December 31, 2023 were at Adjusted Term SOFR plus an applicable margin. The applicable margin for revolving loans that are SOFR loans currently ranges from 2.75% to 3.75%, and the applicable margin for revolving loans that are alternate base rate loans currently ranges from 1.75% to 2.75%.  The applicable margin for SOFR borrowings at December 31, 2023 is 3.25%. The applicable margin for SOFR borrowings effective February 14, 2024 is 3.25%. The credit facility contains various covenants that limit the Partnership’s ability to make distributions; make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Omnibus Agreement.

    2 The Partnership was in compliance with all debt covenants as of December 31, 2023.

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

The Partnership paid cash interest, net of capitalized interest, in the amount of $51,607, $50,518, and $51,708 for the years ended December 31, 2023, 2022 and 2021, respectively. Capitalized interest was $310, $0, and $0 for the years ended December 31, 2023, 2022 and 2021, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
NOTE 15. PARTNERS' CAPITAL (DEFICIT)

    As of December 31, 2023, partners’ capital consisted of 38,914,806 common limited partner units, representing a 98% partnership interest, and a 2% general partner interest. Martin Resource Management Corporation, through subsidiaries, owned 6,114,532 of the Partnership's common limited partner units representing approximately 15.7% of the Partnership's outstanding common limited partner units. MMGP, the Partnership's general partner, owns the 2% general partner interest.

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

    Incentive Distribution Rights

MMGP holds a 2% general partner interest and, until November 23, 2021, MMGP held certain incentive distribution rights ("IDRs") in the Partnership. IDRs are a separate class of non-voting limited partner interest that may be transferred or sold by the general partner under the terms of the Partnership Agreement and represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution and any cumulative arrearages on common units once certain target distribution levels have been achieved. On November 23, 2021, MMGP contributed to the Partnership all of the outstanding IDRs for no consideration, whereupon the IDRs were cancelled and cease to exist (the “IDR Elimination”). Until the IDR Elimination, the Partnership was required to distribute all of its available cash from operating surplus, as previously defined in the Partnership Agreement.

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

Net Income per Unit

The Partnership follows the provisions of the FASB ASC 260-10 related to earnings per share, which addresses the application of the two-class method in determining income per unit for master limited partnerships having multiple classes of securities that may participate in partnership distributions accounted for as equity distributions. Undistributed earnings are allocated to the general partner and limited partners utilizing the contractual terms of the Partnership Agreement. Distributions to the general partner pursuant to the IDRs are limited to available cash that will be distributed as defined in the Partnership Agreement. Accordingly, the Partnership does not allocate undistributed earnings to the general partner for the IDRs because the general partner's share of available cash is the maximum amount that the general partner would be contractually entitled to receive if all earnings for the period were distributed. When current period distributions are in excess of earnings, the excess distributions for the period are to be allocated to the general partner and limited partners based on their respective sharing of losses specified in the Partnership Agreement. Additionally, as required under FASB ASC 260-10-45-61A, unvested share-

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
based payments that entitle employees to receive non-forfeitable distributions are considered participating securities, as defined in FASB ASC 260-10-20, for earnings per unit calculations.
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

	Years Ended December 31,
	2023	2022	2021

Net loss	$(4,549)	$(10,334)	$(211)
Less general partner’s interest in net loss:
Distributions payable on behalf of general partner interest	16	16	16
General partner interest in undistributed loss	(107)	(223)	(20)
Less loss allocable to unvested restricted units	(14)	(40)	—
Limited partners’ interest in net loss	$(4,444)	$(10,087)	$(207)

    The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the periods presented:

	Years Ended December 31,
	2023	2022	2021
Basic weighted average limited partner units outstanding	38,771,657	38,726,048	38,689,041
Dilutive effect of restricted units issued	—	—	—
Total weighted average limited partner diluted units outstanding	38,771,657	38,726,048	38,689,041

    All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the period presented. All common unit equivalents were antidilutive for the years ended December 31, 2023, 2022 and 2021 because the limited partners were allocated a net loss in these periods.

NOTE 16. UNIT BASED AWARDS - LONG-TERM INCENTIVE PLANS
    The Partnership recognizes compensation cost related to unit-based awards to both employees and non-employees in its consolidated financial statements in accordance with certain provisions of ASC 718. Amounts recognized in operating expense and selling, general, and administrative expense in the consolidated financial statements with respect to these plans are as follows:

	For the Year Ended December 31,
	2023	2022	2021
Restricted unit awards
Employees	$—	$—	$194
Non-employee directors	163	161	190
Phantom unit Awards
Employees	(177)	3,124	415
Non-employee directors	—	—	—
Total unit-based compensation expense	$(14)	$3,285	$799

    Long-Term Incentive Plans

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

Phantom unit awards are recorded in operating expense and selling, general and administrative expense based on the fair value of the vested portion of the awards on the balance sheet date. The fair value of these awards is updated at each balance sheet date and changes in the fair value of the vested portions of the awards are recorded as increases or decreases to compensation expense within operating expense and selling, general and administrative expense in the Consolidated Statements of Operations. All of the Partnership's outstanding phantom unit awards at December 31, 2023 met the criteria to be treated under liability classification in accordance with ASC 718, given that these awards will settle in cash on the vesting date.

Compensation expense for the phantom awards is based on the fair value of the units as of the balance sheet date as further discussed below, and such costs are recognized ratably over the service period of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future periods for these awards will vary. The estimated future cash payments of these awards are presented as liabilities within "Other current liabilities" and "Other long-term obligations" in the Consolidated Balance Sheets. As of December 31, 2023, there was a total of $4,621 of unrecognized compensation costs related to non-vested phantom unit awards. These costs are expected to be recognized over a remaining life of 2.12 years.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

The fair value of the phantom unit awards was estimated using a Monte Carlo valuation model as of the balance sheet date. The Monte Carlo valuation model is based on random projections of stock price paths and must be repeated numerous times to achieve a probabilistic assessment. Expected volatility was calculated based on the historical volatility of the Partnership’s common units as well as a set of peer companies.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
     The restricted units are valued at their fair value at the date of grant, which is equal to the market value of common units on such date. A summary of the restricted unit activity for the year ended December 31, 2023 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of year	124,362	$3.36
Granted (TBRU)	64,056	$2.81
Vested	(47,028)	$3.78
Forfeited	—	$—
Non-Vested, end of year	141,390	$2.99

Aggregate intrinsic value, end of year	$339
    A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the years ended December 31, 2023, 2022 and 2021 is provided below:

	For the Year Ended December 31,
	2023	2022	2021
Aggregate intrinsic value of units vested	$89	$92	$257
Fair value of units vested	$178	$188	$1,418

    As of December 31, 2023, there was $285 of unrecognized compensation cost related to non-vested time-based restricted units. That cost is expected to be recognized over a weighted-average period of 3.07 years.

NOTE 17. INCOME TAXES

    The components of income tax expense from operations for the years ended December 31, 2023, 2022 and 2021 are as follows:

	2023	2022	2021
Current:
Federal	$904	$1,179	$455
State	828	1,004	493
	1,732	2,183	948
Deferred:
Federal	3,051	4,815	2,142
State	1,135	929	290
	4,186	5,744	2,432
Total income tax expense	$5,918	$7,927	$3,380

    The operations of a partnership are generally not subject to income taxes, except for Texas margin tax, because its income is taxed directly to its partners. The Texas margin tax is considered a state income tax and is included in income tax expense on the Consolidated Statements of Operations. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as income tax, and therefore, the recognition of deferred taxes applies to the margin tax. The impact on deferred taxes as a result of this provision is immaterial. State income taxes attributable to the Texas margin tax relating to the operation of the Partnership of $440, $496 and $300 were recorded in income tax expense for the years ended December 31, 2023, 2022 and 2021, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
Total income tax expense relating to the operation of MTI, a wholly owned C-Corporation subsidiary of the Partnership (“Taxable Subsidiary”), of $5,478, $7,431 and $3,080 was recorded in income tax expense for the years ended December 31, 2023, 2022 and 2021, respectively.

The income tax expense from the Taxable Subsidiary operations for the years ended December 31, 2023, 2022, and 2021 differs from the "expected" tax expense (computed by applying the federal corporate rate of 21% to income before income taxes of the Taxable Subsidiary) as follows:

	2023	2022	2021
"Expected" tax expense	$3,880	$6,702	$2,223
Increase in income taxes resulting from:
State income taxes, net of federal income tax expense	1,357	1,135	382
Other non-deductible (non-taxable) items	306	(86)	384
Other, net	(65)	(320)	91
Actual tax expense	$5,478	$7,431	$3,080

Cash paid for income taxes was $1,404, $2,250 and $1,232 for the years ended December 31, 2023, 2022 and 2021, respectively.

Deferred taxes are the result of differences between the bases of assets and liabilities for financial reporting and income tax purposes. Significant components of deferred tax assets and liabilities at December 31, 2023 and 2022 are as follows:

	2023	2022
Deferred tax assets:
Bad debt reserves	$49	$49
Goodwill and intangibles	10,532	11,711
Employee benefits	4	6
Operating leases	—	14
Interest expense	334	—
Tax loss carryforwards	861	5,432
Other	178	130
Subtotal	11,958	17,342
Less: Valuation allowance	—	—
Total net deferred tax assets	11,958	17,342

Deferred tax liabilities:
Property and equipment	(1,747)	(2,956)
Operating leases	(11)	—
Total deferred tax liabilities	(1,758)	(2,956)
Net deferred tax assets	$10,200	$14,386

Deferred tax assets are regularly reviewed for recoverability and a valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. In assessing the need for a valuation allowance, management considers all available positive and negative evidence, including the ability to carryback operating losses to prior periods and the expected future utilization of net operating loss carryforwards, the reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies. On the basis of these considerations, as of December 31, 2023, management believes it is more likely than not that the Taxable Subsidiary will realize the benefit of the existing deferred tax assets.

    Federal income taxes refundable related to the operation of the Taxable Subsidiary of $29 and $374 for the years ended December 31, 2023 and 2022, respectively, are included in “Other current assets”. "Income taxes payable" includes a state income tax liability related to the operation of the Partnership of $567 and $451 for the years ended December 31, 2023 and

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
2022, respectively. Also included in "Income taxes payable" are state income tax liabilities related to the operation of the Taxable Subsidiary of $85 and $214 for the years ended December 31, 2023 and 2022, respectively.

    At December 31, 2023, MTI had net operating loss carryforwards for income tax purposes of approximately $10,680 related to federal and state taxes. Of these net operating loss carryforwards, approximately $4,797 will expire between 2031 and 2041 and approximately $5,883 may be carried forward indefinitely.

    The operations of the Partnership are generally not subject to income taxes, except as discussed above, because its income is taxed directly to its partners. The net tax basis in the Partnership's assets and liabilities is greater (less) than the reported amounts on the financial statements by approximately $124,695 and $112,841 as of December 31, 2023 and 2022, respectively.

    As of December 31, 2023, the tax years that remain open to assessment are 2020-2022.

NOTE 18. BUSINESS SEGMENTS

    The Partnership has four reportable segments: terminalling and storage, specialty products, transportation, and sulfur services. The Partnership’s reportable segments are strategic business units that offer different products and services. The operating income of these segments is reviewed by the chief operating decision maker to assess performance and make business decisions.

The accounting policies of the operating segments are the same as those described in Note 2. The Partnership evaluates the performance of its reportable segments based on operating income. There is no allocation of interest expense.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

	Operating Revenues	Intersegment Eliminations	Operating Revenues After Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs

Year Ended December 31, 2023:
Terminalling and storage	$95,459	$(8,945)	$86,514	$21,030	$5,676	$13,168
Specialty products	346,863	(86)	346,777	3,296	30,335	2,519
Sulfur services	140,995	—	140,995	10,690	30,436	16,851
Transportation	240,926	(17,249)	223,677	14,879	16,307	7,598
Indirect selling, general, and administrative	—	—	—	—	(16,030)	—
Total	$824,243	$(26,280)	$797,963	$49,895	$66,724	$40,136

Year Ended December 31, 2022:
Terminalling and storage	$92,612	$(12,419)	$80,193	$26,094	$(11,102)	$15,308
Specialty products	540,636	(123)	540,513	4,520	24,142	1,349
Sulfur services	179,164	—	179,164	11,099	34,146	6,857
Transportation	239,275	(20,267)	219,008	14,567	20,991	7,619
Indirect selling, general, and administrative	—	—	—	—	(16,914)	—
Total	$1,051,687	$(32,809)	$1,018,878	$56,280	$51,263	$31,133

Year Ended December 31, 2021:
Terminalling and storage	$87,816	$(12,593)	$75,223	$25,441	$(9,161)	$8,354
Specialty products	517,920	(68)	517,852	5,159	58,044	1,765
Sulfur services	145,042	—	145,042	10,432	32,972	7,813
Transportation	161,180	(16,866)	144,314	15,719	(8,446)	4,997
Indirect selling, general, and administrative	—	—	—	—	(16,129)	—
Total	$911,958	$(29,527)	$882,431	$56,751	$57,280	$22,929

Revenues from one customer in the specialty products segment was $120,171, $177,062 and $140,324 for the years ended December 31, 2023, 2022 and 2021, respectively.

The Partnership's assets by reportable segment as of December 31, 2023 and 2022 are as follows:

	2023	2022
Total assets:
Terminalling and storage	$171,320	$184,537
Specialty products	72,770	150,175
Sulfur services	103,779	110,688
Transportation	161,506	153,451
Total assets	$509,375	$598,851

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

NOTE 20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

    The Partnership's operations are conducted by its operating subsidiaries as it has no independent assets or operations. The Operating Partnership, the Partnership’s wholly owned subsidiary, and the Partnership's other operating subsidiaries have issued in the past, and may issue in the future, unconditional guarantees of senior or subordinated debt securities of the Partnership. The guarantees that have been issued are full, irrevocable and unconditional and joint and several. In addition, the Operating Partnership may also issue senior or subordinated debt securities which, if issued, will be fully, irrevocably and unconditionally guaranteed by the Partnership. Substantially all of the Partnership's operating subsidiaries are subsidiary guarantors of its outstanding senior notes and any subsidiaries other than the subsidiary guarantors are minor.

NOTE 21. SUBSEQUENT EVENTS

Quarterly Distribution.  On January 23, 2024, the Partnership declared a quarterly cash distribution of $0.005 per common unit for the fourth quarter of 2023, or $0.02 per common unit on an annualized basis, which was paid on February 14, 2024 to unitholders of record as of February 7, 2024.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures. In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of our general partner, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of December 31, 2023.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2023.  The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report appearing in "Item 8 - Financial Statements and Supplementary Data."

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

During the three months ended December 31, 2023 , no director or officer of our general partner adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

Name	Age	Position with the General Partner
Ruben S. Martin	72	Chairman of the Board of Directors
Robert D. Bondurant	65	President and Chief Executive Officer and Director
Randall L. Tauscher	58	Executive Vice President and Chief Operating Officer
Chris H. Booth	54	Executive Vice President, Chief Legal Officer, General Counsel and Secretary
Sharon L. Taylor	59	Executive Vice President and Chief Financial Officer
Scot A. Shoup	63	Senior Vice President of Operations
C. Scott Massey	71	Director
James M. Collingsworth	69	Director
Byron R. Kelley	76	Director

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

    Randall L. Tauscher serves as Executive Vice President and Chief Operating Officer of our general partner. Mr. Tauscher has served as an officer of our general partner since September 2007.  Prior to joining Martin Resource Management Corporation, Mr. Tauscher was employed by Koch Industries for over 18 years, most recently as Senior Vice President of the Koch Carbon Division.  Mr. Tauscher earned a Bachelor of Business Administration degree from Kansas State University.

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

    James M. Collingsworth serves as a member of the board of directors of our general partner. Mr. Collingsworth has spent 45 years in all facets of the midstream and petrochemical industry. In 2013, Mr. Collingsworth retired from Enterprise Products Company as a Sr. Vice President of Regulated NGL Pipelines & Natural Gas Storage. Mr. Collingsworth currently serves on the board of directors of NGL Energy Partners LP and has served on the board of directors of Texaco Canada, Dixie Pipeline Company, Seminole Pipeline Company and the Petrochemical Feedstock Association of America. Mr. Collingsworth has served as a Director since October 2014. Mr. Collingsworth received a Bachelor’s degree in finance and marketing from Northeastern State University. Mr. Collingsworth was selected to serve as a director on our general partner's board of directors due to his extensive corporate business experience.

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

Board Meetings and Committees

From January 1, 2023 to December 31, 2023, the board of directors of our general partner held 7 meetings. All members of the Board attended at least 75% of the meetings of the board and the committees on which they served in 2023. We have standing conflicts, audit, compensation and nominating committees of the board of directors of our general partner. The board of directors of our general partner appoints the members of the Audit, Compensation, Nominating and Conflicts Committees. Each member of the Audit Committee is an independent director in accordance with NASDAQ and applicable securities laws. Each of the board committees has a written charter approved by the board. Copies of each charter are posted on our website at www.MMLP.com under the "Corporate Governance" section. The current members of the committees, the number of meetings held by each committee from January 1, 2023 to December 31, 2023, and a brief description of the functions performed by each committee are set forth below:

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

Compensation Committee (7 meetings). The members of the Compensation Committee are Messrs. Collingsworth (chairman), Massey and Kelley. All members attended the meeting of the Compensation Committee for the period noted above. The primary responsibility of the Compensation Committee is to oversee compensation decisions for the outside directors of our general partner and executive officers of our general partner (in the event they are to be paid by our general partner) as well as our long-term incentive plans.

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

Compensation Discussion and Analysis

Background

We are required to provide information regarding the compensation program in place as of December 31, 2023, for the CEO, CFO and the three other most highly-compensated executive officers of our general partner as reflected in the summary compensation table set forth below (the "Named Executive Officers").  This section should be read in conjunction with the detailed tables and narrative descriptions regarding compensation below.

We are a master limited partnership and have no employees.  We are managed by the executive officers of our general partner. These executive officers are employed by Martin Resource Management Corporation, a private corporation that has significant operations that are separate from ours. With the exception of our President and Chief Executive Officer, the executive officers of our general partner are also the executive officers of Martin Resource Management Corporation and devote significant time to the management of Martin Resource Management Corporation’s operations.  We reimburse Martin Resource Management Corporation for a portion of the indirect general and administrative expenses, including compensation expense relating to the service of these individuals that are allocated to us pursuant to the Omnibus Agreement. Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.   For the years ended December 31, 2023, 2022 and 2021 the board of directors of our general partner approved reimbursement amounts of $14.0 million, $13.5 million and $14.4 million, respectively, reflecting our allocable share of such expenses. Please see "Item 13. Certain Relationships and Related Transactions, and Director Independence — Agreements — Omnibus Agreement" for a discussion of the Omnibus Agreement.

Compensation Objectives

As we do not directly compensate the executive officers of our general partner, we do not have any set compensation programs. The elements of Martin Resource Management Corporation’s compensation program discussed below, along with Martin Resource Management Corporation’s other rewards, are intended to provide a total rewards package designed to yield competitive total cash compensation, drive performance and reward contributions in support of the businesses of Martin Resource Management Corporation and other Martin Resource Management Corporation affiliates, including us, for which the Named Executive Officers perform services. Although we bear an allocated portion of Martin Resource Management Corporation’s costs of providing compensation and benefits to the Named Executive Officers, we do not have control over such costs and do not establish or direct the compensation policies or practices of Martin Resource Management Corporation.  During 2023, Martin Resource Management Corporation paid compensation based on the performance of Martin Resource Management Corporation but did not set any specific performance-based criteria and did not have any other specific performance-based objectives.

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

Other Compensation.   Martin Resource Management Corporation generally does not pay for perquisites for any of the Named Executive Officers, other than general recreational activities at certain Martin Resource Management Corporation’s properties and use of Martin Resource Management Corporation vehicles. No perquisites are paid for services rendered to us.  Martin Resource Management Corporation provides an executive life insurance policy and long-term disability policy for the Named Executive Officers with the annual premiums being paid by Martin Resource Management Corporation.  Martin Resource Management Corporation does not provide any greater allocation toward employee health insurance premiums than is provided for all other employees covered on the health benefits plan.

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

Determination of 2023 Compensation Amounts

During 2023, elements of all compensation paid to the Named Executive Officers by Martin Resource Management Corporation consisted of the following: (1) annual base salary; (2) discretionary annual cash awards; (3) awards pursuant to the Martin Midstream Partners L.P. 2021 Phantom Unit Plan or Martin Midstream Partners L.P. 2017 Restricted Unit Plan; (4) other Martin Resource Management Corporation employee benefit plans; and (5) other compensation, including limited perquisites.  With respect to the Named Executive Officers, they were paid an allocated portion of their base salaries.

Annual Base Salary.  The portions of the annual base salaries paid by Martin Resource Management Corporation to the Named Executive Officers, which are allocable to us under our Omnibus Agreement with Martin Resource Management Corporation, are reflected in the summary compensation table below.  Based upon the agreement of our general partner with Martin Resource Management Corporation, we have reimbursed Martin Resource Management Corporation for approximately 75.7% of the aggregate annual base salaries paid to the Named Executive Officers by Martin Resource Management Corporation during 2023.  The foregoing agreement has been developed based on an assessment of the estimated percentage of the time spent by the Named Executive Officers managing our affairs, relative to the affairs of Martin Resource Management Corporation ranging from approximately 60% to 100%. During 2023, our Named Executive Officers were Mr. Robert D. Bondurant, the President and Chief Executive Officer of our general partner, Ms. Sharon L. Taylor, an Executive Vice President and Chief Financial Officer of our general partner, Mr. Randall Tauscher, an Executive Vice President and Chief Operating Officer of our general partner, Mr. Chris Booth, the Executive Vice President, General Counsel and Secretary of our general partner, and Mr. Scot A. Shoup, Senior Vice President of Operations.

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

Clawback Policy

We recently adopted a compensation recovery or “clawback” policy in accordance with applicable Nasdaq listing rules, a copy of which is filed as an exhibit to this Annual Report on Form 10-K. It is generally our policy that our general partner will recoup any incentive compensation erroneously awarded to any current or former executive officers due to material noncompliance with any financial reporting requirement under applicable securities laws during the three completed fiscal years immediately preceding the date our general partner determines that an accounting restatement is required. Such recoupment would be undertaken by our general partner whether or not the executive’s actions contributed to the accounting restatement.

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

Martin Resource Management Corporation Employee Stock Ownership Plans

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

Martin Resource Management Corporation 401(k) Profit Sharing Plan.  Martin Resource Management Corporation maintains a profit sharing plan that covers employees who satisfy certain minimum age and service requirements. This profit sharing plan is referred to as the "401(k) Plan." Eligible employees may elect to participate in the 401(k) Plan by electing pre-tax contributions up to 30% of their regular compensation. Martin Resource Management Corporation may make annual discretionary profit sharing contributions in an amount at the plan year end as determined by the board of directors of Martin Resource Management Corporation. Participants in the 401(k) Plan prior to January 1, 2017 are 100% vested in matching contributions, while those employed after January 1, 2017 become vested upon completion of the five years of vesting service schedule or upon their attainment of age 65, permanent disability or death during employment. The five-year vesting service schedule is also applicable to discretionary contributions made to the plan.

Martin Resource Management Corporation Non-Qualified Option Plan.  In September 1999, Martin Resource Management Corporation adopted a stock option plan designed to retain and attract qualified management personnel, directors and consultants.  Under the plan, Martin Resource Management Corporation is authorized to issue to qualifying parties from time to time options to purchase up to 2,000 shares of its common stock with terms not to exceed ten years from the date of grant and at exercise prices generally not less than fair market value on the date of grant.  In November 2007, Martin Resource Management Corporation adopted an additional stock option plan designed to retain and attract qualified management personnel, directors and consultants. In December 2013, all outstanding options were exercised or redeemed in lieu of redemption. There are no outstanding options under this plan as of December 31, 2023.

Other Compensation

    Martin Resource Management Corporation generally does not pay for perquisites for any of our Named Executive Officers other than general recreational activities at certain Martin Resource Management Corporation’s properties located in Texas and use of Martin Resource Management Corporation vehicles, including aircraft.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation expense that was allocated to us for the services of the Named Executive Officers for the years ended December 31, 2023, 2022 and 2021.

Name and Principal Position	Year	Salary	Discretionary Annual Awards	Phantom Unit Awards (Grant Date Value) (a)	Total Compensation
Robert D. Bondurant, President and Chief Executive Officer	2023	$598,000	$775,000	$267,925	$1,640,925
	2022	$575,000	$775,000	$243,250	$1,593,250
	2021	$575,000	$700,000	$139,600	$1,414,600
Randall L. Tauscher, Executive Vice President and Chief Operating Officer	2023	$354,250	$—	$229,650	$583,900
	2022	$367,500	$—	$217,000	$584,500
	2021	$336,000	$—	$136,600	$472,600
Sharon L. Taylor, Executive Vice President and Chief Financial Officer	2023	$224,250	$—	$199,030	$423,280
	2022	$189,000	$—	$185,500	$374,500
	2021	$165,000	$—	$131,200	$296,200
Chris H. Booth, Executive Vice President, General Counsel and Secretary	2023	$261,000	$—	$199,030	$460,030
	2022	$252,000	$—	$185,500	$437,500
	2021	$231,000	$—	$133,600	$364,600
Scot A. Shoup, Senior Vice President of Operations	2023	$317,600	$—	$76,550	$394,150
	2022	$365,750	$—	$92,750	$458,500
	2021	$353,400	$—	$65,600	$419,000

(a) On each of July 19, 2023, April 20, 2022 and July 21, 2021, the Compensation Committee approved forms of time-based award agreements for phantom units and phantom unit appreciation rights, both of which awards vest in full on the third anniversary of the grant date, or July 19, 2026, July 21, 2025 and July 21, 2024, respectively. The grant date value of a phantom unit under a phantom unit appreciation right award is equal to the average of the closing price for a common unit during the 20 trading days immediately preceding the grant date of the award.

GRANTS OF PLAN-BASED AWARDS

Name and Award Type	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#) (a)	All Other Option Awards: Number of Securities Under-lying Options (#)(b)	Exercise or Base Price of Option Awards ($/Unit)	Grant Date Fair Value of Stock and Option Awards ($) (c)
Robert D. Bondurant
Phantom Units	07/19/2023	122,500		—	$265,825
Phantom Unit Appreciation Rights	07/19/2023		52,500	$2.13	$2,100
Randall L. Tauscher
Phantom Units	07/19/2023	105,000		—	$227,850
Phantom Unit Appreciation Rights	07/19/2023		45,000	$2.13	$1,800
Sharon L. Taylor
Phantom Units	07/19/2023	91,000		—	$197,470
Phantom Unit Appreciation Rights	07/19/2023		39,000	$2.13	$1,560
Chris H. Booth
Phantom Units	07/19/2023	91,000		—	$197,470
Phantom Unit Appreciation Rights	07/19/2023		39,000	$2.13	$1,560
Scot A. Shoup
Phantom Units	07/19/2023	35,000		—	$75,950
Phantom Unit Appreciation Rights	07/19/2023		15,000	$2.13	$600

(a) This column includes the number of time-based phantom units granted to our named executive officers in 2023. These awards vest in full on July 19, 2026.

(b) This column includes the number of time-based phantom unit appreciation rights granted to our named executive officers in 2023. These awards vest in full on July 19, 2026.

(c) Amounts in this column reflect the grant date fair value of time-based phantom units and phantom unit appreciation rights granted to our named executive officers in 2023 and are determined in accordance with FASB ASC Topic 718. The grant date fair value of the phantom units is $2.17 and the grant date fair value of the phantom unit appreciation rights is $0.04.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2023

	Option Awards				Unit Awards
Name and Award Type	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (a)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(a)	Market Value of Shares or Units of Stock That Have Not Vested ($)(b)
Robert D. Bondurant

Phantom Units - 2021 Award	—	—	—	—	40,000	$106,400
Phantom Units - 2022 Award	—	—	—	—	20,000	$60,000
Phantom Units - 2023 Award	—	—	—	—	122,500	$294,000
Phantom Unit Appreciation Rights - 2021 Award	—	150,000	$2.92	N/A	—

Phantom Unit Appreciation Rights - 2022 Award	—	125,000	$4.55	N/A	—
Phantom Unit Appreciation Rights - 2023 Award	—	52,500	$2.13	N/A	—	$14,175
Randall L. Tauscher

Phantom Units - 2021 Award	—	—	—	—	40,000	$106,400
Phantom Units - 2022 Award	—	—	—	—	20,000	$60,000
Phantom Units - 2023 Award	—	—	—	—	105,000	$252,000
Phantom Unit Appreciation Rights - 2021 Award	—	125,000	$2.92	N/A	—
Phantom Unit Appreciation Rights - 2022 Award	—	100,000	$4.55	N/A	—
Phantom Unit Appreciation Rights - 2023 Award	—	45,000	$2.13	N/A	—	$12,150
Sharon L. Taylor

Phantom Units - 2021 Award	—	—	—	—	40,000	$106,400
Phantom Units - 2022 Award	—	—	—	—	20,000	$60,000
Phantom Units - 2023 Award	—	—	—	—	91,000	$218,400
Phantom Unit Appreciation Rights - 2021 Award	—	80,000	$2.92	N/A	—
Phantom Unit Appreciation Rights - 2022 Award	—	70,000	$4.55	N/A	—
Phantom Unit Appreciation Rights - 2023 Award	—	39,000	$2.13	N/A	—	$10,530
Chris H. Booth

Phantom Units - 2021 Award	—	—	—	—	40,000	$106,400
Phantom Units - 2022 Award	—	—	—	—	20,000	$60,000
Phantom Units - 2023 Award	—	—	—	—	91,000	$218,400
Phantom Unit Appreciation Rights - 2021 Award	—	100,000	$2.92	N/A	—
Phantom Unit Appreciation Rights - 2022 Award	—	70,000	$4.55	N/A	—
Phantom Unit Appreciation Rights - 2023 Award	—	39,000	$2.13	N/A	—	$10,530
Scot A. Shoup

Phantom Units - 2021 Award	—	—	—	—	20,000	$53,200
Phantom Units - 2022 Award	—	—	—	—	10,000	$30,000
Phantom Units - 2023 Award	—	—	—	—	35,000	$84,000
Phantom Unit Appreciation Rights - 2021 Award	—	40,000	$2.92	N/A	—
Phantom Unit Appreciation Rights - 2022 Award	—	35,000	$4.55	N/A	—
Phantom Unit Appreciation Rights - 2023 Award	—	15,000	$2.13	N/A	—	$4,050

(a) The 2021 Award vests in full on July 21, 2024, the 2022 Award vests in full on July 21, 2025, and the 2023 Award vests in full on July 19, 2026.

(b) The market value of unvested phantom units is calculated by multiplying the number of unvested phantom units held by the NEOs by the closing price of our common stock on December 31, 2023, 2022 and 2021, which was $2.40, $3.00 and $2.66, respectively. Because our closing stock price on December 31, 2023 was less than the strike price of the phantom unit appreciation rights 2021 and 2022 awards, a $0 market value was included for the unvested phantom unit appreciation rights.

EQUITY VESTED TABLE FOR THE YEAR ENDED DECEMBER 31, 2023

Restricted Unit Plan
Unit Awards (a)
Name	Number of Common Units Acquired on Vesting	Value Realized on Vesting
Robert D. Bondurant	—	$—
Randall L. Tauscher	—	$—
Sharon L. Taylor	—	$—
Chris H. Booth	—	$—
Scot A. Shoup	—	$—

(a) As of December 31, 2023, there were no outstanding awards under the 2017 LTIP for the Named Executive Officers.

Director Compensation

As a partnership, we are managed by our general partner.  The board of directors of our general partner performs for us the functions of a board of directors of a business corporation. Directors of our general partner are entitled to receive total quarterly retainer fees of $25,000 each.  Effective January 1, 2024, directors of our general partner are entitled to receive quarterly retainer fees of $27,500 each. Martin Resource Management Corporation employees who are a member of the board of directors of our general partner do not receive any additional compensation for serving in such capacity.  Officers of our general partner who also serve as directors will not receive additional compensation. All directors of our general partner are entitled to reimbursement for their reasonable out-of-pocket expenses in connection with their travel to and from, and attendance at, meetings of the board of directors or committees thereof.  Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

    The following table sets forth the compensation of our board members for the period from January 1, 2023 through December 31, 2023.

Name	Fees Earned Paid in Cash	Stock Awards (a)	Total
Ruben S. Martin	$—	$—	$—
Robert D. Bondurant	$—	$—	$—
C. Scott Massey (b)	$100,000	$59,999	$159,999
Byron R. Kelley (b)	$100,000	$59,999	$159,999
James M. Collingsworth (b)	$100,000	$59,999	$159,999

(a) The amounts shown represent the grant date fair value of awards computed in accordance with FASB ASC 718, however, such awards are subject to vesting requirements for TBRUs and PBRUs which have not been met as it relates to the 2018 stock award. See Note 16 included in Item 8 herein for the assumptions made in our valuation of such awards.

(b) In February 2023, the Partnership issued 21,352 TBRUs to each of the Partnership's three independent directors, C. Scott Massey, Byron R. Kelley, and James M. Collingsworth under the 2017 LTIP.  These restricted common units vest in equal installments of 5,338 units on January 24, 2024, 2025, 2026, and 2027. In calculating the fair value of the award, we multiplied the closing price of our common units on the NASDAQ on the date of grant by the number of restricted common units granted to each director.

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

The following table sets forth the beneficial ownership of our units as of February 21, 2024 held by beneficial owners of 5% or more of the units outstanding, by directors of our general partner, by each executive officer and by all directors and executive officers of our general partner as a group.

Name of Beneficial Owner [1]	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned [3]
MRMC ESOP Trust [4]	6,114,532	15.7%
Martin Resource Management Corporation [5]	6,114,532	15.7%
Martin Resource LLC [5]	4,203,823	10.8%
Martin Product Sales LLC [5]	1,021,265	2.6%
Cross Oil Refining & Marketing Inc. [5]	889,444	2.3%
Invesco Ltd. [2]	7,212,745	18.5%
Senterfitt Holdings Inc. [6]	3,726,607	9.6%
Ruben S. Martin [7]	9,998,522	25.6%
Robert D. Bondurant	145,194	—%
Randall L. Tauscher	118,127	—%
Chris H. Booth [8]	48,223	—%
Sharon L. Taylor [9]	23,782	—%
Scot A. Shoup	27,489	—%
C. Scott Massey [10]	151,966	—%
Byron R. Kelley	134,066	—%
James M. Collingsworth [11]	132,241	—%
All directors and executive officers as a group (9 persons) [12]	10,779,610	27.6%

1 The address for Martin Resource Management Corporation and all of the individuals listed in this table, unless otherwise indicated, is c/o Martin Midstream Partners L.P., 4200 Stone Road, Kilgore, Texas, 75662.

2 Based solely upon the Schedule 13G/A filed on February 12, 2024 with the SEC by the beneficial owner as of December 31, 2023. Invesco Ltd. has sole voting power and sole dispositive power over 7,212,745 of common units. The address for Invesco Ltd. is 1331 Spring Street NW, Suite 2500, Atlanta, Georgia, 30309.

3 The percent of class shown is less than one percent unless otherwise noted.

4 By virtue of its ownership of 89.18% of the outstanding common stock of Martin Resource Management Corporation, the MRMC ESOP Trust (the "MRMC ESOP") is the controlling shareholder of Martin Resource Management Corporation, and may be deemed to beneficially own the 6,114,532 MMLP Common Units held by Martin Resource LLC, Cross Oil Refining & Marketing Inc., and Martin Product Sales LLC. Robert D. Bondurant, Randall L. Tauscher, and Melanie Mathews, Vice President - Human Resources (the "MRMC ESOP Co-Trustees") serve as co-trustees of the MRMC ESOP but all of its voting and investment decisions are directed by the board of directors of Martin Resource Management Corporation. The MRMC ESOP expressly disclaims beneficial ownership of the MMLP Common Units as voting and investment decisions are directed by the board of directors of Martin Resource Management Corporation.

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

7 Includes: (i) 156,723 common units held of record directly by Mr. Martin and (ii) 3,726,607 Common Units held of record by Senterfitt Holdings Inc., for which Mr. Martin is the sole shareholder and sole director and has sole voting and investment power. By virtue of serving as the Chairman of the Board and President of Martin Resource Management Corporation, Ruben S. Martin may exercise control over the voting and disposition of the securities owned by Martin Resource Management Corporation, and therefore, may be deemed the beneficial owner of the common units owned by Martin Resource Management Corporation, which include 6,114,532 common units beneficially owned through its ownership of Martin Resource LLC, Cross Oil Refining & Marketing Inc. and Martin Product Sales LLC.

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

Martin Resource Management Corporation indirectly owns 100% of the membership interests in the holding company that is the sole member of our general partner and, together with our general partner, owns approximately 15.7% of our outstanding common limited partner units as of December 31, 2023.  The table below sets forth information as of December 31, 2023 concerning (i) each person owning beneficially in excess of 5% of the voting common stock of Martin Resource Management Corporation, and (ii) the beneficial common stock ownership of (a) each director of Martin Resource Management Corporation, (b) each executive officer of Martin Resource Management Corporation, and (c) all such executive officers and directors of Martin Resource Management Corporation as a group.  Except as indicated, each individual has sole voting and investment power over all shares listed opposite his or her name.

	Beneficial Ownership of Voting Common Stock
Name of Beneficial Owner [1]	Number of Shares	Percent of Outstanding Voting Stock
MRMC ESOP Trust [2]	114,318.06	89.18%
Martin ESOP Trust [3]	13,873.49	10.82%
Robert D. Bondurant [3]	13,873.49	10.82%
Randall Tauscher [3]	13,873.49	10.82%

1 The business address of each shareholder, director and executive officer of Martin Resource Management Corporation is c/o Martin Resource Management Corporation, 4200 Stone Road, Kilgore, Texas 75662.

2 The MRMC ESOP owns 128,191.55 shares of common stock of Martin Resource Management Corporation. The MRMC ESOP Co-Trustees serve as trustees of the MRMC ESOP but all of its voting and investment decisions related to the unallocated shares of common stock are directed by the board of directors of Martin Resource Management Corporation. Of the common stock held by the MRMC ESOP, 107,986.14 shares of common stock are allocated to participant accounts, and 20,205.41 shares of common stock are unallocated.

3 Robert D. Bondurant and Randall Tauscher (the "Martin ESOP Co-Trustees") are co-trustees of the Martin Employee Stock Ownership Trust which converted from a profit sharing plan known as the Martin Employees' Stock Profit Sharing Plan on January 1, 2014. The Martin ESOP Co-Trustees exercise shared control over the voting and disposition of the securities owned by this trust.  As a result, the Martin ESOP Co-Trustees may be deemed to be the beneficial owner of the securities held by such trust; thus, the number of shares of common stock reported herein as beneficially owned by the Martin ESOP Co-Trustees includes the 13,873.49 shares owned by such trust.  The Martin ESOP Co-Trustees disclaim beneficial ownership of these 13,873.49 shares.

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2023:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, Warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	2,518,506
Total	—	$—	2,518,506
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

Martin Resource Management Corporation owns 6,114,532 of our common limited partnership units representing approximately 15.7% of our outstanding common limited partnership units as of February 21, 2024.  Martin Resource Management Corporation indirectly holds 100% of the membership interests in Martin Midstream GP LLC, our general partner, by virtue of its 100% ownership interest in MMGP Holdings, LLC, the sole member of our general partner. Our general partner owns a 2% general partner interest in us. Our general partner’s ability to manage and operate us and Martin Resource Management Corporation’s ownership of approximately 15.7% of our outstanding common limited partner units effectively gives Martin Resource Management Corporation the ability to veto some of our actions and to control our management.

Distributions and Payments to the General Partner and its Affiliates

The following table summarizes the distributions and payments to be made by us to our general partner and its affiliates.  These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.

Operational Stage
Distributions of available cash to our general partner	We will generally make cash distributions 98% to our unitholders and 2% to our general partner.
Payments to our general partner and its affiliates	Martin Resource Management Corporation is entitled to reimbursement for all direct expenses it or our general partner incurs on our behalf. The direct expenses include the salaries and benefit costs employees of Martin Resource Management Corporation who provide services to us. Our general partner has sole discretion in determining the amount of these expenses. In addition to the direct expenses, Martin Resource Management Corporation is entitled to reimbursement for a portion of indirect general and administrative and corporate overhead expenses. Under the omnibus agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. The board of directors of our general partner will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually. Please read "Agreements — Omnibus Agreement" below.
Withdrawal or removal of our general partner	If our general partner withdraws or is removed, its general partner interest will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.
Liquidation Stage
Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.

Agreements

Omnibus Agreement

We and our general partner are parties to the Omnibus Agreement with Martin Resource Management Corporation that governs, among other things, potential competition and indemnification obligations among the parties to the agreement, related party transactions, the provision of general administration and support services by Martin Resource Management Corporation and our use of certain of Martin Resource Management Corporation’s trade names and trademarks. The Omnibus Agreement was amended on November 25, 2009, to include processing crude oil into finished products including naphthenic lubricants, distillates, asphalt and other intermediate cuts. The Omnibus Agreement was amended further on October 1, 2012, to permit the Partnership to provide certain lubricant packaging products and services to Martin Resource Management Corporation. The Omnibus Agreement was amended further on October 17, 2023 to include lubricants and packing in the Partnership’s definition of business.

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

◦providing shore-based marine services in Texas, Louisiana, and Alabama;

◦operating a crude oil gathering business in Stephens, Arkansas;

◦providing crude oil gathering and marketing services of base oils, asphalt, and distillate products in Smackover, Arkansas;

◦providing crude oil marketing and transportation from the well head to the end market;

•operating an environmental consulting company;

•operating a butane optimization business;

•supplying employees and services for the operation of the Partnership's business; and

•operating, solely for our account, the asphalt facilities owned by the Partnership in each of Hondo, South Houston and Port Neches, Texas and Omaha, Nebraska.

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

    Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.   For the years ended December 31, 2023, 2022 and 2021, the board of directors of our general partner approved and we reimbursed Martin Resource Management Corporation of $14.0 million, $13.5 million and $14.4 million, respectively, reflecting our allocable share of such expenses. The board of directors of our general partner will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

    Related Party Transactions. The Omnibus Agreement prohibits us from entering into any material agreement with Martin Resource Management Corporation without the prior approval of the Conflicts Committee. For purposes of the Omnibus Agreement, the term "material agreements" means any agreement between us and Martin Resource Management Corporation that requires aggregate annual payments in excess of then-applicable limitation on the reimbursable amount of indirect general and administrative expenses. Please read "Services" above.

    License Provisions. Under the Omnibus Agreement, Martin Resource Management Corporation has granted us a nontransferable, nonexclusive, royalty-free right and license to use certain of its trade names and marks, as well as the trade names and marks used by some of its affiliates.

    Amendment and Termination. The Omnibus Agreement may be amended by written agreement of the parties; provided, however that it may not be amended without the approval of the Conflicts Committee if such amendment would adversely affect the unitholders.  The Omnibus Agreement was first amended on November 25, 2009, to permit us to provide refining services to Martin Resource Management Corporation. The Omnibus Agreement was amended further on October 1, 2012, to permit us to provide certain lubricant packaging products and services to Martin Resource Management Corporation. The Omnibus Agreement was amended further on October 17, 2023 to include lubricants and packing in the Partnership’s definition of business. Such amendments were approved by the Conflicts Committee. The Omnibus Agreement, other than the indemnification provisions and the provisions limiting the amount for which we will reimburse Martin Resource Management Corporation for general and administrative services performed on our behalf, will terminate if we are no longer an affiliate of Martin Resource Management Corporation.

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

Terminal Services Agreements

    Diesel Fuel Terminal Services Agreement.  Effective October 1, 2022, we entered into a third amended and restated terminalling services agreement under which we provide terminal services to Martin Energy Services LLC (“MES”), a wholly owned subsidiary of Martin Resource Management Corporation, for fuel distribution utilizing marine shore-based terminals owned by the Partnership. This agreement amended the existing arrangement between the Partnership and MES by eliminating any minimum throughput volume requirements and increasing the per gallon throughput fee. The term of this agreement expires on December 31, 2023 but will continue on a year to year basis until terminated by either party by giving at least 90 days’ written notice prior to the end of any term.

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

Other Agreements

Cross Tolling Agreement. The Partnership is a party to an amended and restated tolling agreement with Cross Oil Refining and Marketing, Inc. ("Cross") dated October 28, 2014, under which the Partnership processes crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts for Cross.  The tolling agreement expires November 25, 2031.  Under this tolling agreement, Cross agreed to process a minimum of 6,500 barrels per day of crude oil at the facility at a fixed price per barrel.  Any additional barrels are processed at a modified price per barrel.  In addition, Cross agreed to pay a monthly reservation fee and a periodic fuel surcharge fee based on certain parameters specified in the tolling agreement.  Further, certain capital improvements, to the extent requested by Cross, are reimbursed through a capital recovery fee. All of these fees (other than the fuel surcharge) are subject to escalation annually based upon an amount equal to two-thirds (2/3) times the increase in the Consumer Price Index for a specified annual period.

    Other Miscellaneous Agreements. From time to time, we enter into other miscellaneous agreements with Martin Resource Management Corporation for the provision of other services or the purchase of other goods.

Other Related Party Transactions

East Texas Mack Leases. MTI leases equipment, including tractors and trailers, from East Texas Mack Sales. Certain of our directors and officers are owners of East Texas Mack, including entities affiliated with Ruben Martin, who owns approximately 46% of the issued and outstanding stock of East Texas Mack. Amounts paid to East Texas Mack for tractor and trailer lease payments and lease residuals for the fiscal years ended December 31, 2023, 2022 and 2021 were approximately $3.3, $1.9 and $1.1, respectively.

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

Approval and Review of Related Party Transactions

    If we contemplate entering into a transaction, other than a routine or in the ordinary course of business transaction or as permitted under the Omnibus Agreement, in which a related person will have a direct or indirect material interest, the proposed transaction is submitted for consideration to the board of directors of our general partner or to our management, as appropriate. If the board of directors is involved in the approval process, it determines whether to refer the matter to the Conflicts Committee, as constituted under our limited Partnership Agreement. If a matter is referred to the Conflicts Committee, it obtains information regarding the proposed transaction from management and determines whether to engage independent legal counsel or an independent financial advisor to advise the members of the committee regarding the transaction. If the Conflicts Committee retains such counsel or financial advisor, it considers such advice and, in the case of a financial advisor, such advisor’s opinion as to whether the transaction is fair and reasonable to us and to our unitholders.

Item 14.	Principal Accounting Fees and Services

    KPMG LLP served as our independent auditors for the fiscal years ended December 31, 2023 and 2022.  The following fees were paid to KPMG LLP for services rendered during our last two fiscal years:

	2023		2022
Audit fees	$1,300,000	(1)	$1,238,000	(1)
Audit related fees	—		—
Audit and audit related fees	1,300,000		1,238,000
Tax fees	90,000	(2)	95,100	(2)
All other fees	—		—
Total fees	$1,390,000		$1,333,100

(1)    2023 and 2022 audit fees include fees for the annual financial statement audit, audit of internal controls over financial reporting, and interim reviews included in our quarterly reports on Form 10-Q. In both periods these amounts also include fees related to services in connection with transactions, regulatory filings, and consents.

(2)    Tax fees are for services related to the review of our partnership K-1's returns, and research and consultations on other tax related matters.

    Under policies and procedures established by the board of directors and the Audit Committee, the Audit Committee is required to pre-approve all audit and non-audit services performed by our independent auditor to ensure that the provisions of such services do not impair the auditor’s independence.  All of the services described above that were provided by KPMG LLP in years ended December 31, 2023 and December 31, 2022 were approved in advance by the Audit Committee.

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

4.2	Description of Securities (filed as Exhibit 4.2 to the Partnership’s Annual Report on Form 10-L (SEC File No. 000-50056), filed March 2, 2023, and incorporated herein by reference).
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

10.4	Amendment No. 3 to Omnibus Agreement, dated October 22, 2018, by Martin Resource Management Corporation, the General Partner, the Partnership and the Operating Partnership (filed as Exhibit 10.1 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed October 24, 2018, and incorporated herein by reference).
10.5	Amendment No. 4 to Omnibus Agreement, dated October 17, 2023, by Martin Resource Management Corporation, the General Partner, the Partnership and the Operating Partnership (filed as Exhibit 10.1 to the Partnership's Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed September 30, 2023, and incorporated herein by reference).
10.6
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

10.8
2021 Amended and Restated Tolling Agreement, dated October 20, 2021, by and between the Operating Partnership and Cross Oil Refining & Marketing, Inc. (filed as Exhibit 10.20 to the Partnership’s Annual Report on Form 10-K (SEC File No. 000-50056), filed March 1, 2022, and incorporated herein by reference).

10.9
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

10.11†
Martin Midstream Partners L.P. Amended and Restated Long-Term Incentive Plan (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC No. 000-50056), filed January 26, 2006, and incorporated herein by reference).

10.12†	Form of Restricted Common Unit Grant Notice (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K (SEC No. 000-50056), filed January 26, 2006, and incorporated herein by reference).
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

10.15*+	First Amendment to the Third Amended and Restated Terminal Services Agreement by and between the Operating Partnership and Martin Energy Services LLC, dated December 26, 2023.
10.16
Lubricants and Drilling Fluids Terminal Services Agreement by and between the Operating Partnership and MFS LLC, dated December 23, 2003, as amended, (filed as Exhibit 10.4 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K/A (SEC No. 000-50056), filed January 23, 2004, and incorporated herein by reference).

10.17†
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

10.19†
Martin Midstream Partners L.P. 2017 Restricted Unit Plan (filed as Exhibit A to the Partnership’s Definitive Proxy Statement on Schedule 14A (SEC File No. 000-50056), filed April 21, 2017, and incorporated herein by reference).

10.20†
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

10.22†
Employment Agreement, dated October 20, 2020, between Martin Resource Management Corporation and Robert D. Bondurant (filed as Exhibit 10.1 on the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed October 22, 2020 and incorporated herein by reference).

10.23†
Martin Midstream Partners L.P. 2021 Phantom Unit Plan, effective as of July 21, 2021 (filed as Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed July 26, 2021, and incorporated herein by reference).

10.24†
Form of Phantom Unit Award Agreement for the Martin Midstream Partners L.P. 2021 Phantom Unit Plan (filed as Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed July 26, 2021, and incorporated herein by reference).

10.25†
Form of Phantom Unit Appreciation Right Award Agreement for the Martin Midstream Partners L.P. 2021 Phantom Unit Plan (filed as Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed July 26, 2021, and incorporated herein by reference).

10.26†
First Amendment to Martin Midstream Partners L.P. 2021 Phantom Unit Plan, effective as of April 20, 2022 (filed as Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed April 26, 2022, and incorporated herein by reference).

10.27†
First Amendment to Employment Agreement, dated July 26, 2022, by and between Martin Resource Management Corporation and Robert D. Bondurant (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed August 1, 2022, and incorporated herein by reference).

10.28‡
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

97*	Martin Midstream Partners L.P.’s Policy for the Recovery of Erroneously Awarded Compensation.
101	Inline Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Extensible Business Reporting Language: (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) the Consolidated Statements of Cash Flows; (5) the Consolidated Statements of Capital; and (6) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (contained in Exhibit 101).
*	Filed or furnished herewith.
†	As required by Item 15(a)(3) of Form 10-K, this exhibit is identified as a compensatory plan or arrangement.
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

+ Information in this exhibit identified by the mark “[***]” is confidential and has been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K because it (i) is not material and (ii) would likely cause competitive harm to the Registrant if disclosed.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized representative.

Martin Midstream Partners L.P
(Registrant)

	By:	Martin Midstream GP LLC
It's General Partner

February 21, 2024	By:	/s/ Robert D. Bondurant
Robert D. Bondurant
President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2024.

Signature	Title

/s/ Robert D. Bondurant	President, Director, and Chief Executive Officer of Martin Midstream GP LLC (Principal Executive Officer)
Robert D. Bondurant

/s/Sharon L. Taylor	Executive Vice President and Chief Financial Officer of Martin Midstream GP LLC (Principal Financial Officer and Principal Accounting Officer)
Sharon L. Taylor

/s/Ruben S. Martin	Chairman of the Board of Directors of Martin Midstream GP LLC
Ruben S. Martin

/s/James M. Collingsworth	Director of Martin Midstream GP LLC
James M. Collingsworth

/s/Byron R. Kelley	Director of Martin Midstream GP LLC
Byron R. Kelley

/s/C. Scott Massey	Director of Martin Midstream GP LLC
C. Scott Massey