Form 10-Q
period 2024-03-31
MARTIN MIDSTREAM PARTNERS L.P.
filed 2024-04-23
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2024
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
 The number of the registrant’s Common Units outstanding at April 23, 2024, was 39,001,086.

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

Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the "SEC") on February 21, 2024, and as may be updated and supplemented from time to time in our future Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets
Cash	$54	$54
Accounts and other receivables, less allowance for doubtful accounts of $511 and $530, respectively	58,019	53,293
Inventories	41,410	43,822
Due from affiliates	6,035	7,924
Other current assets	10,466	9,220
Total current assets	115,984	114,313

Property, plant and equipment, at cost	928,934	918,786
Accumulated depreciation	(622,392)	(612,993)
Property, plant and equipment, net	306,542	305,793

Goodwill	16,671	16,671
Right-of-use assets	58,267	60,359
Deferred income taxes, net	10,526	10,200
Other assets, net	4,087	2,039
Total assets	$512,077	$509,375

Liabilities and Partners’ Capital (Deficit)
Trade and other accounts payable	$58,995	$51,653
Product exchange payables	253	426
Due to affiliates	6,002	6,334
Income taxes payable	1,715	652
Other accrued liabilities	26,057	41,499
Total current liabilities	93,022	100,564

Long-term debt, net	430,024	421,173
Operating lease liabilities	43,606	45,684
Other long-term obligations	6,921	6,578
Total liabilities	573,573	573,999

Commitments and contingencies
Partners’ capital (deficit)	(61,496)	(64,624)
Total liabilities and partners' capital (deficit)	$512,077	$509,375

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Terminalling and storage *	$22,517	$20,858
Transportation *	58,307	55,723
Sulfur services	3,477	3,358
Product sales: *
Specialty products	66,325	132,269
Sulfur services	30,204	32,321
	96,529	164,590
Total revenues	180,830	244,529

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Specialty products *	57,230	117,995
Sulfur services *	20,399	21,817
Terminalling and storage *	18	6
	77,647	139,818
Expenses:
Operating expenses *	63,934	62,745
Selling, general and administrative *	8,913	11,172
Depreciation and amortization	12,649	12,901
Total costs and expenses	163,143	226,636

Other operating income (loss), net	208	(388)
Operating income	17,895	17,505

Other income (expense):
Interest expense, net	(13,842)	(15,657)
Loss on extinguishment of debt	—	(5,121)
Other, net	16	22
Total other expense	(13,826)	(20,756)

Net income (loss) before taxes	4,069	(3,251)
Income tax expense	(796)	(1,835)
Net income (loss)	3,273	(5,086)
Less general partner's interest in net income (loss)	(65)	102
Less income (loss) allocable to unvested restricted units	(12)	16
Limited partners' interest in net income (loss)	$3,196	$(4,968)

Net income (loss) per unit attributable to limited partners - basic	$0.08	$(0.13)
Net income (loss) per unit attributable to limited partners - diluted	$0.08	$(0.13)
Weighted average limited partner units - basic	38,828,737	38,769,794
Weighted average limited partner units - diluted	38,836,165	38,769,794
See accompanying notes to consolidated and condensed financial statements.

*Related Party Transactions Shown Below

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended
	March 31,
	2024	2023
Revenues:*
Terminalling and storage	$18,549	$17,502
Transportation	8,601	5,511
Product Sales	129	925
Costs and expenses:*
Cost of products sold: (excluding depreciation and amortization)
Specialty products	6,573	9,510
Sulfur services	2,993	2,708
Terminalling and storage	18	6
Expenses:
Operating expenses	26,423	23,827
Selling, general and administrative	6,863	8,516

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL (DEFICIT)
(Unaudited)
(Dollars in thousands)

	Partners’ Capital (Deficit)
	Common Limited		General Partner Amount
	Units	Amount		Total
Balances - December 31, 2022	38,850,750	$(61,110)	$1,665	$(59,445)
Net loss	—	(4,984)	(102)	(5,086)
Issuance of restricted units	64,056	—	—	—
Cash distributions	—	(194)	(4)	(198)
Unit-based compensation	—	52	—	52
Balances - March 31, 2023	38,914,806	$(66,236)	$1,559	$(64,677)

	Partners’ Capital (Deficit)
	Common Limited		General Partner Amount
	Units	Amount		Total
Balances - December 31, 2023	38,914,806	$(66,182)	$1,558	$(64,624)
Net income	—	3,208	65	3,273
Issuance of restricted units	86,280	—	—	—
Cash distributions	—	(195)	(4)	(199)
Unit-based compensation	—	54	—	54
Balances - March 31, 2024	39,001,086	$(63,115)	$1,619	$(61,496)

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$3,273	$(5,086)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,649	12,901
Amortization of deferred debt issuance costs	766	1,675
Amortization of debt discount	600	400
Deferred income tax expense	(326)	1,177
Gain on disposition or sale of property, plant and equipment, net	(208)	388
Loss on extinguishment of debt	—	5,121
Non cash unit-based compensation	54	52
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	(4,726)	6,578
Inventories	2,412	33,181
Due from affiliates	1,889	4,028
Other current assets	705	4,595
Trade and other accounts payable	7,579	(2,016)
Product exchange payables	(173)	104
Due to affiliates	(332)	(2,676)
Income taxes payable	1,063	432
Other accrued liabilities	(15,365)	(11,818)
Change in other non-current assets and liabilities	249	228
Net cash provided by operating activities	10,109	49,264

Cash flows from investing activities:
Payments for property, plant and equipment	(11,670)	(7,527)
Payments for plant turnaround costs	(5,960)	(229)
Proceeds from sale of property, plant and equipment	235	3,538
Net cash used in investing activities	(17,395)	(4,218)

Cash flows from financing activities:
Payments of long-term debt	(57,500)	(462,698)
Payments under finance lease obligations	—	(6)
Proceeds from long-term debt	65,000	431,490
Payment of debt issuance costs	(15)	(13,622)
Cash distributions paid	(199)	(198)
Net cash provided by (used in) financing activities	7,286	(45,034)

Net increase (decrease) in cash	—	12
Cash at beginning of period	54	45
Cash at end of period	$54	$57
Non-cash additions to property, plant and equipment	$2,706	$1,813

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2024
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

The Partnership’s unaudited consolidated and condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and U.S. Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial reporting. Accordingly, these financial statements have been condensed and do not include all of the information and footnotes required by U.S. GAAP for annual audited financial statements of the type contained in the Partnership’s annual reports on Form 10-K. In the opinion of the management of the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s financial position, results of operations, and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for such interim periods are not necessarily indicative of the results of operations for the full year. These financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 21, 2024.

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated and condensed financial statements in conformity with U.S. GAAP.  Actual results could differ from those estimates.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements applicable to the Partnership during the three months ended March 31, 2024.

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

Three Months Ended March 31,
2023
Products revenue	$56,889
Cost of products sold	56,208
Selling, general and administrative expenses	372
$309

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2024
(Unaudited)

NOTE 4. REVENUE

    The following table disaggregates our revenue by major source:

	Three Months Ended March 31,
	2024	2023
Terminalling and storage segment
Throughput and storage	$22,517	$20,858
	$22,517	$20,858

Transportation segment
Land transportation	$42,743	$42,230
Inland marine transportation	14,323	12,078
Offshore marine transportation	1,241	1,415
	$58,307	$55,723
Sulfur services segment
Sulfur product sales	$5,683	$6,276
Fertilizer product sales	24,521	26,045
Sulfur services	3,477	3,358
	$33,681	$35,679
Specialty products segment
Natural gas liquids product sales	$38,131	$98,222
Lubricant product sales	28,194	34,047
	$66,325	$132,269

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
March 31, 2024
(Unaudited)

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

Specialty Products Segment

    Natural Gas Liquids ("NGL") revenue is recognized when title is transferred, which is generally when the product is delivered by truck, rail, or pipeline to the Partnership's NGL customers or when the customer picks up the product from our facilities. When lubricants are sold by truck or rail, revenue is recognized when title is transferred, which is generally when the product leaves the Partnership's facility, but can vary based on the specific terms of the contract. Delivery of product is invoiced as the transaction occurs and is generally paid within a month.

    The table below includes estimated minimum revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the reporting period. The Partnership applies the practical expedient in ASC 606-10-50-14(a) and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

	2024	2025	2026	2027	2028	Thereafter	Total
Terminalling and storage
Throughput and storage	$33,122	$45,448	$46,749	$48,152	$49,662	$157,964	$381,097
Sulfur services
Product sales	4,250	5,666	4,691	295	—	—	14,902
Service revenues	10,431	13,908	13,908	—	—	—	38,247
Specialty Products
NGL product sales	4,846	6,431	3,736	—	—	—	15,013
Total	$52,649	$71,453	$69,084	$48,447	$49,662	$157,964	$449,259

NOTE 5. INVENTORIES

Components of inventories at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Natural gas liquids	$1,362	$3,679
Lubricants	22,786	20,057
Sulfur	680	817
Fertilizer	11,055	13,411
Other	5,527	5,858
	$41,410	$43,822

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2024
(Unaudited)

NOTE 6. DEBT

At March 31, 2024 and December 31, 2023, long-term debt consisted of the following:

	March 31, 2024	December 31, 2023
$175,000 Credit facility at variable interest rate (8.68%[1] weighted average at March 31, 2024), due February 2027 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries, net of unamortized debt issuance costs of $3,039 and $3,292, respectively [2]	$46,961	$39,208
$400,000 Senior notes, 11.5% interest, net of unamortized debt issuance costs of $7,737 and $8,235, respectively, including unamortized premium of $9,200 and $9,800, respectively, due February 2028, secured [2]	383,063	381,965
Total	430,024	421,173
Less: current portion	—	—
Total long-term debt, net of current portion	$430,024	$421,173

    1 The interest rate fluctuates based on Adjusted Term SOFR (set on the date of each advance) or the alternate base rate plus an applicable margin. The margin is set every three months. All amounts outstanding at March 31, 2024 were at Adjusted Term SOFR plus an applicable margin. The applicable margin for revolving loans that are SOFR loans currently ranges from 2.75% to 3.75%, and the applicable margin for revolving loans that are alternate base rate loans currently ranges from 1.75% to 2.75%.  The applicable margin for SOFR borrowings at March 31, 2024 is 3.25%. The applicable margin for SOFR borrowings effective April 17, 2024 is 3.25%. The credit facility contains various covenants that limit the Partnership’s ability to make distributions; make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management Corporation (the "Omnibus Agreement").

    2 The Partnership was in compliance with all debt covenants as of March 31, 2024 and December 31, 2023, respectively.

    The Partnership paid cash interest in the amount of $24,653 and $22,177 for the three months ended March 31, 2024 and 2023, respectively.  Capitalized interest was $142 and $4 for the three months ended March 31, 2024 and 2023, respectively.

NOTE 7. LEASES

    The Partnership has numerous operating leases primarily for terminal facilities and transportation and other equipment. The leases generally provide that all expenses related to the facilities and equipment are to be paid by the lessee.

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

Our leases have remaining lease terms of 1 year to 13 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year. The Partnership includes extension periods and excludes termination periods from its lease term if, at commencement, it is reasonably likely that the Partnership will exercise the extension options.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2024
(Unaudited)

    The components of lease expense for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$4,939	$3,187
Finance lease cost:
Amortization of right-of-use assets	—	4
Interest on lease liabilities	—	—
Short-term lease cost	1,166	1,708
Variable lease cost	47	55
Total lease cost	$6,152	$4,954

Supplemental balance sheet information related to leases at March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024	December 31, 2023
Operating Leases
Operating lease right-of-use assets	$58,267	$60,359

Current portion of operating lease liabilities included in "Other accrued liabilities"	$14,824	$14,901
Operating lease liabilities	43,606	45,684
Total operating lease liabilities	$58,430	$60,585

For the three months ended March 31, 2024, the Partnership incurred new operating leases, primarily related to land and marine transportation assets and renewed existing operating leases set to expire, primarily related to marine transportation assets.

The Partnership’s future minimum lease obligations as of March 31, 2024 consist of the following:

Operating Leases
Year 1	$19,881
Year 2	18,573
Year 3	15,235
Year 4	10,472
Year 5	3,929
Thereafter	5,136
Total	73,226
Less amounts representing interest costs	(14,796)
Total lease liability	$58,430

    The Partnership has non-cancelable revenue arrangements that are under the scope of ASC 842 whereby we have committed certain terminalling and storage assets in exchange for a minimum fee. Future minimum revenues the Partnership expects to receive under these non-cancelable arrangements as of March 31, 2024 are as follows: 2024 - $17,036; 2025 - $16,357; 2026 - $11,741; 2027 - $11,552; 2028 - $11,364; subsequent years - $18,256.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2024
(Unaudited)

NOTE 8. SUPPLEMENTAL BALANCE SHEET INFORMATION

    Components of "Other accrued liabilities" were as follows:

	March 31, 2024	December 31, 2023
Accrued interest	$5,926	$17,956
Asset retirement obligations	25	25
Property and other taxes payable	2,178	4,348
Accrued payroll	3,029	4,136
Operating lease liabilities	14,824	14,901
Other	75	133
	$26,057	$41,499

The schedule below summarizes the changes in our asset retirement obligations:

March 31, 2024

Asset retirement obligations as of December 31, 2023	$5,182
Additions to asset retirement obligations	—
Accretion expense	33
Liabilities settled	—
Ending asset retirement obligations	5,215
Current portion of asset retirement obligations[1]	(25)
Long-term portion of asset retirement obligations[2]	$5,190

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2024
(Unaudited)

NOTE 9. PARTNERS' CAPITAL (DEFICIT)

As of March 31, 2024, Partners’ capital (deficit) consisted of 39,001,086 common limited partner units, representing a 98% partnership interest, and a 2% general partner interest. Martin Resource Management Corporation, through subsidiaries, owned 6,114,532 of the Partnership's common limited partner units representing approximately 15.7% of the Partnership's outstanding common limited partner units. Martin Midstream GP LLC ("MMGP"), the Partnership's general partner, owns the 2% general partnership interest.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2024
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Net income (loss)	$3,273	$(5,086)
Less general partner’s interest in net income (loss):
Distributions payable on behalf of general partner interest	4	4
General partner interest in undistributed income (loss)	61	(106)
Less income (loss) allocable to unvested restricted units	12	(16)
Limited partners’ interest in net income (loss)	$3,196	$(4,968)

    The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the periods presented:

	Three Months Ended March 31,
	2024	2023
Basic weighted average limited partner units outstanding	38,828,737	38,769,794
Dilutive effect of restricted units issued	7,428	—
Total weighted average limited partner diluted units outstanding	38,836,165	38,769,794

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

	Three Months Ended March 31,
	2024	2023
Restricted unit Awards
Employees	$—	$—
Non-employee directors	54	52
Phantom unit Awards
Employees	(174)	399
Non-employee directors	—	—
Total unit-based compensation expense	$(120)	$451

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2024
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

Phantom unit awards are recorded in operating expense and selling, general and administrative expense based on the fair value of the vested portion of the awards on the balance sheet date. The fair value of these awards is updated at each balance sheet date and changes in the fair value of the vested portions of the awards are recorded as increases or decreases to compensation expense within operating expense and selling, general and administrative expense in the Consolidated and Condensed Statements of Operations. All of the Partnership's outstanding phantom unit awards at March 31, 2024 met the criteria to be treated under liability classification in accordance with ASC 718, given that these awards will settle in cash on the vesting date.

Compensation expense for the phantom awards is based on the fair value of the units as of the balance sheet date as further discussed below, and such costs are recognized ratably over the service period of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2024
(Unaudited)

periods for these awards will vary. The estimated future cash payments of these awards are presented as liabilities within "Other current liabilities" and "Other long-term obligations" in the Consolidated and Condensed Balance Sheets. As of March 31, 2024, there was a total of $3,722 of unrecognized compensation costs related to non-vested phantom unit awards. These costs are expected to be recognized over a remaining life of 2.06 years.

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

The restricted units issued to directors generally vest in equal annual installments over a four-year period. Restricted units issued to employees generally vest in equal annual installments over three years of service. All of the Partnership's outstanding restricted unit awards at March 31, 2024 met the criteria to be treated under equity classification.

In February 2024, the Partnership issued 28,760 TBRUs to each of the Partnership's three independent directors under the 2017 LTIP.  These restricted common units vest in equal installments of 7,190 units on January 24, 2025, 2026, 2027, and 2028.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2024
(Unaudited)

    The restricted units are valued at their fair value at the date of grant, which is equal to the market value of common units on such date. A summary of the restricted unit activity for the three months ended March 31, 2024 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	141,390	$2.99
Granted (TBRU)	86,280	$2.26
Vested	(58,806)	$2.86
Forfeited	—	$—
Non-Vested, end of period	168,864	$2.65

Aggregate intrinsic value, end of period	$432
    A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three months ended March 31, 2024 and 2023 is provided below:

	Three Months Ended March 31,
	2024	2023
Aggregate intrinsic value of units vested	$46	$89
Fair value of units vested	168	178

    As of March 31, 2024, there was $425 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.97 years.

NOTE 11. RELATED PARTY TRANSACTIONS

As of March 31, 2024, Martin Resource Management Corporation owns 6,114,532 of the Partnership’s common units representing approximately 15.7% of the Partnership’s outstanding limited partner units.  Martin Resource Management Corporation controls the Partnership's general partner by virtue of its 100% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management Corporation’s ownership as of March 31, 2024 of approximately 15.7% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management Corporation the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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
March 31, 2024
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
March 31, 2024
(Unaudited)

monetary limitation on the amount the Partnership is required to reimburse Martin Resource Management Corporation for direct expenses.  In addition to the direct expenses, under the Omnibus Agreement, the Partnership is required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.

    Effective January 1, 2024, through December 31, 2024, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $13,508. The Partnership reimbursed Martin Resource Management Corporation for $3,377 and $3,496 of indirect expenses for the three months ended March 31, 2024 and 2023, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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
March 31, 2024
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

Terminal Services Agreements

    Diesel Fuel Terminal Services Agreement.  Effective October 1, 2022, the Partnership entered into a third amended and restated terminalling services agreement under which it provides terminal services to Martin Energy Services LLC (“MES”), a wholly owned subsidiary of Martin Resource Management Corporation, for fuel distribution utilizing marine shore based terminals owned by the Partnership. This agreement amended the existing arrangement between the Partnership and MES by eliminating any minimum throughput volume requirements and increasing the per gallon throughput fee. The primary term of this agreement expired on December 31, 2023 but will continue on a year to year basis until terminated by either party by giving at least 90 days’ written notice prior to the end of any term. Effective January 1, 2024, this agreement was amended to increase the throughput rate and to establish a minimum throughput volume.

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

East Texas Mack Leases. MTI leases equipment, including tractors and trailers, from East Texas Mack Sales ("East Texas Mack"). Certain of our directors or officers are owners of East Texas Mack, including entities affiliated with Ruben Martin, who owns approximately 46% of the issued and outstanding stock of East Texas Mack. Amounts paid to East Texas Mack for tractor and trailer lease payments and lease residuals for the three months ended March 31, 2024 and 2023 were $938 and $623, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2024
(Unaudited)

Storage and Services Agreement. The Partnership is a party to a storage and services agreement with Martin Butane, a division of Martin Product Sales LLC (a subsidiary of Martin Resource Management Corporation), dated May 1, 2023 under which the Partnership provides storage and other services for NGLs at the Partnership's Arcadia, Louisiana underground storage facility. The primary term of the agreement expires on April 30, 2024, but will continue on a year to year basis until terminated by either party by giving at least 90 days’ written notice prior to the end of any term.

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

    The impact of related party revenues from sales of products and services is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2024	2023
Revenues:
Terminalling and storage	$18,549	$17,502
Transportation	8,601	5,511
Product sales:
Specialty products	101	872
Sulfur services	28	53
	129	925
	$27,279	$23,938

    The impact of related party cost of products sold is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2024	2023
Cost of products sold:
Specialty products	$6,573	$9,510
Sulfur services	2,993	2,708
Terminalling and storage	18	6
	$9,584	$12,224

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2024
(Unaudited)

    The impact of related party operating expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Transportation	$19,773	$18,064
Sulfur services	1,322	1,000
Terminalling and storage	5,328	4,763
	$26,423	$23,827

    The impact of related party selling, general and administrative expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2024	2023
Selling, general and administrative:
Transportation	$1,827	$2,263
Specialty products	736	1,311
Sulfur services	776	1,081
Terminalling and storage	(58)	236
Indirect, including overhead allocation	3,582	3,625
	$6,863	$8,516

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

Three Months Ended March 31, 2024	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$24,285	$(1,768)	$22,517	$5,395	$1,957	$7,050
Transportation	62,042	(3,735)	58,307	3,476	6,042	2,855
Sulfur services	33,681	—	33,681	2,982	6,773	6,336
Specialty products	66,346	(21)	66,325	796	6,959	1,152
Indirect selling, general and administrative	—	—	—	—	(3,836)	—
Total	$186,354	$(5,524)	$180,830	$12,649	$17,895	$17,393

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2024
(Unaudited)

Three Months Ended March 31, 2023	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$23,919	$(3,061)	$20,858	$5,599	$64	$3,785
Transportation	61,939	(6,216)	55,723	3,762	3,179	1,528
Sulfur services	35,679	—	35,679	2,677	7,404	2,048
Specialty products	132,277	(8)	132,269	863	11,056	259
Indirect selling, general and administrative	—	—	—	—	(4,198)	—
Total	$253,814	$(9,285)	$244,529	$12,901	$17,505	$7,620

    The Partnership's assets by reportable segment as of March 31, 2024 and December 31, 2023, are as follows:

	March 31, 2024	December 31, 2023
Total assets:
Terminalling and storage	$171,078	$171,320
Transportation	158,127	161,506
Sulfur services	107,519	103,779
Specialty products	75,353	72,770
Total assets	$512,077	$509,375

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
March 31, 2024
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

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Notes	$383,063	$424,888	$381,965	$414,453
Total	$383,063	$424,888	$381,965	$414,453

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

NOTE 16. INCOME TAXES

	Three Months Ended March 31,
	2024	2023
Provision for income taxes	$796	$1,835

The operations of a partnership are generally not subject to income taxes, except for Texas margin tax, because its income is taxed directly to its partners. Current state income taxes attributable to the Texas margin tax relating to the operation of the Partnership of $80 and $120 were recorded in income tax expense for the three months ended March 31, 2024 and 2023, respectively. Deferred taxes applicable to the Texas margin tax relating to the operation of the Partnership are immaterial.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2024
(Unaudited)

MTI, a wholly owned subsidiary of the Partnership, is subject to income taxes due to its corporate structure (the "Taxable Subsidiary"). Total income tax expense of $716 and $1,715, related to the operation of the Taxable Subsidiary, for the three months ended March 31, 2024 and 2023, respectively, resulted in an effective income tax rate ("ETR") of 15.73% and 24.43%, respectively.

The decrease in the provision for income taxes and the ETR for the income taxes during the three months ended March 31, 2024 was primarily due to a favorable true-up to state net operating loss carryforwards, compared to the same period in 2023.

    A current federal income tax expense of $791 and $325, related to the operation of the Taxable Subsidiary, was recorded for the three months ended March 31, 2024 and 2023, respectively. A current state income tax expense of $251 and $213, related to the operation of the Taxable Subsidiary, was recorded for the three months ended March 31, 2024 and 2023, respectively.

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

    A deferred tax expense (benefit) related to the MTI temporary differences of $(326) and $1,177 was recorded for the three months ended March 31, 2024 and 2023, respectively. A net deferred tax asset of $10,526 and $10,200, related to the cumulative book and tax temporary differences, existed at March 31, 2024 and December 31, 2023, respectively.

    All income tax positions taken for all open years are more likely than not to be sustained based upon their technical merit under applicable tax laws.

NOTE 17. SUBSEQUENT EVENTS

Quarterly Distribution. On April 17, 2024, the Partnership declared a quarterly cash distribution of $0.005 per common unit for the first quarter of 2024, or $0.020 per common unit on an annualized basis, which will be paid on May 15, 2024 to unitholders of record as of May 8, 2024.

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

    We were formed in 2002 by Martin Resource Management Corporation, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management Corporation has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management Corporation is an important supplier and customer of ours. As of March 31, 2024, Martin Resource Management Corporation owned 15.7% of our total outstanding common limited partner units and 100% of MMGP Holdings, LLC ("Holdings"), which is the sole member of Martin Midstream GP LLC ("MMGP"), our general partner. MMGP owns a 2.0% general partner interest in us.

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

Significant Recent Developments

Electronic Level Sulfuric Acid Joint Venture. On October 19, 2022, Martin ELSA Investment LLC, our affiliate, entered into definitive agreements with Samsung C&T America, Inc. and Dongjin USA, Inc., an affiliate of Dongjin Semichem Co., Ltd., to form DSM Semichem LLC (“DSM”). DSM will produce and distribute electronic level sulfuric acid (“ELSA”). By leveraging our existing assets located in Plainview, Texas and installing additional facilities (the “ELSA Facility”) as required, DSM will produce ELSA that meets the strict quality standards required by the recent advances in semiconductor manufacturing. In addition to owning a 10% non-controlling interest in DSM, we will be the exclusive provider of feedstock to the ELSA Facility. We, through our affiliate MTI, will also provide land transportation services of the ELSA produced by DSM. We expect to fund approximately $25.5 million in aggregate capital expenditures in connection with this joint venture. As of March 31, 2024, we have funded approximately $13.8 million toward ELSA related project costs. On April 1, 2024, we contributed $6.5 million to DSM, which represents the cash contribution required pursuant to DSM's limited liability agreement for our 10% non-controlling interest.

Subsequent Events

Quarterly Distribution. On April 17, 2024, we declared a quarterly cash distribution of $0.005 per common unit for the first quarter of 2024, or $0.020 per common unit on an annualized basis, which will be paid on May 15, 2024 to unitholders of record as of May 8, 2024.

Critical Accounting Policies and Estimates

    Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated and condensed financial statements included elsewhere herein. We prepared these financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. See the "Critical Accounting Policies and Estimates" section in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2, "Significant Accounting Policies" in Notes to Consolidated Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 21, 2024.

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

Ownership

    Martin Resource Management Corporation owns approximately 15.7% of the outstanding limited partner units and indirectly owns 100% of MMGP, our general partner, through its 100% interest in Holdings, which is the sole member of MMGP. MMGP owns a 2% general partner interest in us.

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

Related Party Agreements

The Omnibus Agreement requires us to reimburse Martin Resource Management Corporation for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management Corporation for $39.3 million of direct costs and expenses for the three months ended March 31, 2024 compared to $40.9 million for the three months ended March 31, 2023. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management Corporation for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.  In each of the three months ended March 31, 2024 and 2023, the Conflicts Committee approved reimbursement amounts of $3.4 million and $3.5 million, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management Corporation provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management Corporation’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management Corporation also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

    For a more comprehensive discussion concerning the Omnibus Agreement and the other agreements that we have entered into with Martin Resource Management Corporation, please refer to "Item 13. Certain Relationships and Related Transactions, and Director Independence" set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 21, 2024.

Commercial

We have been and anticipate that we will continue to be both a significant customer and supplier of products and services offered by Martin Resource Management Corporation. In the aggregate, the impact of related party transactions included in total costs and expenses accounted for approximately 26% and 20% of our total costs and expenses during the three months ended March 31, 2024 and 2023, respectively.

Correspondingly, Martin Resource Management Corporation is one of our significant customers. Our sales to Martin Resource Management Corporation accounted for approximately 15% and 10% of our total revenues for the three months ended March 31, 2024 and 2023, respectively.

For a more comprehensive discussion concerning the agreements that we have entered into with Martin Resource Management Corporation, please refer to "Item 13. Certain Relationships and Related Transactions, and Director Independence" set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 21, 2024.

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

The following tables reconcile the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the three months ended March 31, 2024 and 2023, which represents EBITDA, adjusted EBITDA, adjusted EBITDA after giving effect to the exit of the butane optimization business, distributable cash flow, and adjusted free cash flow:

Reconciliation of Net Income (Loss) to EBITDA, Adjusted EBITDA, and Adjusted EBITDA After Giving Effect to the Exit of the Butane Optimization Business

	Three Months Ended March 31,

	2024	2023
	(in thousands)
Net income (loss)	$3,273	$(5,086)
Adjustments:
Interest expense	13,842	15,657
Income tax expense	796	1,835
Depreciation and amortization	12,649	12,901
EBITDA	30,560	25,307
Adjustments:
(Gain) loss on disposition or sale of property, plant and equipment	(208)	388
Loss on extinguishment of debt	—	5,121
Lower of cost or net realizable value and other non-cash adjustments	—	(9,133)
Unit-based compensation	54	52
Adjusted EBITDA	$30,406	$21,735
Adjustments:
Less: net loss associated with butane optimization business	—	(305)
Plus: lower of cost or net realizable value and other non-cash adjustments	—	9,133
Adjusted EBITDA after giving effect to the exit of the butane optimization business	$30,406	$30,563

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA, Adjusted EBITDA After Giving Effect to the Exit of the Butane Optimization Business, Distributable Cash Flow, and Adjusted Free Cash Flow

	Three Months Ended March 31,

	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$10,109	$49,264
Interest expense [1]	12,476	13,582
Current income tax expense	1,122	658
Lower of cost or net realizable value and other non-cash adjustments	—	(9,133)
Changes in operating assets and liabilities which (provided) used cash:
Accounts and other receivables, inventories, and other current assets	(280)	(48,382)
Trade, accounts and other payables, and other current liabilities	7,228	15,974
Other	(249)	(228)
Adjusted EBITDA	30,406	21,735
Adjustments:
Less: net loss associated with butane optimization business	—	(305)
Plus: lower of cost or net realizable value and other non-cash adjustments	—	9,133
Adjusted EBITDA after giving effect to the exit of the butane optimization business	30,406	30,563
Adjustments:
Interest expense	(13,842)	(15,657)
Income tax expense	(796)	(1,835)
Deferred income taxes	(326)	1,177
Amortization of debt discount	600	400
Amortization of deferred debt issuance costs	766	1,675
Payments for plant turnaround costs	(5,960)	(229)
Maintenance capital expenditures	(5,202)	(6,634)
Distributable cash flow	5,646	9,460
Principal payments under finance lease obligations	—	(6)
Expansion capital expenditures	(6,231)	(757)
Adjusted free cash flow	$(585)	$8,697

1 Net of amortization of debt issuance costs and discount, which are included in interest expense but not included in net cash provided by (used in) operating activities.

Results of Operations

    The results of operations for the three months ended March 31, 2024 and 2023 have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the three months ended March 31, 2024 and 2023.  The results of operations for these interim periods are not necessarily indicative of the results of operations which might be expected for the entire year.

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

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended March 31, 2024	(in thousands)
Terminalling and storage	$24,285	$(1,768)	$22,517	$3,657	$(1,700)	$1,957
Transportation	62,042	(3,735)	58,307	9,831	(3,789)	6,042
Sulfur services	33,681	—	33,681	3,685	3,088	6,773
Specialty products	66,346	(21)	66,325	4,558	2,401	6,959
Indirect selling, general and administrative	—	—	—	(3,836)	—	(3,836)
Total	$186,354	$(5,524)	$180,830	$17,895	$—	$17,895

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended March 31, 2023	(in thousands)
Terminalling and storage	$23,919	$(3,061)	$20,858	$3,108	$(3,044)	$64
Transportation	61,939	(6,216)	55,723	9,442	(6,263)	3,179
Sulfur services	35,679	—	35,679	4,553	2,851	7,404
Specialty products	132,277	(8)	132,269	4,600	6,456	11,056
Indirect selling, general and administrative	—	—	—	(4,198)	—	(4,198)
Total	$253,814	$(9,285)	$244,529	$17,505	$—	$17,505

Terminalling and Storage Segment

Comparative Results of Operations for the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,		Variance	Percent Change
	2024	2023
	(In thousands, except BBL per day)

Revenues	$24,285	$23,919	$366	2%
Cost of products sold	18	6	12	200%
Operating expenses	15,035	14,308	727	5%
Selling, general and administrative expenses	282	549	(267)	(49)%
Depreciation and amortization	5,395	5,599	(204)	(4)%
	3,555	3,457	98	3%
Other operating income (loss), net	102	(349)	451	129%
Operating income	$3,657	$3,108	$549	18%

Shore-based throughput volumes (gallons)	45,769	43,349	2,420	6%
Smackover refinery throughput volumes (guaranteed minimum) (BBL per day)	6,500	6,500	—	—%

Revenues. Revenues increased $0.4 million. Revenue at our shore-based terminals increased $0.9 million, including $0.5 million in fuel throughput and $0.4 million in space rent. In addition, revenue at our specialty terminals increased $0.3 million primarily as a result of higher throughput and storage revenue. Revenue at our Smackover refinery decreased $0.8 million primarily as a result of decreased natural gas surcharge revenue.

Operating expenses. Operating expenses increased primarily as a result of insurance premiums of $1.1 million, repairs and maintenance of $0.4 million, operating supplies of $0.2 million and employee-related expenses of $0.2 million, offset by a decrease in natural gas utilities of $1.2 million.

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

Transportation Segment

Comparative Results of Operations for the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,		Variance	Percent Change
	2024	2023
	(In thousands)
Revenues	$62,042	$61,939	$103	—%
Operating expenses	46,641	46,190	451	1%
Selling, general and administrative expenses	2,200	2,549	(349)	(14)%
Depreciation and amortization	3,476	3,762	(286)	(8)%
	$9,725	$9,438	$287	3%
Other operating income, net	106	4	102	2,550%
Operating income	$9,831	$9,442	$389	4%

Revenues. Revenues for our Transportation Segment increased $0.1 million. In our marine transportation division, inland revenues increased $2.3 million, primarily related to higher transportation rates, offset by a decrease in offshore revenue of $0.2 million due to downtime related to regulatory inspections. In our land transportation division, revenue decreased $2.0 million primarily due to a decrease in ancillary revenue of $3.1 million, offset by a $1.1 million increase in freight revenue related to a 17% increase in load count combined with a 4% increase in total miles.

Operating expenses. The increase in operating expenses is primarily a result of lease expense of $1.8 million and insurance premiums of $0.6 million, offset by repairs and maintenance of $1.5 million and pass-through expenses (primarily fuel) of $0.4 million.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased primarily due to lower employee-related expenses.

Depreciation and amortization. The decrease in depreciation and amortization is primarily the result of asset disposals, offset by capital expenditures.

Other operating income, net. Other operating income, net represents gains and losses from the disposition of property, plant and equipment.

Sulfur Services Segment

Comparative Results of Operations for the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,		Variance	Percent Change
	2024	2023
	(In thousands)
Revenues:
Services	$3,477	$3,358	$119	4%
Products	30,204	32,321	(2,117)	(7)%
Total revenues	33,681	35,679	(1,998)	(6)%

Cost of products sold	22,771	23,949	(1,178)	(5)%
Operating expenses	2,940	2,899	41	1%
Selling, general and administrative expenses	1,303	1,617	(314)	(19)%
Depreciation and amortization	2,982	2,677	305	11%
	3,685	4,537	(852)	(19)%
Other operating income (loss), net	—	16	(16)	(100)%
Operating income	$3,685	$4,553	$(868)	(19)%

Sulfur (long tons)	92	74	18	24%
Fertilizer (long tons)	73	61	12	20%
Total sulfur services volumes (long tons)	165	135	30	22%

Services revenues.  Services revenues increased as a result of a contractually prescribed, index-based fee adjustment.

Products revenues.  Products revenues decreased $7.6 million as a result of a 24% reduction in average sulfur products sales prices. Products revenues increased $5.5 million due to a 22% increase in sales volumes, primarily related to a 24% increase in sulfur volumes.

Cost of products sold.  A 22% decrease in product cost impacted cost of products sold by $5.3 million, resulting from reduced commodity prices. A 22% increase in sales volumes resulted in an increase in cost of products sold of $4.1 million.  Margin per ton decreased $16.97, or 27%.

Operating expenses.  Operating expenses remained consistent.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased primarily due to lower employee-related expenses.

Depreciation and amortization.  Depreciation and amortization increased due to the amortization of higher turnaround spend in 2023 as compared to 2022.

Other operating income (loss), net.  Other operating income (loss), net represents gains and losses on the disposition of property, plant and equipment.

Specialty Products Segment

Comparative Results of Operations for the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,		Variance	Percent Change
	2024	2023
	(In thousands)
Products revenues	$66,346	$132,277	$(65,931)	(50)%
Cost of products sold	59,644	124,451	(64,807)	(52)%
Operating expenses	25	14	11	79%
Selling, general and administrative expenses	1,323	2,290	(967)	(42)%
Depreciation and amortization	796	863	(67)	(8)%
	4,558	4,659	(101)	(2)%
Other operating income (loss), net	—	(59)	59	100%
Operating income	$4,558	$4,600	$(42)	(1)%

NGL sales volumes (Bbls)	622	1,691	(1,069)	(63)%
Other specialty products volumes (Bbls)	80	84	(4)	(5)%
Total specialty products volumes (Bbls)	702	1,775	(1,073)	(60)%

    Products Revenues.  Product revenues decreased $56.9 million as a result of the exit of the butane optimization business in the second quarter of 2023. For the remaining products, sales volumes decreased 8%, lowering revenues by $5.4 million, primarily related to an 8% decrease in NGL sales volumes. Products revenues decreased $3.7 million as a result of a 5% reduction in average specialty products sales prices.

Cost of products sold.  Cost of products sold decreased $56.2 million as a result of the exit of the butane optimization business in the second quarter of 2023. For the remaining products, a 6% decrease in product cost impacted cost of products sold by $3.8 million, resulting from reduced commodity prices. An 8% reduction in sales volumes resulted in an additional decrease in cost of products sold of $4.8 million.

Operating expenses. Operating expenses remained consistent.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $0.6 million related to lower employee-related expenses and $0.4 million due to the exit of the butane optimization business in the second quarter of 2023.

Depreciation and amortization. Depreciation and amortization decreased due to certain assets becoming fully depreciated during the first quarter of 2023.

Other operating income (loss), net.  Other operating income (loss), net represents gains and losses from the disposition of property, plant and equipment.

Interest Expense

Comparative Components of Interest Expense, Net for the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,		Variance	Percent Change
	2024	2023
	(In thousands)
Credit facility	$1,170	$2,784	$(1,614)	(58)%
Senior notes	11,117	10,213	904	9%
Amortization of deferred debt issuance costs	766	1,675	(909)	(54)%
Amortization of debt discount	600	400	200	50%
Other	331	589	(258)	(44)%
Capitalized interest	(142)	(4)	(138)	(3,450)%
Total interest expense, net	$13,842	$15,657	$(1,815)	(12)%

Indirect Selling, General and Administrative Expenses

	Three Months Ended March 31,		Variance	Percent Change
	2024	2023
	(In thousands)
Indirect selling, general and administrative expenses	$3,836	$4,198	$(362)	(9)%

    Indirect selling, general and administrative expenses decreased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 as a result of decreases in overhead expenses allocated from Martin Resource Management of $0.1 million, employee-related expenses of $0.1 million, and professional fees of $0.1 million.

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

    Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. The Conflicts Committee of our general partner approved the following reimbursement amounts during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Variance	Percent Change
	2024	2023
	(In thousands)
Conflicts Committee approved reimbursement amount	$3,377	$3,496	$(119)	(3)%

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

Cash Flows - Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

    The following table details the cash flow changes between the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Variance	Percent Change
	2024	2023
	(In thousands)
Net cash provided by (used in):
Operating activities	$10,109	$49,264	$(39,155)	(79)%
Investing activities	(17,395)	(4,218)	(13,177)	(312)%
Financing activities	7,286	(45,034)	52,320	116%
Net increase (decrease) in cash and cash equivalents	$—	$12	$(12)	(100)%

    Net cash provided by operating activities. The decrease in net cash provided by operating activities for the three months ended March 31, 2024 includes an increase in operating results and other non-cash charges of $0.2 million, offset by an unfavorable variance in cash flows associated with changes in working capital of $39.3 million.

    Net cash used in investing activities. Net cash used in investing activities for the three months ended March 31, 2024 increased $13.2 million. An increase in cash used of $9.9 million resulted from higher payments for capital expenditures and plant turnaround costs in 2024. In addition, net proceeds from the sale of property, plant and equipment decreased $3.3 million.

    Net cash (used in) provided by financing activities. Net cash (used in) provided by financing activities for the three months ended March 31, 2024 increased primarily as a result of a $38.7 million increase in net borrowings of long-term debt. Additionally, payments of debt issuance costs decreased $13.6 million.

Total Contractual Obligations

A summary of our total contractual cash obligations as of March 31, 2024, is as follows:

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Credit facility	$50,000	$—	$50,000	$—	$—
11.5% senior secured notes, due 2028	400,000	—	—	400,000	—
Operating leases	73,226	19,881	33,808	14,401	5,136
Interest payable on fixed long-term debt obligations	177,426	46,000	92,000	39,426	—
Total contractual cash obligations	$700,652	$65,881	$175,808	$453,827	$5,136

The interest payable under our credit facility is not reflected in the above table because such amounts depend on the outstanding balances and interest rates, which vary from time to time.

Letters of Credit.  At March 31, 2024, we had outstanding irrevocable letters of credit in the amount of $9.2 million, which were issued under our credit facility.

Off-Balance Sheet Arrangements.  We do not have any off-balance sheet financing arrangements.

Description of Our Indebtedness

Credit Facility

At March 31, 2024, we maintained a $175.0 million credit facility that matures on February 8, 2027. As of March 31, 2024, we had $50.0 million outstanding under the credit facility and $9.2 million of outstanding irrevocable letters of credit, leaving a maximum available amount to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $115.8 million. After giving effect to our then current borrowings, letters of credit, and the financial covenants contained in our credit facility, we had the ability to borrow approximately $101.4 million in additional amounts thereunder as of March 31, 2024.

The credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.  The level of outstanding draws on our credit facility from January 1, 2024 through March 31, 2024 ranged from a low of $40.5 million to a high of $66.5 million.

    The applicable margin for Adjusted Term SOFR borrowings at March 31, 2024 is 3.25%. The applicable margin for Adjusted Term SOFR borrowings effective April 17, 2024 remains at 3.25%.

    For a description of our credit facility, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Our Long-Term Debt" in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 21, 2024.

2028 Notes

For a description of our 2028 Notes, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Our Long-Term Debt" in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 21, 2024.

    Capital Resources and Liquidity

    Historically, we have generally satisfied our working capital requirements and funded our debt service obligations and capital expenditures with cash generated from operations and borrowings under our credit facility.

    On March 31, 2024, we had cash and cash equivalents of $0.05 million and available borrowing capacity of $115.8 million under our credit facility with $50.0 million of borrowings outstanding. After giving effect to our then current borrowings, letters of credit, and the financial covenants contained in our credit facility, we had the ability to borrow approximately $101.4 million in additional amounts thereunder as of March 31, 2024.

    We expect that our primary sources of liquidity to meet operating expenses, service our indebtedness, pay distributions to our unitholders and fund capital expenditures will be provided by cash flows generated by our operations, borrowings under our credit facility and access to the debt and equity capital markets.  Our ability to generate cash from operations will depend upon our future operating performance, which is subject to certain risks.  For a discussion of such risks, please read "Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2023, filed with the SEC on February 21, 2024.  In addition, due to the covenants in our credit facility, our financial and operating performance impacts the amount we are permitted to borrow under that facility.

    We are in compliance with all debt covenants as of March 31, 2024 and expect to be in compliance for the next twelve months.

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

Impact of Inflation

    Inflation did not have a material impact on our results of operations for the three months ended March 31, 2024 or 2023. Inflation may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices for products consumed by our operations, such as diesel fuel, natural gas, chemicals, and other supplies, could adversely affect our results of operations. An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

    Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the three months ended March 31, 2024 or 2023.

On March 6, 2024, the U.S. Securities and Exchange Commission (“SEC”) adopted a new set of rules that require a wide range of climate-related disclosures, including material climate-related risks, information on any climate-related targets or goals that are material to the registrant’s business, results of operations, or financial condition, Scope 1 and Scope 2 Greenhouse Gas (“GHG”) emissions on a phased-in basis by certain larger registrants when those emissions are material and the filing of an attestation report covering the same, and disclosure of the financial statement effects of severe weather events and other natural conditions including costs and losses. Compliance dates under the final rule are phased in by registrant category. Multiple lawsuits have been filed challenging the SEC’s new climate rules, which have been consolidated and will be heard in the U.S. Court of Appeals for the Eighth Circuit. On April 4, 2024, the SEC issued an order staying the final rules until judicial review is complete.

In accordance with the requirements of the Inflation Reduction Act of 2022, on January 26, 2024, the U.S. Environmental Protection Agency (“EPA”) published its proposed rule regarding the Waste Emissions Charge, applicable to excess methane emissions at certain oil and natural gas facilities. Further, on March 8, 2024, the EPA published its final rules imposing new, stricter requirements for methane monitoring, reporting, and emissions control at certain oil and natural gas facilities.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Partnership is exposed to commodity risk and interest rate risk in its normal business activities. The following disclosures about market risk provide an update to, and should be read in conjunction with, “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 21, 2024.

Commodity Risk. The Partnership from time to time uses derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  We have established a hedging policy and monitor and manage the commodity market risk associated with potential commodity risk exposure.  In addition, we focus on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. We had no outstanding hedging positions as of March 31, 2024.

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 8.68% as of March 31, 2024.  Based on the amount of unhedged floating rate debt owed by us on March 31, 2024, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $0.5 million annually.

We are not exposed to changes in interest rates with respect to our 2028 Notes as these obligations are at a fixed rate.  Based on the quoted prices for identical liabilities in markets that are not active at March 31, 2024, the estimated fair value of the 2028 Notes was $424.9 million. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of a 100 basis point increase in interest rates. Such an increase in interest rates at March 31, 2024, would result in a $11.5 million decrease in the fair value of our 2028 Notes.

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

    There have been no material changes to the Partnership's risk factors since our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 21, 2024.

Item 5.	Other Information

During the three months ended March 31, 2024, no director or officer of the Partnership adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.2	Description of Securities (filed as Exhibit 4.2 to the Partnership’s Annual Report on Form 10-K (SEC File No. 000-50056), filed March 2, 2023, and incorporated herein by reference).
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

101
Inline Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, formatted in Extensible Business Reporting Language: (1) the Consolidated and Condensed Balance Sheets; (2) the Consolidated and Condensed Statements of Income; (3) the Consolidated and Condensed Statements of Cash Flows; (4) the Consolidated and Condensed Statements of Capital (Deficit); and (5) the Notes to Consolidated and Condensed Financial Statements.

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

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

April 23, 2024	By:	/s/ Sharon L. Taylor
Sharon L. Taylor
Executive Vice President and Chief Financial Officer