Form 10-Q
period 2024-06-30
MARTIN MIDSTREAM PARTNERS L.P.
filed 2024-07-23
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2024
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
 The number of the registrant’s Common Units outstanding at July 23, 2024, was 39,001,086.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets
Cash	$55	$54
Accounts and other receivables, less allowance for doubtful accounts of $506 and $530, respectively	50,910	53,293
Inventories	41,597	43,822
Due from affiliates	22,151	7,924
Other current assets	10,284	9,220
Total current assets	124,997	114,313

Property, plant and equipment, at cost	939,570	918,786
Accumulated depreciation	(631,219)	(612,993)
Property, plant and equipment, net	308,351	305,793

Goodwill	16,671	16,671
Right-of-use assets	63,768	60,359
Investment in DSM Semichem LLC	7,938	—
Deferred income taxes, net	10,174	10,200
Other assets, net	3,179	2,039
Total assets	$535,078	$509,375

Liabilities and Partners’ Capital (Deficit)
Current installments of long-term debt and finance lease obligations	$14	$—
Trade and other accounts payable	51,874	51,653
Product exchange payables	—	426
Due to affiliates	3,269	6,334
Income taxes payable	1,374	652
Other accrued liabilities	42,178	41,499
Total current liabilities	98,709	100,564

Long-term debt, net	439,397	421,173
Finance lease obligations	62	—
Operating lease liabilities	47,187	45,684
Other long-term obligations	7,589	6,578
Total liabilities	592,944	573,999

Commitments and contingencies
Partners’ capital (deficit)	(57,866)	(64,624)
Total liabilities and partners' capital (deficit)	$535,078	$509,375

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Terminalling and storage *	$22,375	$21,684	$44,892	$42,542
Transportation *	57,676	54,750	115,983	110,473
Sulfur services	3,477	3,357	6,954	6,715
Product sales: *
Specialty products	67,288	78,872	133,613	211,141
Sulfur services	33,715	36,973	63,919	69,294
	101,003	115,845	197,532	280,435
Total revenues	184,531	195,636	365,361	440,165

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Specialty products *	57,553	71,570	114,783	189,565
Sulfur services *	19,234	25,654	39,633	47,471
Terminalling and storage *	24	25	42	31
	76,811	97,249	154,458	237,067
Expenses:
Operating expenses *	65,358	60,737	129,292	123,482
Selling, general and administrative *	10,701	8,447	19,614	19,619
Depreciation and amortization	12,687	12,547	25,336	25,448
Total costs and expenses	165,557	178,980	328,700	405,616

Other operating income (loss), net	953	673	1,161	285
Operating income	19,927	17,329	37,822	34,834

Other income (expense):
Interest expense, net	(14,377)	(15,263)	(28,219)	(30,920)
Loss on extinguishment of debt	—	—	—	(5,121)
Other, net	2	11	18	33
Total other expense	(14,375)	(15,252)	(28,201)	(36,008)

Net income (loss) before taxes	5,552	2,077	9,621	(1,174)
Income tax expense	(1,772)	(996)	(2,568)	(2,831)
Net income (loss)	3,780	1,081	7,053	(4,005)
Less general partner's interest in net income (loss)	(76)	(22)	(141)	80
Less income (loss) allocable to unvested restricted units	(16)	(4)	(28)	12
Limited partners' interest in net income (loss)	$3,688	$1,055	$6,884	$(3,913)

Net income (loss) per unit attributable to limited partners - basic and diluted	$0.09	$0.03	$0.18	$(0.10)
Weighted average limited partner units - basic	38,832,222	38,772,266	38,833,039	38,771,037
Weighted average limited partner units - diluted	38,891,375	38,777,600	38,872,192	38,771,037
See accompanying notes to consolidated and condensed financial statements.
*Related Party Transactions Shown Below

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:*
Terminalling and storage	$18,078	$18,077	$36,627	$35,579
Transportation	8,318	7,277	16,919	12,788
Product Sales	123	7,497	252	8,422
Costs and expenses:*
Cost of products sold: (excluding depreciation and amortization)
Specialty products	8,368	7,918	14,941	17,428
Sulfur services	2,919	2,644	5,912	5,352
Terminalling and storage	24	25	42	31
Expenses:
Operating expenses	26,501	25,058	52,924	48,885
Selling, general and administrative	8,638	6,556	15,501	15,072

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL (DEFICIT)
(Unaudited)
(Dollars in thousands)

	Partners’ Capital (Deficit)
	Common Limited		General Partner Amount
	Units	Amount		Total
Balances - March 31, 2024	39,001,086	$(63,115)	$1,619	$(61,496)
Net income	—	3,704	76	3,780
Cash distributions	—	(195)	(4)	(199)
Unit-based compensation	—	49	—	49
Balances - June 30, 2024	39,001,086	(59,557)	1,691	(57,866)

Balances - December 31, 2023	38,914,806	$(66,182)	$1,558	$(64,624)
Net income	—	6,912	141	7,053
Issuance of restricted units	86,280	—	—	—
Cash distributions	—	(390)	(8)	(398)
Unit-based compensation	—	103	—	103
Balances - June 30, 2024	39,001,086	$(59,557)	$1,691	$(57,866)

	Partners’ Capital (Deficit)
	Common Limited		General Partner Amount
	Units	Amount		Total
Balances - March 31, 2023	38,914,806	$(66,236)	$1,559	$(64,677)
Net income	—	1,059	22	1,081
Cash distributions	—	(195)	(4)	(199)
Unit-based compensation	—	38	—	38
Balances - June 30, 2023	38,914,806	(65,334)	1,577	(63,757)

Balances - December 31, 2022	38,850,750	$(61,110)	$1,665	$(59,445)
Net loss	—	(3,925)	(80)	(4,005)
Issuance of restricted units	64,056	—	—	—
Cash distributions	—	(389)	(8)	(397)
Unit-based compensation	—	90	—	90
Balances - June 30, 2023	38,914,806	$(65,334)	$1,577	$(63,757)

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$7,053	$(4,005)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,336	25,448
Amortization of deferred debt issuance costs	1,539	2,435
Amortization of debt discount	1,200	1,000
Deferred income tax expense	26	1,867
Gain on disposition or sale of property, plant and equipment, net	(1,161)	(285)
Loss on extinguishment of debt	—	5,121
Non cash unit-based compensation	103	90
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	2,383	22,619
Inventories	2,031	58,933
Due from affiliates	(14,227)	5,654
Other current assets	174	5,296
Trade and other accounts payable	523	(19,459)
Product exchange payables	(426)	278
Due to affiliates	(3,065)	(6,641)
Income taxes payable	722	(215)
Other accrued liabilities	(1,196)	1,907
Change in other non-current assets and liabilities	922	(1,269)
Net cash provided by operating activities	21,937	98,774

Cash flows from investing activities:
Payments for property, plant and equipment	(24,194)	(17,024)
Payments for plant turnaround costs	(6,705)	(661)
Investment in DSM Semichem LLC	(6,938)	—
Proceeds from sale of property, plant and equipment	738	4,275
Net cash used in investing activities	(37,099)	(13,410)

Cash flows from financing activities:
Payments of long-term debt	(113,000)	(519,197)
Payments under finance lease obligations	(1)	(9)
Proceeds from long-term debt	128,577	448,489
Payment of debt issuance costs	(15)	(14,238)
Cash distributions paid	(398)	(397)
Net cash provided by (used in) financing activities	15,163	(85,352)

Net increase in cash	1	12
Cash at beginning of period	54	45
Cash at end of period	$55	$57

Non-cash additions to property, plant and equipment	$2,641	$1,679
Non-cash contribution of land to DSM Semichem LLC	$1,000	$—

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2024
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

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements applicable to the Partnership during the six months ended June 30, 2024.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Products revenue	$13,650	$70,539
Cost of products sold	16,074	72,282
Selling, general and administrative expenses	140	512
	$(2,564)	$(2,255)

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2024
(Unaudited)

NOTE 4. REVENUE

    The following table disaggregates our revenue by major source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Terminalling and storage segment
Throughput and storage	$22,375	$21,684	$44,892	$42,542
	$22,375	$21,684	$44,892	$42,542

Transportation segment
Land transportation	$42,860	$40,869	$85,603	$83,099
Inland marine transportation	12,977	12,357	27,300	24,435
Offshore marine transportation	1,839	1,524	3,080	2,939
	$57,676	$54,750	$115,983	$110,473
Sulfur services segment
Sulfur product sales	$7,521	$7,462	$13,204	$13,738
Fertilizer product sales	26,194	29,511	50,715	55,556
Sulfur services	3,477	3,357	6,954	6,715
	$37,192	$40,330	$70,873	$76,009
Specialty products segment
Natural gas liquids product sales	$35,435	$45,678	$73,566	$143,900
Lubricant product sales	31,853	33,194	60,047	67,241
	$67,288	$78,872	$133,613	$211,141

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
June 30, 2024
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

	2024	2025	2026	2027	2028	Thereafter	Total
Terminalling and storage
Throughput and storage	$22,120	$45,448	$46,749	$48,152	$49,662	$157,964	$370,095
Sulfur services
Product sales	2,833	5,666	4,691	295	—	—	13,485
Service revenues	6,954	13,908	13,908	—	—	—	34,770
Specialty Products
NGL product sales	3,242	6,431	3,736	—	—	—	13,409
Total	$35,149	$71,453	$69,084	$48,447	$49,662	$157,964	$431,759

NOTE 5. INVENTORIES

Components of inventories at June 30, 2024 and December 31, 2023, were as follows:

	June 30, 2024	December 31, 2023
Natural gas liquids	$867	$3,679
Lubricants	23,001	20,057
Sulfur	761	817
Fertilizer	11,312	13,411
Other	5,656	5,858
	$41,597	$43,822

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2024
(Unaudited)

NOTE 6. DEBT

At June 30, 2024 and December 31, 2023, long-term debt consisted of the following:

	June 30, 2024	December 31, 2023
$150,000 Credit facility at variable interest rate (8.72%[1] weighted average at June 30, 2024), due February 2027 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries, net of unamortized debt issuance costs of $2,771 and $3,292, respectively [2]	$55,229	$39,208
$400,000 Senior notes, 11.5% interest, net of unamortized debt issuance costs of $7,232 and $8,235, respectively, including unamortized premium of $8,600 and $9,800, respectively, due February 2028, secured [2]	384,168	381,965
Total	439,397	421,173
Less: current portion	—	—
Total long-term debt, net of current portion	$439,397	$421,173

    1 The interest rate fluctuates based on Adjusted Term SOFR (set on the date of each advance) or the alternate base rate plus an applicable margin. The margin is set every three months. All amounts outstanding at June 30, 2024 were at Adjusted Term SOFR plus an applicable margin. The applicable margin for revolving loans that are SOFR loans currently ranges from 2.75% to 3.75%, and the applicable margin for revolving loans that are alternate base rate loans currently ranges from 1.75% to 2.75%.  The applicable margin for SOFR borrowings at June 30, 2024 is 3.25%. The applicable margin for SOFR borrowings effective July 17, 2024, is 3.25%. The credit facility contains various covenants that limit the Partnership’s ability to make distributions; make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management Corporation (the "Omnibus Agreement").

    2 The Partnership was in compliance with all debt covenants as of June 30, 2024 and December 31, 2023.

    The Partnership paid cash interest in the amount of $1,585 and $2,632 for the three months ended June 30, 2024 and 2023, respectively.  The Partnership paid cash interest in the amount of $26,238 and $24,808 for the six months ended June 30, 2024 and 2023, respectively.  Capitalized interest was $291 and $7 for the three months ended June 30, 2024 and 2023, respectively. Capitalized interest was $443 and $11 for the six months ended June 30, 2024 and 2023, respectively.

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

Our leases have remaining lease terms of 1 year to 12 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year. The Partnership includes extension periods in its lease term if, at commencement, it is reasonably likely that the Partnership will exercise the extension options.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2024
(Unaudited)

    The components of lease expense for the three and six months ended June 30, 2024 and 2023, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$5,181	$3,604	$10,120	$6,791
Finance lease cost:
Amortization of right-of-use assets	$3	$2	3	6
Interest on lease liabilities	1	—	1	—
Short-term lease cost	1,333	1,368	2,499	3,075
Variable lease cost	41	39	87	94
Total lease cost	$6,559	$5,013	$12,710	$9,966

Supplemental balance sheet information related to leases at June 30, 2024 and December 31, 2023, was as follows:

	June 30, 2024	December 31, 2023
Operating Leases
Operating lease right-of-use assets	$63,768	$60,359

Current portion of operating lease liabilities included in "Other accrued liabilities"	$16,801	$14,901
Operating lease liabilities	47,187	45,684
Total operating lease liabilities	$63,988	$60,585

Finance Leases
Property, plant and equipment, at cost	$77	$—
Accumulated depreciation	(3)	—
Property, plant and equipment, net	$74	$—

Current installments of finance lease obligations	$14	$—
Finance lease obligations	62	—
Total finance lease obligations	$76	$—

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2024
(Unaudited)

For the six months ended June 30, 2024, the Partnership incurred new operating leases, primarily related to land and marine transportation assets and renewed existing operating leases set to expire, primarily related to marine transportation assets.

The Partnership’s future minimum lease obligations as of June 30, 2024, consist of the following:

Operating Leases
Year 1	$20,795
Year 2	19,074
Year 3	15,533
Year 4	10,342
Year 5	3,542
Thereafter	4,745
Total	74,031
Less amounts representing interest costs	(10,043)
Total lease liability	$63,988

    The Partnership has non-cancelable revenue arrangements that are under the scope of ASC 842 whereby we have committed certain terminalling and storage assets in exchange for a minimum fee. Future minimum revenues the Partnership expects to receive under these non-cancelable arrangements as of June 30, 2024, are as follows: 2024 - $13,269; 2025 - $17,433; 2026 - $11,755; 2027 - $11,559; 2028 - $11,364; subsequent years - $18,256.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2024
(Unaudited)

NOTE 8. SUPPLEMENTAL BALANCE SHEET INFORMATION

    Components of "Other accrued liabilities" were as follows:

	June 30, 2024	December 31, 2023
Accrued interest	$17,641	$17,956
Asset retirement obligations	—	25
Property and other taxes payable	3,315	4,348
Accrued payroll	4,375	4,136
Operating lease liabilities	16,801	14,901
Other	46	133
	$42,178	$41,499

The schedule below summarizes the changes in our asset retirement obligations:

June 30, 2024

Asset retirement obligations as of December 31, 2023	$5,182
Additions to asset retirement obligations	—
Accretion expense	66
Liabilities settled	—
Ending asset retirement obligations	5,248
Current portion of asset retirement obligations[1]	—
Long-term portion of asset retirement obligations[2]	$5,248

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2024
(Unaudited)

NOTE 9. PARTNERS' CAPITAL (DEFICIT)

As of June 30, 2024, Partners’ capital (deficit) consisted of 39,001,086 common limited partner units, representing a 98% partnership interest, and a 2% general partner interest. Martin Resource Management Corporation, through subsidiaries, owned 6,114,532 of the Partnership's common limited partner units representing approximately 15.7% of the Partnership's outstanding common limited partner units. Martin Midstream GP LLC ("MMGP"), the Partnership's general partner, owns the 2% general partnership interest.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2024
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net income (loss)	$3,780	$1,081	$7,053	$(4,005)
Less general partner’s interest in net income (loss):
Distributions payable on behalf of general partner interest	4	4	8	8
General partner interest in undistributed income (loss)	72	18	133	(88)
Less income (loss) allocable to unvested restricted units	16	4	28	(12)
Limited partners’ interest in net income (loss)	$3,688	$1,055	$6,884	$(3,913)

    The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic weighted average limited partner units outstanding	38,832,222	38,772,266	38,833,039	38,771,037
Dilutive effect of restricted units issued	59,153	5,334	39,153	—
Total weighted average limited partner diluted units outstanding	38,891,375	38,777,600	38,872,192	38,771,037

    All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the periods presented. All common unit equivalents were antidilutive for the three months ended June 30, 2023, because the limited partners were allocated a net loss in this period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restricted unit Awards
Employees	$—	$—	$—	$—
Non-employee directors	49	38	103	90
Phantom unit Awards
Employees	1,395	(1,574)	1,221	(1,175)
Non-employee directors	—	—	—	—
Total unit-based compensation expense	$1,444	$(1,536)	$1,324	$(1,085)

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2024
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

Phantom unit awards are recorded in operating expense and selling, general and administrative expense based on the fair value of the vested portion of the awards on the balance sheet date. The fair value of these awards is updated at each balance sheet date and changes in the fair value of the vested portions of the awards are recorded as increases or decreases to compensation expense within operating expense and selling, general and administrative expense in the Consolidated and Condensed Statements of Operations. All of the Partnership's outstanding phantom unit awards at June 30, 2024, met the criteria to be treated under liability classification in accordance with ASC 718, given that these awards will settle in cash on the vesting date.

Compensation expense for the phantom awards is based on the fair value of the units as of the balance sheet date as further discussed below, and such costs are recognized ratably over the service period of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2024
(Unaudited)

periods for these awards will vary. The estimated future cash payments of these awards are presented as liabilities within "Other current liabilities" and "Other long-term obligations" in the Consolidated and Condensed Balance Sheets. As of June 30, 2024, there was a total of $3,543 of unrecognized compensation costs related to non-vested phantom unit awards. These costs are expected to be recognized over a remaining life of 1.90 years.

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

The restricted units issued to directors generally vest in equal annual installments over a four-year period. Restricted units issued to employees generally vest in equal annual installments over three years of service. All of the Partnership's outstanding restricted unit awards at June 30, 2024, met the criteria to be treated under equity classification.

In February 2024, the Partnership issued 28,760 TBRUs to each of the Partnership's three independent directors under the 2017 LTIP.  These restricted common units vest in equal installments of 7,190 units on January 24, 2025, 2026, 2027, and 2028.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2024
(Unaudited)

    The restricted units are valued at their fair value at the date of grant, which is equal to the market value of common units on such date. A summary of the restricted unit activity for the six months ended June 30, 2024, is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	141,390	$2.99
Granted (TBRU)	86,280	$2.26
Vested	(58,806)	$2.86
Forfeited	—	$—
Non-Vested, end of period	168,864	$2.65

Aggregate intrinsic value, end of period	$545
    A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three and six months ended June 30, 2024 and 2023, is provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Aggregate intrinsic value of units vested	$—	$—	$46	$89
Fair value of units vested	—	—	168	178

    As of June 30, 2024, there was $377 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.76 years.

NOTE 11. RELATED PARTY TRANSACTIONS

As of June 30, 2024, Martin Resource Management Corporation owns 6,114,532 of the Partnership’s common units representing approximately 15.7% of the Partnership’s outstanding limited partner units.  Martin Resource Management Corporation controls the Partnership's general partner by virtue of its 100% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management Corporation’s ownership as of June 30, 2024, of approximately 15.7% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management Corporation the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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
June 30, 2024
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
June 30, 2024
(Unaudited)

monetary limitation on the amount the Partnership is required to reimburse Martin Resource Management Corporation for direct expenses.  In addition to the direct expenses, under the Omnibus Agreement, the Partnership is required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.

    Effective January 1, 2024, through December 31, 2024, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $13,508. The Partnership reimbursed Martin Resource Management Corporation for $3,377 and $3,496 of indirect expenses for the three months ended June 30, 2024 and 2023, respectively. The Partnership reimbursed Martin Resource Management Corporation for $6,754 and $6,991 of indirect expenses for the six months ended June 30, 2024 and 2023, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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
June 30, 2024
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

Terminal Services Agreements

    Diesel Fuel Terminal Services Agreement.  Effective October 1, 2022, the Partnership entered into a third amended and restated terminalling services agreement under which it provides terminal services to Martin Energy Services LLC (“MES”), a wholly owned subsidiary of Martin Resource Management Corporation, for fuel distribution utilizing marine shore based terminals owned by the Partnership. This agreement amended the existing arrangement between the Partnership and MES by eliminating any minimum throughput volume requirements and increasing the per gallon throughput fee. The primary term of this agreement expired on December 31, 2023, but will continue on a year to year basis until terminated by either party by giving at least 90 days’ written notice prior to the end of any term. Effective January 1, 2024, this agreement was amended to increase the throughput rate and to establish a minimum throughput volume.

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

East Texas Mack Leases. MTI leases equipment, including tractors and trailers, from East Texas Mack Sales ("East Texas Mack"). Certain of our directors or officers are owners of East Texas Mack, including entities affiliated with Ruben Martin, who owns approximately 46% of the issued and outstanding stock of East Texas Mack. Amounts paid to East Texas Mack for tractor and trailer lease payments and lease residuals for the three months ended June 30, 2024 and 2023, were $1,118 and $785, respectively. Amounts paid to East Texas Mack for tractor and trailer lease payments and lease residuals for the six months ended June 30, 2024 and 2023, were $2,055 and $1,409, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2024
(Unaudited)

Storage and Services Agreement. The Partnership is a party to a storage and services agreement with Martin Butane, a division of Martin Product Sales LLC (a subsidiary of Martin Resource Management Corporation), dated May 1, 2023, under which the Partnership provides storage and other services for NGLs at the Partnership's Arcadia, Louisiana, underground storage facility. The primary term of the agreement expired on April 30, 2024, but will continue on a year to year basis until terminated by either party by giving at least 90 days’ written notice prior to the end of any term.

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

    The impact of related party revenues from sales of products and services is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Terminalling and storage	$18,078	$18,077	$36,627	$35,579
Transportation	8,318	7,277	16,919	12,788
Product sales:
Specialty products	89	7,417	190	8,289
Sulfur services	34	80	62	133
	123	7,497	252	8,422
	$26,519	$32,851	$53,798	$56,789

    The impact of related party cost of products sold is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of products sold:
Specialty products	$8,368	$7,918	$14,941	$17,428
Sulfur services	2,919	2,644	5,912	5,352
Terminalling and storage	24	25	42	31
	$11,311	$10,587	$20,895	$22,811

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2024
(Unaudited)

    The impact of related party operating expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Transportation	$19,814	$17,951	$39,587	$36,015
Sulfur services	1,050	1,590	2,372	2,590
Terminalling and storage	5,637	5,517	10,965	10,280
	$26,501	$25,058	$52,924	$48,885

    The impact of related party selling, general and administrative expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Selling, general and administrative:
Transportation	$2,203	$1,939	$4,030	$4,202
Specialty products	1,256	570	1,992	1,881
Sulfur services	1,157	439	1,933	1,520
Terminalling and storage	482	(8)	424	228
Indirect, including overhead allocation	3,540	3,616	7,122	7,241
	$8,638	$6,556	$15,501	$15,072

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

Three Months Ended June 30, 2024	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$24,402	$(2,027)	$22,375	$5,729	$1,316	$2,075
Transportation	61,467	(3,791)	57,676	3,381	4,226	1,770
Sulfur services	37,193	(1)	37,192	2,778	11,128	8,561
Specialty products	67,317	(29)	67,288	799	7,076	798
Indirect selling, general and administrative	—	—	—	—	(3,819)	—
Total	$190,379	$(5,848)	$184,531	$12,687	$19,927	$13,204

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2024
(Unaudited)

Three Months Ended June 30, 2023	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$23,906	$(2,222)	$21,684	$5,195	$2,236	$3,324
Transportation	58,395	(3,645)	54,750	3,760	5,345	2,471
Sulfur services	40,330	—	40,330	2,756	8,493	3,660
Specialty products	78,898	(26)	78,872	836	5,149	340
Indirect selling, general and administrative	—	—	—	—	(3,894)	—
Total	$201,529	$(5,893)	$195,636	$12,547	$17,329	$9,795

Six Months Ended June 30, 2024	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$48,687	$(3,795)	$44,892	$11,124	$3,273	$9,125
Transportation	123,509	(7,526)	115,983	6,857	10,268	4,625
Sulfur services	70,874	(1)	70,873	5,760	17,901	14,897
Specialty products	133,663	(50)	133,613	1,595	14,035	1,950
Indirect selling, general and administrative	—	—	—	—	(7,655)	—
Total	$376,733	$(11,372)	$365,361	$25,336	$37,822	$30,597

Six Months Ended June 30, 2023	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$47,825	$(5,283)	$42,542	$10,794	$2,300	$7,109
Transportation	120,334	(9,861)	110,473	7,522	8,524	3,999
Sulfur services	76,009	—	76,009	5,433	15,897	5,708
Specialty products	211,175	(34)	211,141	1,699	16,205	599
Indirect selling, general and administrative	—	—	—	—	(8,092)	—
Total	$455,343	$(15,178)	$440,165	$25,448	$34,834	$17,415

    The Partnership's assets by reportable segment as of June 30, 2024 and December 31, 2023, are as follows:

	June 30, 2024	December 31, 2023
Total assets:
Terminalling and storage	$179,047	$171,320
Transportation	164,571	161,506
Sulfur services	112,644	103,779
Specialty products	78,816	72,770
Total assets	$535,078	$509,375

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2024
(Unaudited)

NOTE 13. COMMITMENTS AND CONTINGENCIES

Contingencies

From time to time, the Partnership is subject to various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership.

    On December 31, 2015, the Partnership received a demand from a customer in its lubricants packaging business for defense and indemnity in connection with various lawsuits filed against it, which generally alleged that the customer engaged in unlawful and deceptive business practices in connection with its marketing and advertising of its private label motor oil (the “Marketing Lawsuits”). The Partnership disputed and continues to dispute that it has any obligation to defend or indemnify the customer for the customer’s conduct. Accordingly, on January 7, 2016, the Partnership filed a Complaint for Declaratory Judgment in the Chancery Court of Davidson County, Tennessee (the “Tennessee Court”), under Case No. 16-0018-BC, requesting a judicial determination that the Partnership did not owe the customer the demanded defense and indemnity obligations (the “Litigation”). The Marketing Lawsuits pending in federal court against the customer were transferred to the U.S. District Court for the Western District of Missouri under the consolidated case MDL No. 2709 for pretrial proceedings (the “Consolidated Lawsuits”). On March 1, 2017, at the joint request of the customer and the Partnership, the Tennessee Court administratively closed the Litigation. In 2021, the customer settled the Consolidated Lawsuits. On December 17, 2021, at the request of the customer, the Tennessee Court reopened the Litigation and the customer asserted various counterclaims against the Partnership seeking, among other things, to recover its costs of defending and settling the Consolidated Lawsuits. At this time, we are unable to determine what ultimate exposure we may have in this matter, if any. The Partnership intends to vigorously defend the counterclaims asserted by the customer in the Litigation. The trial for the Litigation is expected to be held in the second half of 2025.

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

•Current and non-current portion of long-term debt: The carrying amount of the credit facility approximates fair value due to the debt having a variable interest rate and is in Level 2. The estimated fair value of the 2028 Notes is considered Level 2, as the fair value is based upon quoted prices for identical liabilities in markets that are not active.

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Notes	$384,168	$432,751	$381,965	$414,453
Total	$384,168	$432,751	$381,965	$414,453

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2024
(Unaudited)

NOTE 15. INVESTMENT IN DSM SEMICHEM LLC

On October 19, 2022, Martin ELSA Investment LLC, the Partnership's affiliate, entered into definitive agreements with Samsung C&T America, Inc. and Dongjin USA, Inc., an affiliate of Dongjin Semichem Co., Ltd., to form DSM Semichem LLC (“DSM”). DSM will produce and distribute electronic level sulfuric acid (“ELSA”). By leveraging the Partnership's existing assets located in Plainview, Texas and installing additional facilities (the “ELSA Facility”) as required, DSM will produce ELSA that meets the strict quality standards required by the recent advances in semiconductor manufacturing. In addition to owning a 10% non-controlling interest in DSM, the Partnership will be the exclusive provider of feedstock to the ELSA Facility. The Partnership, through its affiliate MTI, will also provide land transportation services for the ELSA produced by DSM. On April 1, 2024, the Partnership contributed $6,500 in cash to DSM, which represents the cash contributions required pursuant to DSM's limited liability agreement for the Partnership's 10% non-controlling interest. Also, in conjunction with the formation of DSM, we contributed approximately 22 acres of land. The Partnership recognizes its 10% interest in DSM as "Investment in DSM Semichem LLC" on its Consolidated and Condensed Balance Sheets. The Partnership accounts for its ownership interest in DSM under the equity method of accounting.

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

NOTE 17. INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Provision for income taxes	$1,772	$996	$2,568	$2,831

The operations of a partnership are generally not subject to income taxes, except for Texas margin tax, because its income is taxed directly to its partners. Current state income taxes attributable to the Texas margin tax relating to the operation of the Partnership of $470 and $80 were recorded in income tax expense for the three months ended June 30, 2024 and 2023, respectively. Current state income taxes attributable to the Texas margin tax relating to the operation of the Partnership of $550 and $200 were recorded in income tax expense for the six months ended June 30, 2024 and 2023, respectively. Deferred taxes applicable to the Texas margin tax relating to the operation of the Partnership are immaterial.

MTI, a wholly owned subsidiary of the Partnership, is subject to income taxes due to its corporate structure (the "Taxable Subsidiary"). Total income tax expense of $1,302 and $916, related to the operation of the Taxable Subsidiary, for the three months ended June 30, 2024 and 2023, resulted in an effective income tax rate ("ETR") of 30.68% and 26.60%, respectively. Total income tax expense of $2,018 and $2,631, related to the operation of the Taxable Subsidiary, for the six months ended June 30, 2024 and 2023, resulted in an ETR of 22.94% and 25.16%, respectively.

The increase in the provision for income taxes and the ETR for the income taxes during the three months ended June 30, 2024, was primarily due to an increase in the Texas margin tax, as the more favorable wholesaler/retailer rate is no longer applicable on a combined reporting basis with the Partnership, and an increase in permanent differences, compared to the same period in 2023. The decrease in the provision for income taxes and the ETR for the income taxes during the six months ended June 30, 2024, was primarily due to a favorable true-up to state net operating loss carryforwards, compared to the same period in 2023.

    A current federal income tax expense of $786 and $162, related to the operation of the Taxable Subsidiary, was recorded for the three months ended June 30, 2024 and 2023, respectively. A current federal income tax expense of $1,576 and $487, related to the operation of the Taxable Subsidiary, was recorded for the six months ended June 30, 2024 and 2023,

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2024
(Unaudited)

respectively. A current state income tax expense of $165 and $64, related to the operation of the Taxable Subsidiary, was recorded for the three months ended June 30, 2024 and 2023, respectively. A current state income tax expense of $416 and $277, related to the operation of the Taxable Subsidiary, was recorded for the six months ended June 30, 2024 and 2023, respectively.

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

    A deferred tax expense related to the MTI temporary differences of $351 and $690 was recorded for the three months ended June 30, 2024 and 2023, respectively. A deferred tax expense related to the MTI temporary differences of $26 and $1,867 was recorded for the six months ended June 30, 2024 and 2023, respectively. A net deferred tax asset of $10,174 and $10,200, related to the cumulative book and tax temporary differences, existed at June 30, 2024 and December 31, 2023, respectively.

    All income tax positions taken for all open years are more likely than not to be sustained based upon their technical merit under applicable tax laws.

NOTE 18. SUBSEQUENT EVENTS

Quarterly Distribution. On July 17, 2024, the Partnership declared a quarterly cash distribution of $0.005 per common unit for the second quarter of 2024, or $0.020 per common unit on an annualized basis, which will be paid on August 14, 2024, to unitholders of record as of August 7, 2024.

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

    We were formed in 2002 by Martin Resource Management Corporation, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management Corporation has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management Corporation is an important supplier and customer of ours. As of June 30, 2024, Martin Resource Management Corporation owned 15.7% of our total outstanding common limited partner units and 100% of MMGP Holdings, LLC ("Holdings"), which is the sole member of Martin Midstream GP LLC ("MMGP"), our general partner. MMGP owns a 2.0% general partner interest in us.

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

Significant Recent Developments

MMLP Receives Buyout Offer from Martin Resource Management. On May 24, 2024, we announced that Martin Resource Management filed an amendment to its Schedule 13D (the “13D Amendment”) with the SEC. The 13D Amendment disclosed that Martin Resource Management submitted a non-binding proposal to the Conflicts Committee, pursuant to which Martin Resource Management would acquire all of the outstanding Common Units of the Partnership not already owned by Martin Resource Management or its subsidiaries for a cash purchase price of $3.05 per Common Unit. The other terms of such proposal are set forth in the 13D Amendment.

The proposed transaction is subject to several contingencies, including the approval of the Conflicts Committee and the Board of Directors, the approval by the Partnership’s unitholders, and the satisfaction of any conditions to the consummation of a transaction set forth in any definitive agreement concerning the transaction. There can be no assurance that definitive documentation will be executed or that any transaction will materialize on the terms described above or at all.

Galveston Bridge Allision. During May 2024, we experienced a casualty loss of $0.5 million that represents two separate insurance deductibles under our marine transportation protection and indemnity coverage policy and our hull coverage policy stemming from a bridge allision in Galveston, Texas.

Electronic Level Sulfuric Acid Joint Venture. On October 19, 2022, Martin ELSA Investment LLC, our affiliate, entered into definitive agreements with Samsung C&T America, Inc. and Dongjin USA, Inc., an affiliate of Dongjin Semichem Co., Ltd., to form DSM Semichem LLC (“DSM”). DSM will produce and distribute electronic level sulfuric acid (“ELSA”). By leveraging our existing assets located in Plainview, Texas and installing additional facilities (the “ELSA Facility”) as required, DSM will produce ELSA that meets the strict quality standards required by the recent advances in semiconductor manufacturing. In addition to owning a 10% non-controlling interest in DSM, we will be the exclusive provider of feedstock to the ELSA Facility. We, through our affiliate MTI, will also provide land transportation services for the ELSA produced by DSM. We expect to fund approximately $27.0 million in aggregate capital expenditures in connection with this joint venture. On April 1, 2024, we contributed $6.5 million to DSM, which represents the cash contribution required pursuant to DSM's limited liability agreement for our 10% non-controlling interest. As of June 30, 2024, we have funded approximately $23.9 million toward ELSA related project costs.

Subsequent Events

Quarterly Distribution. On July 17, 2024, we declared a quarterly cash distribution of $0.005 per common unit for the second quarter of 2024, or $0.020 per common unit on an annualized basis, which will be paid on August 14, 2024, to unitholders of record as of August 7, 2024.

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

Related Party Agreements

The Omnibus Agreement requires us to reimburse Martin Resource Management Corporation for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. We reimbursed Martin Resource Management Corporation for $42.9 million of direct costs and expenses for the three months ended June 30, 2024, compared to $38.6 million for the three months ended June 30, 2023. We reimbursed Martin Resource Management Corporation for $82.2 million of direct costs and expenses for the six months ended June 30, 2024, compared to $79.5 million for the six months ended June 30, 2023. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management Corporation for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.  In each of the three months ended June 30, 2024 and 2023, the Conflicts Committee approved reimbursement amounts of $3.4 million and $3.5 million, respectively. In each of the six months ended June 30, 2024 and 2023, the Conflicts Committee approved reimbursement amounts of $6.8 million and $7.0 million, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management Corporation provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management Corporation’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management Corporation also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

Commercial

We have been and anticipate that we will continue to be both a significant customer and supplier of products and services offered by Martin Resource Management Corporation. In the aggregate, the impact of related party transactions included in total costs and expenses accounted for approximately 28% and 24% of our total costs and expenses during the three months ended June 30, 2024 and 2023, respectively. In the aggregate, the impact of related party transactions included in total costs and expenses accounted for approximately 27% and 21% of our total costs and expenses during the six months ended June 30, 2024 and 2023, respectively.

Correspondingly, Martin Resource Management Corporation is one of our significant customers. Our sales to Martin Resource Management Corporation accounted for approximately 14% and 17% of our total revenues for the three months ended June 30, 2024 and 2023, respectively. Our sales to Martin Resource Management Corporation accounted for approximately 15% and 13% of our total revenues for the six months ended June 30, 2024 and 2023, respectively.

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

The following tables reconcile the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the three and six months ended June 30, 2024 and 2023, which represents EBITDA, adjusted EBITDA, adjusted EBITDA after giving effect to the exit of the butane optimization business, distributable cash flow, and adjusted free cash flow:

Reconciliation of Net Income (Loss) to EBITDA, Adjusted EBITDA, and Adjusted EBITDA After Giving Effect to the Exit of the Butane Optimization Business

	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023
	(in thousands)		(in thousands)
Net income (loss)	$3,780	$1,081	$7,053	$(4,005)
Adjustments:
Interest expense	14,377	15,263	28,219	30,920
Income tax expense	1,772	996	2,568	2,831
Depreciation and amortization	12,687	12,547	25,336	25,448
EBITDA	32,616	29,887	63,176	55,194
Adjustments:
Gain on disposition or sale of property, plant and equipment	(953)	(673)	(1,161)	(285)
Loss on extinguishment of debt	—	—	—	5,121
Lower of cost or net realizable value and other non-cash adjustments	—	(3,717)	—	(12,850)
Unit-based compensation	49	38	103	90
Adjusted EBITDA	$31,712	$25,535	$62,118	$47,270
Adjustments:
Less: net loss associated with butane optimization business	—	2,564	—	2,255
Plus: lower of cost or net realizable value and other non-cash adjustments	—	$3,717	—	12,850
Adjusted EBITDA after giving effect to the exit of the butane optimization business	$31,712	$31,816	$62,118	$62,375

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA, Adjusted EBITDA After Giving Effect to the Exit of the Butane Optimization Business, Distributable Cash Flow, and Adjusted Free Cash Flow

	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023
	(in thousands)		(in thousands)
Net cash provided by operating activities	$11,828	$49,510	$21,937	$98,774
Interest expense [1]	13,004	13,903	25,480	27,485
Current income tax expense	1,420	306	2,542	964
Lower of cost or net realizable value and other non-cash adjustments	—	(3,717)	—	(12,850)
Changes in operating assets and liabilities which (provided) used cash:
Accounts and other receivables, inventories, and other current assets	9,919	(43,135)	9,639	(91,517)
Trade, accounts and other payables, and other current liabilities	(3,786)	7,171	3,442	23,145
Other	(673)	1,497	(922)	1,269
Adjusted EBITDA	31,712	25,535	62,118	47,270
Adjustments:
Less: net loss associated with butane optimization business	—	2,564	—	2,255
Plus: lower of cost or net realizable value and other non-cash adjustments	—	3,717	—	12,850
Adjusted EBITDA after giving effect to the exit of the butane optimization business	31,712	31,816	62,118	62,375
Adjustments:
Interest expense	(14,377)	(15,263)	(28,219)	(30,920)
Income tax expense	(1,772)	(996)	(2,568)	(2,831)
Deferred income taxes	352	690	26	1,867
Amortization of debt discount	600	600	1,200	1,000
Amortization of deferred debt issuance costs	773	760	1,539	2,435
Payments for plant turnaround costs	(745)	(432)	(6,705)	(661)
Maintenance capital expenditures	(7,009)	(7,438)	(12,211)	(14,072)
Distributable cash flow	9,534	9,737	15,180	19,193
Principal payments under finance lease obligations	(1)	(3)	(1)	(9)
Investment in DSM Semichem LLC	(6,938)	—	(6,938)	—
Expansion capital expenditures	(5,450)	(1,925)	(11,681)	(2,682)
Adjusted free cash flow	$(2,855)	$7,809	$(3,440)	$16,502

1 Net of amortization of debt issuance costs and discount, which are included in interest expense but not included in net cash provided by operating activities.

Results of Operations

    The results of operations for the three and six months ended June 30, 2024 and 2023, have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the three and six months ended June 30, 2024 and 2023.  The results of operations for these interim periods are not necessarily indicative of the results of operations which might be expected for the entire year.

Our consolidated and condensed results of operations are presented on a comparative basis below.  There are certain items of income and expense which we do not allocate on a segment basis.  These items, including interest expense and indirect selling, general and administrative expenses, are discussed following the comparative discussion of our results within each segment.

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended June 30, 2024	(In thousands)
Terminalling and storage	$24,402	$(2,027)	$22,375	$3,302	$(1,986)	$1,316
Transportation	61,467	(3,791)	57,676	8,036	(3,810)	4,226
Sulfur services	37,193	(1)	37,192	7,463	3,665	11,128
Specialty products	67,317	(29)	67,288	4,945	2,131	7,076
Indirect selling, general and administrative	—	—	—	(3,819)	—	(3,819)
Total	$190,379	$(5,848)	$184,531	$19,927	$—	$19,927

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended June 30, 2023	(In thousands)
Terminalling and storage	$23,906	$(2,222)	$21,684	$4,446	$(2,210)	$2,236
Transportation	58,395	(3,645)	54,750	9,016	(3,671)	5,345
Sulfur services	40,330	—	40,330	5,286	3,207	8,493
Specialty products	78,898	(26)	78,872	2,475	2,674	5,149
Indirect selling, general and administrative	—	—	—	(3,894)	—	(3,894)
Total	$201,529	$(5,893)	$195,636	$17,329	$—	$17,329

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Six Months Ended June 30, 2024	(In thousands)
Terminalling and storage	$48,687	$(3,795)	$44,892	$6,959	$(3,686)	$3,273
Transportation	123,509	(7,526)	115,983	17,867	(7,599)	10,268
Sulfur services	70,874	(1)	70,873	11,148	6,753	17,901
Specialty products	133,663	(50)	133,613	9,503	4,532	14,035
Indirect selling, general and administrative	—	—	—	(7,655)	—	(7,655)
Total	$376,733	$(11,372)	$365,361	$37,822	$—	$37,822

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Six Months Ended June 30, 2023	(In thousands)
Terminalling and storage	$47,825	$(5,283)	$42,542	$7,554	$(5,254)	$2,300
Transportation	120,334	(9,861)	110,473	18,458	(9,934)	8,524
Sulfur services	76,009	—	76,009	9,839	6,058	15,897
Specialty products	211,175	(34)	211,141	7,075	9,130	16,205
Indirect selling, general and administrative	—	—	—	(8,092)	—	(8,092)
Total	$455,343	$(15,178)	$440,165	$34,834	$—	$34,834

Terminalling and Storage Segment

Comparative Results of Operations for the Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,		Variance	Percent Change
	2024	2023
	(In thousands, except BBL per day)

Revenues	$24,402	$23,906	$496	2%
Cost of products sold	24	25	(1)	(4)%
Operating expenses	15,522	13,932	1,590	11%
Selling, general and administrative expenses	820	333	487	146%
Depreciation and amortization	5,729	5,195	534	10%
	2,307	4,421	(2,114)	(48)%
Other operating income, net	995	25	970	3,880%
Operating income	$3,302	$4,446	$(1,144)	(26)%

Shore-based throughput volumes (gallons)	42,491	42,434	57	—%
Smackover refinery throughput volumes (guaranteed minimum BBL per day)	6,500	6,500	—	—%

Revenues. Revenues increased $0.5 million. Revenue at our shore-based terminals increased $0.6 million, including $0.4 million in fuel throughput and $0.2 million in space rent. In addition, revenue at our specialty terminals increased $0.5 million primarily as a result of higher throughput and storage revenue. Revenue at our Smackover refinery decreased $0.8 million primarily as a result of decreased natural gas surcharge revenue.

Operating expenses. Operating expenses increased primarily as a result of liability insurance claims of $1.4 million, repairs and maintenance of $0.2 million, operating supplies of $0.2 million and employee-related expenses of $0.5 million, offset by a decrease in natural gas utilities of $0.9 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased primarily due to employee-related expenses.

Depreciation and amortization. The increase in depreciation and amortization is primarily the result of capital expenditures offset by recent disposals.

Other operating income, net. Other operating income, net represents gains and losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,		Variance	Percent Change
	2024	2023
	(In thousands, except BBL per day)

Revenues	$48,687	$47,825	$862	2%
Cost of products sold	42	31	11	35%
Operating expenses	30,557	28,240	2,317	8%
Selling, general and administrative expenses	1,102	882	220	25%
Depreciation and amortization	11,124	10,794	330	3%
	5,862	7,878	(2,016)	(26)%
Other operating income (loss), net	1,097	(324)	1,421	439%
Operating income	$6,959	$7,554	$(595)	(8)%

Shore-based throughput volumes (gallons)	88,260	85,783	2,477	3%
Smackover refinery throughput volumes (guaranteed minimum) (BBL per day)	6,500	6,500	—	—%

Revenues. Revenues increased $0.9 million. Revenue at our shore-based terminals increased $1.6 million, including $0.9 million in fuel throughput and $0.6 million in space rent. In addition, revenue at our specialty terminals increased $0.8 million, primarily as a result of higher throughput and storage revenue. Revenue at our Smackover refinery decreased $1.6 million, primarily as a result of decreased natural gas surcharge revenue.

Operating expenses. Operating expenses increased primarily as a result of liability insurance claims of $1.6 million, property insurance expense of $0.8 million, employee-related expenses of $0.8 million, repairs and maintenance of $0.4 million and operating supplies of $0.4 million. These increases were offset by a decrease in natural gas utilities of $2.1 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased primarily due to employee-related expenses.

Depreciation and amortization. The increase in depreciation and amortization is primarily the result of capital expenditures offset by recent disposals.

Other operating income (loss), net. Other operating income (loss), net represents gains and losses from the disposition of property, plant and equipment.

Transportation Segment

Comparative Results of Operations for the Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,		Variance	Percent Change
	2024	2023
	(In thousands)
Revenues	$61,467	$58,395	$3,072	5%
Operating expenses	47,783	44,285	3,498	8%
Selling, general and administrative expenses	2,527	1,981	546	28%
Depreciation and amortization	3,381	3,760	(379)	(10)%
	7,776	8,369	(593)	(7)%
Other operating income, net	260	647	(387)	(60)%
Operating income	$8,036	$9,016	$(980)	(11)%

Revenues. Revenues for our Transportation Segment increased $3.1 million. In our marine transportation division, inland revenues increased $0.4 million, primarily related to higher transportation rates, offset by a decrease in utilization associated with equipment repairs and regulatory inspections. Offshore revenues increased $0.3 million, primarily related to higher transportation rates. Additionally, there was a rise in pass-through revenue (primarily fuel) of $0.2 million. In our land transportation division, revenue increased $2.1 million, primarily due to a $2.7 million increase in freight revenue related to a 6% increase in total miles. Ancillary revenue decreased $0.5 million.

Operating expenses. The increase in operating expenses is primarily a result of lease expense of $1.2 million, employee-related expenses of $1.1 million, insurance premiums of $1.1 million and pass-through expenses (primarily fuel) of $0.6 million, offset by repairs and maintenance of $0.9 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased primarily due to employee-related expenses.

Depreciation and amortization. The decrease in depreciation and amortization is primarily the result of asset disposals, offset by capital expenditures.

Other operating income, net. Other operating income, net represents gains and losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,		Variance	Percent Change
	2024	2023
	(In thousands)
Revenues	$123,509	$120,334	$3,175	3%
Operating expenses	94,424	90,475	3,949	4%
Selling, general and administrative expenses	4,727	4,530	197	4%
Depreciation and amortization	6,857	7,522	(665)	(9)%
	$17,501	$17,807	$(306)	(2)%
Other operating income, net	366	651	(285)	(44)%
Operating income	$17,867	$18,458	$(591)	(3)%

Revenues. Revenues for our Transportation Segment increased $3.2 million. In our marine transportation division, inland revenues increased $2.7 million, primarily related to higher transportation rates, offset by a decrease in utilization associated with equipment repairs and regulatory inspections. Offshore revenues increased $0.1 million, primarily related to higher transportation rates. Additionally, there was a rise in pass-through revenue (primarily fuel) of $0.2 million. In our land transportation division, revenue increased $0.2 million, primarily due to a $3.8 million increase in freight revenue related to a 5% increase in total miles. Ancillary revenue decreased $3.6 million.

Operating expenses. The increase in operating expenses is primarily a result of lease expense of $3.0 million, employee-related expenses of $1.1 million, insurance premiums of $1.5 million, outside hauls and towing of $0.3 million and pass-through expenses (primarily fuel) of $0.2 million, offset by repairs and maintenance of $2.4 million.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased primarily due to lower employee-related expenses.

Depreciation and amortization. The decrease in depreciation and amortization is primarily the result of asset disposals, offset by capital expenditures.

Other operating income, net. Other operating income, net represents gains and losses from the disposition of property, plant and equipment.

Sulfur Services Segment

Comparative Results of Operations for the Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,		Variance	Percent Change
	2024	2023
	(In thousands)
Revenues:
Services	$3,477	$3,357	$120	4%
Products	33,716	36,973	(3,257)	(9)%
Total revenues	37,193	40,330	(3,137)	(8)%

Cost of products sold	22,183	28,141	(5,958)	(21)%
Operating expenses	2,744	3,186	(442)	(14)%
Selling, general and administrative expenses	1,717	962	755	78%
Depreciation and amortization	2,778	2,756	22	1%
	7,771	5,285	2,486	47%
Other operating income (loss), net	(308)	1	(309)	(30,900)%
Operating income	$7,463	$5,286	$2,177	41%

Sulfur (long tons)	91	123	(32)	(26)%
Fertilizer (long tons)	64	73	(9)	(12)%
Total sulfur services volumes (long tons)	155	196	(41)	(21)%

Services revenues.  Services revenues increased as a result of a contractually prescribed, index-based fee adjustment.

Products revenues.  Products revenues decreased $8.9 million as a result of a 21% decrease in sales volumes, primarily related to a 26% decrease in sulfur volumes, offset by an increase of $5.7 million due to a 15% rise in average sulfur services sales prices.

Cost of products sold.  A 21% decrease in sales volumes impacted cost of products sold by $5.9 million.  Margin per ton increased $29.35, or 65%.

Operating expenses.  Operating expenses decreased due to a reduction of $0.3 million in marine rebill expenses and $0.1 million in utilities. There were no other individually significant fluctuations between periods.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased primarily due to higher employee-related expenses.

Depreciation and amortization.  Depreciation and amortization increased primarily as a result of capital expenditures offset by recent disposals.

Other operating income (loss), net.  Other operating income (loss), net represents gains and losses on the disposition of property, plant and equipment.

Comparative Results of Operations for the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,		Variance	Percent Change
	2024	2023
	(In thousands)
Revenues:
Services	$6,954	$6,715	$239	4%
Products	63,920	69,294	(5,374)	(8)%
Total revenues	70,874	76,009	(5,135)	(7)%

Cost of products sold	44,954	52,090	(7,136)	(14)%
Operating expenses	5,684	6,085	(401)	(7)%
Selling, general and administrative expenses	3,020	2,579	441	17%
Depreciation and amortization	5,760	5,433	327	6%
	11,456	9,822	1,634	17%
Other operating income (loss), net	(308)	17	(325)	(1,912)%
Operating income	$11,148	$9,839	$1,309	13%

Sulfur (long tons)	182	197	(15)	(8)%
Fertilizer (long tons)	136	134	2	1%
Total sulfur services volumes (long tons)	318	331	(13)	(4)%

Services revenues.  Services revenues increased as a result of a contractually prescribed, index-based fee adjustment.

Products revenues.  Products revenues decreased $2.8 million as a result of a 4% reduction in average sulfur products sales prices. Products revenues decreased $2.6 million due to a 4% reduction in sales volumes, primarily related to an 8% decrease in sulfur volumes.

Cost of products sold.  A 10% decrease in product cost impacted cost of products sold by $5.3 million, resulting from reduced commodity prices. A 4% decrease in sales volumes resulted in a decrease in cost of products sold of $1.8 million.  Margin per ton increased $7.67, or 15%.

Operating expenses.  Operating expenses decreased $0.4 million due to reductions of $0.3 million in utilities expense combined with $0.3 million in marine rebill expenses. These reductions were offset by an increase of $0.1 million in employment expenses and $0.1 million in repairs and maintenance.

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

Specialty Products Segment

Comparative Results of Operations for the Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,		Variance	Percent Change
	2024	2023
	(In thousands)
Products revenues	$67,317	$78,898	$(11,581)	(15)%
Cost of products sold	59,711	74,270	(14,559)	(20)%
Operating expenses	26	18	8	44%
Selling, general and administrative expenses	1,842	1,299	543	42%
Depreciation and amortization	799	836	(37)	(4)%
	4,939	2,475	2,464	100%
Other operating income, net	6	—	6
Operating income	$4,945	$2,475	$2,470	100%

NGL sales volumes (Bbls)	540	827	(287)	(35)%
Other specialty products volumes (Bbls)	93	90	3	3%
Total specialty products volumes (Bbls)	633	917	(284)	(31)%

    Products Revenues. Product revenues decreased $13.6 million as a result of the exit of the butane optimization business in the second quarter 2023. For the remaining products, sales volumes increased 3%, increasing revenues by $2.0 million, primarily related to a 3% increase in other specialty products sales volumes. Our average sales price per barrel increased $0.08, resulting in a de minimis increase to revenue.

Cost of products sold.  Cost of products sold decreased $16.1 million as a result of the exit of the butane optimization business in the second quarter of 2023. For the remaining products, the increase in sales volumes of 3% resulted in a $1.8 million increase to cost of products sold. Our average cost per barrel decreased $0.45, or 1%, decreasing cost of products sold by $0.3 million.  Our margins increased $0.53 per barrel, or 5%, during the period.

Operating expenses. Operating expenses remained consistent.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $0.5 million due to employee-related expenses of $0.6 million offset by a $0.1 million reduction associated with the exit of the butane optimization business in the second quarter of 2023.

    Depreciation and amortization. Depreciation and amortization decreased as a result of capital expenditures offset by recent disposals.

Other operating income, net.  Other operating income, net represents gains and losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,		Variance	Percent Change
	2024	2023
	(In thousands)
Products revenues	$133,663	$211,175	$(77,512)	(37)%
Cost of products sold	119,355	198,721	(79,366)	(40)%
Operating expenses	51	32	19	59%
Selling, general and administrative expenses	3,165	3,589	(424)	(12)%
Depreciation and amortization	1,595	1,699	(104)	(6)%
	9,497	7,134	2,363	33%
Other operating income (loss), net	6	(59)	65	110%
Operating income	$9,503	$7,075	$2,428	34%

NGL sales volumes (Bbls)	1,162	2,518	(1,356)	(54)%
Other specialty products volumes (Bbls)	172	174	(2)	(1)%
Total specialty products volumes (Bbls)	1,334	2,692	(1,358)	(50)%

    Products Revenues.  Product revenues decreased $70.5 million as a result of the exit of the butane optimization business in the second quarter of 2023. For the remaining products, sales volumes decreased 3%, lowering revenues by $4.0 million, primarily related to an 3% decrease in NGL sales volumes. Products revenues decreased $3.0 million as a result of a 2% reduction in average specialty products sales prices.

Cost of products sold.  Cost of products sold decreased $72.3 million as a result of the exit of the butane optimization business in the second quarter of 2023. For the remaining products, a 3% decrease in product cost impacted cost of products sold by $3.5 million, resulting from reduced commodity prices. A 3% reduction in sales volumes resulted in an additional decrease in cost of products sold of $3.6 million.

Operating expenses. Operating expenses remained consistent.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $0.4 million due to a $0.5 million reduction associated with the exit of the butane optimization business in the second quarter of 2023 offset by an increase of $0.1 million in employee-related expenses.

Depreciation and amortization. Depreciation and amortization decreased due to certain assets becoming fully depreciated during the first quarter of 2023.

Other operating income (loss), net.  Other operating income (loss), net represents gains and losses from the disposition of property, plant and equipment.

Interest Expense

Comparative Components of Interest Expense, Net for the Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,		Variance	Percent Change
	2024	2023
	(In thousands)
Credit facility	$1,398	$1,941	$(543)	(28)%
Senior notes	11,627	11,627	—	—%
Amortization of deferred debt issuance costs	773	760	13	2%
Amortization of debt discount	600	600	—	—%
Other	270	342	(72)	(21)%
Finance leases	—	—	—
Capitalized interest	(291)	(7)	(284)	(4,057)%
Total interest expense, net	$14,377	$15,263	$(886)	(6)%

Comparative Components of Interest Expense, Net for the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,		Variance	Percent Change
	2024	2023
	(In thousands)
Credit facility	$2,568	$4,725	$(2,157)	(46)%
Senior notes	22,744	21,840	904	4%
Amortization of deferred debt issuance costs	1,539	2,435	(896)	(37)%
Amortization of debt discount	1,200	1,000	200	20%
Other	601	931	(330)	(35)%
Capitalized interest	(433)	(11)	(422)	(3,836)%
Total interest expense, net	$28,219	$30,920	$(2,701)	(9)%

Indirect Selling, General and Administrative Expenses

	Three Months Ended June 30,		Variance	Percent Change	Six Months Ended June 30,		Variance	Percent Change
	2024	2023			2024	2023
	(In thousands)				(In thousands)
Indirect selling, general and administrative expenses	$3,819	$3,894	$(75)	(2)%	$7,655	$8,092	$(437)	(5)%

    Indirect selling, general and administrative expenses decreased for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, as a result of a decrease in overhead expenses allocated from Martin Resource Management. Indirect selling, general and administrative expenses decreased for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, as a result of decreases in overhead expenses allocated from Martin Resource Management of $0.2 million, employee-related expenses of $0.1 million, and professional fees of $0.1 million.

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

    Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. The Conflicts Committee of our general partner approved the following reimbursement amounts during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Variance	Percent Change	Six Months Ended June 30,		Variance	Percent Change
	2024	2023			2024	2023
	(In thousands)				(In thousands)
Conflicts Committee approved reimbursement amount	$3,377	$3,496	$(119)	(3)%	$6,754	$6,991	$(237)	(3)%

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

Cash Flows - Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

    The following table details the cash flow changes between the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Variance	Percent Change
	2024	2023
	(In thousands)
Net cash provided by (used in):
Operating activities	$21,937	$98,774	$(76,837)	(78)%
Investing activities	(37,099)	(13,410)	(23,689)	(177)%
Financing activities	15,163	(85,352)	100,515	118%
Net increase (decrease) in cash and cash equivalents	$1	$12	$(11)	(92)%

    Net cash provided by operating activities. The decrease in net cash provided by operating activities for the six months ended June 30, 2024, includes an increase in operating results and other non-cash charges of $2.4 million, offset by an unfavorable variance in cash flows associated with changes in working capital of $79.3 million.

    Net cash used in investing activities. Net cash used in investing activities for the six months ended June 30, 2024, increased $23.7 million. An increase in cash used of $13.2 million resulted from higher payments for capital expenditures and plant turnaround costs in 2024. Further, investments in unconsolidated entities increased $6.9 million, while net proceeds from the sale of property, plant and equipment decreased $3.5 million.

    Net cash (used in) provided by financing activities. Net cash (used in) provided by financing activities for the six months ended June 30, 2024, increased primarily as a result of an increase in borrowings of long-term debt of $319.9 million, offset by a decrease in repayments of long-term debt of $406.2 million. Additionally, payments of debt issuance costs decreased $14.2 million.

Total Contractual Obligations

A summary of our total contractual cash obligations as of June 30, 2024, is as follows:

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Credit facility	$58,000	$—	$58,000	$—	$—
11.5% senior secured notes, due 2028	400,000	—	—	400,000	—
Operating leases	74,031	20,795	34,607	13,884	4,745
Finance lease obligations	76	14	30	32	—
Interest payable on finance lease obligations	13	5	6	2	—
Interest payable on fixed long-term debt obligations	165,926	46,000	92,000	27,926	—
Total contractual cash obligations	$698,046	$66,814	$184,643	$441,844	$4,745

The interest payable under our credit facility is not reflected in the above table because such amounts depend on the outstanding balances and interest rates, which vary from time to time.

Letters of Credit.  At June 30, 2024, we had outstanding irrevocable letters of credit in the amount of $9.2 million, which were issued under our credit facility.

Off-Balance Sheet Arrangements.  We do not have any off-balance sheet financing arrangements.

Description of Our Indebtedness

Credit Facility

At June 30, 2024, we maintained a $150.0 million credit facility that matures on February 8, 2027. As of June 30, 2024, we had $58.0 million outstanding under the credit facility and $9.2 million of outstanding irrevocable letters of credit, leaving a maximum available amount to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $82.9 million. After giving effect to our then current borrowings, letters of credit, and the financial covenants contained in our credit facility, we had the ability to borrow approximately $82.9 million in additional amounts thereunder as of June 30, 2024.

The credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.  The level of outstanding draws on our credit facility from January 1, 2024 through June 30, 2024 ranged from a low of $40.5 million to a high of $80.0 million.

    The applicable margin for Adjusted Term SOFR borrowings at June 30, 2024 is 3.25%. The applicable margin for Adjusted Term SOFR borrowings effective July 17, 2024 remains at 3.25%.

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

    On June 30, 2024, we had cash and cash equivalents of $0.05 million and available borrowing capacity of $82.9 million under our credit facility with $58.0 million of borrowings outstanding. After giving effect to our then current borrowings, letters of credit, and the financial covenants contained in our credit facility, we had the ability to borrow approximately $82.9 million in additional amounts thereunder as of June 30, 2024.

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

    We are in compliance with all debt covenants as of June 30, 2024, and expect to be in compliance for the next twelve months.

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

Impact of Inflation

    Inflation did not have a material impact on our results of operations for the six months ended June 30, 2024 or 2023. Inflation may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices for products consumed by our operations, such as diesel fuel, natural gas, chemicals, and other supplies, could adversely affect our results of operations. An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

    Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted.

On June 15, 2024, the Partnership had a spill of less than 2,500 barrels of crude oil originating from the Partnership’s transfer pipeline, which connects our Sandyland Terminal to our refinery located in Smackover, Union County, Arkansas. The Partnership is working closely with the U.S Environmental Protection Agency (“EPA”), Arkansas Department of Energy and Environment (“ADEE”), and Arkansas Game and Fish Commission to respond to the spill. The Partnership has dedicated the necessary resources, equipment, and personnel to conduct and expedite oil recovery and cleanup activities. As of July 15, 2024, the Partnership’s response efforts have moved from emergency response status with the EPA to remediation status, which is to be overseen by the ADEE. A claim related to the crude oil spill has been made with and accepted by, subject to a reservation of rights, the Partnership’s insurance carriers. The Partnership’s deductibles under the applicable insurance policies total $1.5 million and such deductible expense has been recorded by the Partnership in the Consolidated and Condensed Statements of Operations for the three and six months ended June 30, 2024.

We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the six months ended June 30, 2023.

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

Commodity Risk. The Partnership from time to time uses derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  We have established a hedging policy and monitor and manage the commodity market risk associated with potential commodity risk exposure.  In addition, we focus on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. We had no outstanding hedging positions as of June 30, 2024.

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 8.72% as of June 30, 2024.  Based on the amount of unhedged floating rate debt owed by us on June 30, 2024, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $0.6 million annually.

We are not exposed to changes in interest rates with respect to our 2028 Notes as these obligations are at a fixed rate.  Based on the quoted prices for identical liabilities in markets that are not active at June 30, 2024, the estimated fair value of the 2028 Notes was $432.8 million. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of a 100 basis point increase in interest rates. Such an increase in interest rates at June 30, 2024, would result in a $10.9 million decrease in the fair value of our 2028 Notes.

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

During the six months ended June 30, 2024, no director or officer of the Partnership adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101
Inline Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024, formatted in Extensible Business Reporting Language: (1) the Consolidated and Condensed Balance Sheets; (2) the Consolidated and Condensed Statements of Income; (3) the Consolidated and Condensed Statements of Cash Flows; (4) the Consolidated and Condensed Statements of Capital (Deficit); and (5) the Notes to Consolidated and Condensed Financial Statements.

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

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

July 23, 2024	By:	/s/ Sharon L. Taylor
Sharon L. Taylor
Executive Vice President and Chief Financial Officer