Form 10-Q
period 2024-09-30
MARTIN MIDSTREAM PARTNERS L.P.
filed 2024-10-21
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2024
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
 The number of the registrant’s Common Units outstanding at October 21, 2024, was 39,001,086.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets
Cash	$56	$54
Accounts and other receivables, less allowance for doubtful accounts of $704 and $530, respectively	70,041	53,293
Inventories	43,037	43,822
Due from affiliates	23,522	7,924
Other current assets	12,156	9,220
Total current assets	148,812	114,313

Property, plant and equipment, at cost	948,185	918,786
Accumulated depreciation	(640,407)	(612,993)
Property, plant and equipment, net	307,778	305,793

Goodwill	16,671	16,671
Right-of-use assets	61,521	60,359
Investment in DSM Semichem LLC	7,624	—
Deferred income taxes, net	10,043	10,200
Other assets, net	2,308	2,039
Total assets	$554,757	$509,375

Liabilities and Partners’ Capital (Deficit)
Current installments of long-term debt and finance lease obligations	$14	$—
Trade and other accounts payable	60,995	51,653
Product exchange payables	—	426
Due to affiliates	1,388	6,334
Income taxes payable	1,315	652
Other accrued liabilities	31,157	41,499
Total current liabilities	94,869	100,564

Long-term debt, net	469,269	421,173
Finance lease obligations	58	—
Operating lease liabilities	44,549	45,684
Other long-term obligations	7,354	6,578
Total liabilities	616,099	573,999

Commitments and contingencies
Partners’ capital (deficit)	(61,342)	(64,624)
Total liabilities and partners' capital (deficit)	$554,757	$509,375

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Terminalling and storage *	$22,562	$22,202	$67,454	$64,744
Transportation *	56,506	55,223	172,489	165,696
Sulfur services	3,477	3,358	10,431	10,073
Product sales: *
Specialty products	67,206	66,695	200,819	277,836
Sulfur services	21,183	29,219	85,102	98,513
	88,389	95,914	285,921	376,349
Total revenues	170,934	176,697	536,295	616,862

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Specialty products *	58,409	56,298	173,192	245,863
Sulfur services *	12,545	19,461	52,178	66,932
Terminalling and storage *	23	23	65	54
	70,977	75,782	225,435	312,849
Expenses:
Operating expenses *	62,363	64,375	191,655	187,857
Selling, general and administrative *	12,494	10,424	32,108	30,043
Depreciation and amortization	12,608	12,223	37,944	37,671
Total costs and expenses	158,442	162,804	487,142	568,420

Gain on disposition or sale of property, plant and equipment	159	811	1,320	1,096
Operating income	12,651	14,704	50,473	49,538

Other income (expense):
Interest expense, net	(14,592)	(14,994)	(42,811)	(45,914)
Loss on extinguishment of debt	—	—	—	(5,121)
Equity in earnings (loss) of DSM Semichem LLC	(314)	—	(314)	—
Other, net	2	17	20	50
Total other expense	(14,904)	(14,977)	(43,105)	(50,985)

Net income (loss) before taxes	(2,253)	(273)	7,368	(1,447)
Income tax expense	(1,066)	(788)	(3,634)	(3,619)
Net income (loss)	(3,319)	(1,061)	3,734	(5,066)
Less general partner's interest in net income (loss)	66	21	(75)	101
Less income (loss) allocable to unvested restricted units	14	4	(14)	16
Limited partners' interest in net income (loss)	$(3,239)	$(1,036)	$3,645	$(4,949)

Net income (loss) per unit attributable to limited partners - basic and diluted	$(0.08)	$(0.03)	$0.09	$(0.13)
Weighted average limited partner units - basic	38,832,222	38,772,266	38,831,064	38,771,451
Weighted average limited partner units - diluted	38,832,222	38,772,266	38,909,976	38,771,451
See accompanying notes to consolidated and condensed financial statements.
*Related Party Transactions Shown Below

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:*
Terminalling and storage	$17,785	$18,542	$54,412	$54,121
Transportation	7,975	7,426	24,894	20,214
Product Sales	91	122	343	8,544
Costs and expenses:*
Cost of products sold: (excluding depreciation and amortization)
Specialty products	8,401	9,896	23,342	27,324
Sulfur services	3,014	2,787	8,926	8,139
Terminalling and storage	23	23	65	54
Expenses:
Operating expenses	26,153	25,606	79,077	74,491
Selling, general and administrative	12,215	8,477	27,716	23,549

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL (DEFICIT)
(Unaudited)
(Dollars in thousands)

	Partners’ Capital (Deficit)
	Common Limited		General Partner Amount
	Units	Amount		Total
Balances - June 30, 2024	39,001,086	$(59,557)	$1,691	$(57,866)
Net loss	—	(3,253)	(66)	(3,319)
Cash distributions	—	(195)	(4)	(199)
Unit-based compensation	—	42	—	42
Balances - September 30, 2024	39,001,086	(62,963)	1,621	(61,342)

Balances - December 31, 2023	38,914,806	$(66,182)	$1,558	$(64,624)
Net income	—	3,659	75	3,734
Issuance of restricted units	86,280	—	—	—
Cash distributions	—	(585)	(12)	(597)
Unit-based compensation	—	145	—	145
Balances - September 30, 2024	39,001,086	$(62,963)	$1,621	$(61,342)

	Partners’ Capital (Deficit)
	Common Limited		General Partner Amount
	Units	Amount		Total
Balances - June 30, 2023	38,914,806	$(65,334)	$1,577	$(63,757)
Net loss	—	(1,040)	(21)	(1,061)
Cash distributions	—	(194)	(4)	(198)
Unit-based compensation	—	37	—	37
Balances - September 30, 2023	38,914,806	(66,531)	1,552	(64,979)

Balances - December 31, 2022	38,850,750	$(61,110)	$1,665	$(59,445)
Net loss	—	(4,965)	(101)	(5,066)
Issuance of restricted units	64,056	—	—	—
Cash distributions	—	(583)	(12)	(595)
Unit-based compensation	—	127	—	127
Balances - September 30, 2023	38,914,806	$(66,531)	$1,552	$(64,979)

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$3,734	$(5,066)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,944	37,671
Amortization of deferred debt issuance costs	2,311	3,206
Amortization of debt discount	1,800	1,600
Deferred income tax expense	157	2,322
Gain on disposition or sale of property, plant and equipment, net	(1,320)	(1,096)
Loss on extinguishment of debt	—	5,121
Equity in (earnings) loss of DSM Semichem LLC	314	—
Non cash unit-based compensation	145	127
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	(16,748)	19,190
Inventories	591	68,099
Due from affiliates	(15,598)	5,914
Other current assets	(373)	5,282
Trade and other accounts payable	9,867	(24,709)
Product exchange payables	(426)	743
Due to affiliates	(4,946)	(804)
Income taxes payable	663	(204)
Other accrued liabilities	(12,632)	(10,311)
Change in other non-current assets and liabilities	701	(1,020)
Net cash provided by operating activities	6,184	106,065

Cash flows from investing activities:
Payments for property, plant and equipment	(34,058)	(25,294)
Payments for plant turnaround costs	(9,599)	(2,367)
Investment in DSM Semichem LLC	(6,938)	—
Proceeds from sale of property, plant and equipment	953	5,183
Net cash used in investing activities	(49,642)	(22,478)

Cash flows from financing activities:
Payments of long-term debt	(173,000)	(579,197)
Payments under finance lease obligations	(5)	(9)
Proceeds from long-term debt	217,077	510,489
Payment of debt issuance costs	(15)	(14,266)
Cash distributions paid	(597)	(595)
Net cash provided by (used in) financing activities	43,460	(83,578)

Net increase in cash	2	9
Cash at beginning of period	54	45
Cash at end of period	$56	$54

Non-cash additions to property, plant and equipment	$2,418	$2,369
Non-cash contribution of land to DSM Semichem LLC	$1,000	$—

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2024
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

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 requires annual and interim disclosures that are expected to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The provisions of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Partnership will adopt ASU 2023-07 and its expanded segment disclosure requirements in compliance with the required adoption guidelines.

NOTE 3. EXIT OF BUTANE OPTIMIZATION BUSINESS

    During the second quarter of 2023, the Partnership completed its previously announced exit from its butane optimization business at the conclusion of the butane selling season. This exit did not qualify as discontinued operations in accordance with FASB Accounting Standards Codification ("ASC") Topic 205. Going forward, with respect to butane, the Partnership will operate as a fee-based butane logistics business, primarily continuing to utilize its north Louisiana underground storage assets, which have both truck and rail capability. This logistics business will also utilize the Partnership's truck transportation assets for fee-based product movements. As a result of this new business model, the Partnership will no longer carry butane inventory, enabling the Partnership to reduce commodity risk exposure, cash flow and earnings volatility, and working capital requirements. The following revenues and costs, which are included in the financial results for all periods presented, are not expected to be incurred under the new fee-based butane logistics business model. The butane optimization business has historically been included in the Partnership's Specialty Products operating segment.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2024
(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Products revenue	$—	$70,539
Cost of products sold	—	72,282
Selling, general and administrative expenses	—	512
	$—	$(2,255)

NOTE 4. REVENUE

    The following table disaggregates our revenue by major source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Terminalling and storage segment
Throughput and storage	$22,562	$22,202	$67,454	$64,744
	$22,562	$22,202	$67,454	$64,744

Transportation segment
Land transportation	$40,514	$40,965	$126,117	$124,064
Inland marine transportation	14,146	12,658	41,446	37,093
Offshore marine transportation	1,846	1,600	4,926	4,539
	$56,506	$55,223	$172,489	$165,696
Sulfur services segment
Sulfur product sales	$8,585	$8,453	$21,789	$22,191
Fertilizer product sales	12,598	20,766	63,313	76,322
Sulfur services	3,477	3,358	10,431	10,073
	$24,660	$32,577	$95,533	$108,586
Specialty products segment
Natural gas liquids product sales	$35,940	$31,225	$109,506	$175,125
Lubricant product sales	31,266	35,470	91,313	102,711
	$67,206	$66,695	$200,819	$277,836

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
September 30, 2024
(Unaudited)

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

	2024	2025	2026	2027	2028	Thereafter	Total
Terminalling and storage
Throughput and storage	$11,060	$45,448	$46,749	$48,152	$49,662	$157,964	$359,035
Sulfur services
Product sales	1,909	7,636	6,661	492	—	—	16,698
Service revenues	3,477	13,908	13,908	—	—	—	31,293
Specialty Products
NGL product sales	1,639	6,501	3,776	—	—	—	11,916
Total	$18,085	$73,493	$71,094	$48,644	$49,662	$157,964	$418,942

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2024
(Unaudited)

NOTE 5. INVENTORIES

Components of inventories at September 30, 2024 and December 31, 2023, were as follows:

	September 30, 2024	December 31, 2023
Natural gas liquids	$1,647	$3,679
Lubricants	23,524	20,057
Sulfur	693	817
Fertilizer	11,681	13,411
Other	5,492	5,858
	$43,037	$43,822

NOTE 6. DEBT

At September 30, 2024 and December 31, 2023, long-term debt consisted of the following:

	September 30, 2024	December 31, 2023
$150,000 Credit facility at variable interest rate (8.44%[1] weighted average at September 30, 2024), due February 2027 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries, net of unamortized debt issuance costs of $2,503 and $3,292, respectively [2]	$83,997	$39,208
$400,000 Senior notes, 11.5% interest, net of unamortized debt issuance costs of $6,728 and $8,235, respectively, including unamortized premium of $8,000 and $9,800, respectively, due February 2028, secured [2]	385,272	381,965
Total	469,269	421,173
Less: current portion	—	—
Total long-term debt, net of current portion	$469,269	$421,173

    1 The interest rate fluctuates based on Adjusted Term SOFR (set on the date of each advance) or the alternate base rate plus an applicable margin. The margin is set every three months. All amounts outstanding at September 30, 2024 were at Adjusted Term SOFR plus an applicable margin. The applicable margin for revolving loans that are SOFR loans currently ranges from 2.75% to 3.75%, and the applicable margin for revolving loans that are alternate base rate loans currently ranges from 1.75% to 2.75%.  The applicable margin for SOFR borrowings at September 30, 2024 is 3.25%. The applicable margin for SOFR borrowings effective October 16, 2024, is 3.50%. The credit facility contains various covenants that limit the Partnership’s ability to make distributions; make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management Corporation (the "Omnibus Agreement").

    2 The Partnership was in compliance with all debt covenants as of September 30, 2024 and December 31, 2023.

    The Partnership paid cash interest in the amount of $24,805 and $25,291 for the three months ended September 30, 2024 and 2023, respectively.  The Partnership paid cash interest in the amount of $51,043 and $50,099 for the nine months ended September 30, 2024 and 2023, respectively.  Capitalized interest was $373 and $18 for the three months ended September 30, 2024 and 2023, respectively. Capitalized interest was $806 and $29 for the nine months ended September 30, 2024 and 2023, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2024
(Unaudited)

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

    The components of lease expense for the three and nine months ended September 30, 2024 and 2023, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$5,483	$4,602	$15,603	$11,393
Finance lease cost:
Amortization of right-of-use assets	$4	$—	7	6
Interest on lease liabilities	1	—	2	—
Short-term lease cost	1,537	1,256	4,036	4,331
Variable lease cost	41	48	128	143
Total lease cost	$7,066	$5,906	$19,776	$15,873

Supplemental balance sheet information related to leases at September 30, 2024 and December 31, 2023, was as follows:

	September 30, 2024	December 31, 2023
Operating Leases
Operating lease right-of-use assets	$61,521	$60,359

Current portion of operating lease liabilities included in "Other accrued liabilities"	$17,216	$14,901
Operating lease liabilities	44,549	45,684
Total operating lease liabilities	$61,765	$60,585

Finance Leases
Property, plant and equipment, at cost	$77	$—
Accumulated depreciation	(7)	—
Property, plant and equipment, net	$70	$—

Current installments of finance lease obligations	$14	$—
Finance lease obligations	58	—
Total finance lease obligations	$72	$—

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2024
(Unaudited)

For the nine months ended September 30, 2024, the Partnership incurred new operating leases, primarily related to land and marine transportation assets and renewed existing operating leases set to expire, primarily related to marine transportation assets.

The Partnership’s future minimum lease obligations as of September 30, 2024, consist of the following:

Operating Leases
Year 1	$21,084
Year 2	18,827
Year 3	14,770
Year 4	9,182
Year 5	2,824
Thereafter	4,425
Total	71,112
Less amounts representing interest costs	(9,347)
Total lease liability	$61,765

    The Partnership has non-cancelable revenue arrangements that are under the scope of ASC 842 whereby we have committed certain terminalling and storage assets in exchange for a minimum fee. Future minimum revenues the Partnership expects to receive under these non-cancelable arrangements as of September 30, 2024, are as follows: 2024 - $6,557; 2025 - $17,963; 2026 - $11,826; 2027 - $11,631; 2028 - $11,435; subsequent years - $18,399.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2024
(Unaudited)

NOTE 8. SUPPLEMENTAL BALANCE SHEET INFORMATION

    Components of "Other accrued liabilities" were as follows:

	September 30, 2024	December 31, 2023
Accrued interest	$6,434	$17,956
Asset retirement obligations	—	25
Property and other taxes payable	3,860	4,348
Accrued payroll	3,602	4,136
Operating lease liabilities	17,216	14,901
Other	45	133
	$31,157	$41,499

The schedule below summarizes the changes in our asset retirement obligations:

September 30, 2024

Asset retirement obligations as of December 31, 2023	$5,182
Additions to asset retirement obligations	—
Accretion expense	99
Liabilities settled	—
Ending asset retirement obligations	5,281
Current portion of asset retirement obligations[1]	—
Long-term portion of asset retirement obligations[2]	$5,281

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2024
(Unaudited)

NOTE 9. PARTNERS' CAPITAL (DEFICIT)

As of September 30, 2024, Partners’ capital (deficit) consisted of 39,001,086 common limited partner units, representing a 98% partnership interest, and a 2% general partner interest. Martin Resource Management Corporation, through subsidiaries, owned 6,114,532 of the Partnership's common limited partner units representing approximately 15.7% of the Partnership's outstanding common limited partner units. Martin Midstream GP LLC ("MMGP"), the Partnership's general partner, owns the 2% general partnership interest.

The partnership agreement of the Partnership (the "Partnership Agreement") contains specific provisions for the allocation of net income and losses to each of the partners for purposes of maintaining their respective partner capital accounts.

Impact on Partners' Capital (Deficit) Related to Transactions Between Entities Under Common Control

Under ASC 805, assets and liabilities transferred between entities under common control are accounted for at the historical cost of those entities' ultimate parent, in a manner similar to a pooling of interests. Any difference in the amount paid by the transferee versus the historical cost of the assets transferred is recorded as an adjustment to equity (contribution or distribution) by the transferee. This is in contrast with a business combination between unrelated parties, where assets and liabilities are recorded at their fair values at the acquisition date, with any excess of amounts paid over the fair value representing goodwill. From time to time, the most recent being in 2019, the Partnership has entered into common control acquisitions from Martin Resource Management Corporation. The consideration transferred totaling $552,058 exceeds the historical cost of the net assets received. This excess of the purchase price over the historical cost of the net assets received has resulted in cumulative deemed distributions of $289,019 reflected as reductions to Partners' capital.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2024
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net income (loss)	$(3,319)	$(1,061)	$3,734	$(5,066)
Less general partner’s interest in net income (loss):
Distributions payable on behalf of general partner interest	4	4	12	12
General partner interest in undistributed income (loss)	(70)	(25)	63	(113)
Less income (loss) allocable to unvested restricted units	(14)	(4)	14	(16)
Limited partners’ interest in net income (loss)	$(3,239)	$(1,036)	$3,645	$(4,949)

    The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic weighted average limited partner units outstanding	38,832,222	38,772,266	38,831,064	38,771,451
Dilutive effect of restricted units issued	—	—	78,912	—
Total weighted average limited partner diluted units outstanding	38,832,222	38,772,266	38,909,976	38,771,451

    All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the periods presented. All common unit equivalents were antidilutive for the three and nine months ended September 30, 2023 and the three months ended September 30, 2024 because the limited partners were allocated a net loss in these periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restricted unit Awards
Employees	$—	$—	$—	$—
Non-employee directors	42	37	145	127
Phantom unit Awards
Employees	1,619	484	2,839	(691)
Non-employee directors	—	—	—	—
Total unit-based compensation expense	$1,661	$521	$2,984	$(564)

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2024
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

Phantom unit awards are recorded in operating expense and selling, general and administrative expense based on the fair value of the vested portion of the awards on the balance sheet date. The fair value of these awards is updated at each balance sheet date and changes in the fair value of the vested portions of the awards are recorded as increases or decreases to compensation expense within operating expense and selling, general and administrative expense in the Consolidated and Condensed Statements of Operations. All of the Partnership's outstanding phantom unit awards at September 30, 2024, met the criteria to be treated under liability classification in accordance with ASC 718, given that these awards will settle in cash on the vesting date.

Compensation expense for the phantom awards is based on the fair value of the units as of the balance sheet date as further discussed below, and such costs are recognized ratably over the service period of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2024
(Unaudited)

periods for these awards will vary. The estimated future cash payments of these awards are presented as liabilities within "Other current liabilities" and "Other long-term obligations" in the Consolidated and Condensed Balance Sheets. As of September 30, 2024, there was a total of $3,493 of unrecognized compensation costs related to non-vested phantom unit awards. These costs are expected to be recognized over a remaining life of 1.69 years.

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

The restricted units issued to directors generally vest in equal annual installments over a four-year period. Restricted units issued to employees generally vest in equal annual installments over three years of service. All of the Partnership's outstanding restricted unit awards at September 30, 2024, met the criteria to be treated under equity classification.

In February 2024, the Partnership issued 28,760 TBRUs to each of the Partnership's three independent directors under the 2017 LTIP.  These restricted common units vest in equal installments of 7,190 units on January 24, 2025, 2026, 2027, and 2028.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2024
(Unaudited)

    The restricted units are valued at their fair value at the date of grant, which is equal to the market value of common units on such date. A summary of the restricted unit activity for the nine months ended September 30, 2024, is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	141,390	$2.99
Granted (TBRU)	86,280	$2.26
Vested	(58,806)	$2.86
Forfeited	—	$—
Non-Vested, end of period	168,864	$2.65

Aggregate intrinsic value, end of period	$616
    A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three and nine months ended September 30, 2024 and 2023, is provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Aggregate intrinsic value of units vested	$—	$—	$46	$89
Fair value of units vested	—	—	168	178

    As of September 30, 2024, there was $335 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.57 years.

NOTE 11. RELATED PARTY TRANSACTIONS

As of September 30, 2024, Martin Resource Management Corporation owns 6,114,532 of the Partnership’s common units representing approximately 15.7% of the Partnership’s outstanding limited partner units.  Martin Resource Management Corporation controls the Partnership's general partner by virtue of its 100% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management Corporation’s ownership as of September 30, 2024, of approximately 15.7% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management Corporation the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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
September 30, 2024
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
September 30, 2024
(Unaudited)

monetary limitation on the amount the Partnership is required to reimburse Martin Resource Management Corporation for direct expenses.  In addition to the direct expenses, under the Omnibus Agreement, the Partnership is required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.

    Effective January 1, 2024, through December 31, 2024, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $13,508. The Partnership reimbursed Martin Resource Management Corporation for $3,377 and $3,496 of indirect expenses for the three months ended September 30, 2024 and 2023, respectively. The Partnership reimbursed Martin Resource Management Corporation for $10,131 and $10,487 of indirect expenses for the nine months ended September 30, 2024 and 2023, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

Merger Agreement

On October 3, 2024, the Partnership entered into a Merger Agreement with Martin Resource Management Corporation. Refer to Note 18 – Subsequent Events included herein for more information.

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
September 30, 2024
(Unaudited)

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

East Texas Mack Leases. MTI leases equipment, including tractors and trailers, from East Texas Mack Sales ("East Texas Mack"). Certain of our directors or officers are owners of East Texas Mack, including entities affiliated with Ruben

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2024
(Unaudited)

Martin, who owns approximately 46% of the issued and outstanding stock of East Texas Mack. Amounts paid to East Texas Mack for tractor and trailer lease payments and lease residuals for the three months ended September 30, 2024 and 2023, were $1,374 and $952, respectively. Amounts paid to East Texas Mack for tractor and trailer lease payments and lease residuals for the nine months ended September 30, 2024 and 2023, were $3,429 and $2,361, respectively.

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

    The impact of related party revenues from sales of products and services is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Terminalling and storage	$17,785	$18,542	$54,412	$54,121
Transportation	7,975	7,426	24,894	20,214
Product sales:
Specialty products	82	59	272	8,348
Sulfur services	9	63	71	196
	91	122	343	8,544
	$25,851	$26,090	$79,649	$82,879

    The impact of related party cost of products sold is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of products sold:
Specialty products	$8,401	$9,896	$23,342	$27,324
Sulfur services	3,014	2,787	8,926	8,139
Terminalling and storage	23	23	65	54
	$11,438	$12,706	$32,333	$35,517

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2024
(Unaudited)

    The impact of related party operating expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Transportation	$19,257	$18,531	$58,844	$54,546
Sulfur services	1,250	1,626	3,622	4,216
Terminalling and storage	5,646	5,449	16,611	15,729
	$26,153	$25,606	$79,077	$74,491

    The impact of related party selling, general and administrative expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Selling, general and administrative:
Transportation	$3,635	$2,307	$7,665	$6,509
Specialty products	1,833	1,101	3,825	2,982
Sulfur services	1,826	1,134	3,759	2,654
Terminalling and storage	1,333	323	1,757	551
Indirect, including overhead allocation	3,588	3,612	10,710	10,853
	$12,215	$8,477	$27,716	$23,549

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

Three Months Ended September 30, 2024	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$24,414	$(1,852)	$22,562	$5,695	$914	$2,193
Transportation	60,196	(3,690)	56,506	3,182	4,858	1,929
Sulfur services	24,660	—	24,660	2,937	4,719	7,929
Specialty products	67,225	(19)	67,206	794	5,902	484
Indirect selling, general and administrative	—	—	—	—	(3,742)	—
Total	$176,495	$(5,561)	$170,934	$12,608	$12,651	$12,535

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2024
(Unaudited)

Three Months Ended September 30, 2023	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$23,973	$(1,771)	$22,202	$5,102	$1,357	$2,684
Transportation	58,541	(3,318)	55,223	3,674	3,323	1,939
Sulfur services	32,577	—	32,577	2,639	5,993	5,015
Specialty products	66,720	(25)	66,695	808	7,868	1,028
Indirect selling, general and administrative	—	—	—	—	(3,837)	—
Total	$181,811	$(5,114)	$176,697	$12,223	$14,704	$10,666

Nine Months Ended September 30, 2024	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$73,101	$(5,647)	$67,454	$16,819	$4,187	$11,318
Transportation	183,705	(11,216)	172,489	10,039	15,126	6,554
Sulfur services	95,534	(1)	95,533	8,697	22,620	22,826
Specialty products	200,888	(69)	200,819	2,389	19,937	2,434
Indirect selling, general and administrative	—	—	—	—	(11,397)	—
Total	$553,228	$(16,933)	$536,295	$37,944	$50,473	$43,132

Nine Months Ended September 30, 2023	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$71,798	$(7,054)	$64,744	$15,896	$3,657	$9,793
Transportation	178,875	(13,179)	165,696	11,196	11,847	5,938
Sulfur services	108,586	—	108,586	8,072	21,890	10,723
Specialty products	277,895	(59)	277,836	2,507	24,073	1,627
Indirect selling, general and administrative	—	—	—	—	(11,929)	—
Total	$637,154	$(20,292)	$616,862	$37,671	$49,538	$28,081

    The Partnership's assets by reportable segment as of September 30, 2024 and December 31, 2023, are as follows:

	September 30, 2024	December 31, 2023
Total assets:
Terminalling and storage	$192,058	$171,320
Transportation	166,448	161,506
Sulfur services	116,748	103,779
Specialty products	79,503	72,770
Total assets	$554,757	$509,375

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2024
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

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Notes	$385,272	$441,587	$381,965	$414,453
Total	$385,272	$441,587	$381,965	$414,453

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2024
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

NOTE 17. INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Provision for income taxes	$1,066	$788	$3,634	$3,619

The operations of a partnership are generally not subject to income taxes, except for Texas margin tax, because its income is taxed directly to its partners. Current state income taxes attributable to the Texas margin tax relating to the operation of the Partnership of $270 and $120 were recorded in income tax expense for the three months ended September 30, 2024 and 2023, respectively. Current state income taxes attributable to the Texas margin tax relating to the operation of the Partnership of $820 and $320 were recorded in income tax expense for the nine months ended September 30, 2024 and 2023, respectively. Deferred taxes applicable to the Texas margin tax relating to the operation of the Partnership are immaterial.

MTI, a wholly owned subsidiary of the Partnership, is subject to income taxes due to its corporate structure (the "Taxable Subsidiary"). Total income tax expense of $796 and $668, related to the operation of the Taxable Subsidiary, for the three months ended September 30, 2024 and 2023, resulted in an effective income tax rate ("ETR") of 33.36% and 23.96%, respectively. Total income tax expense of $2,814 and $3,299, related to the operation of the Taxable Subsidiary, for the nine months ended September 30, 2024 and 2023, resulted in an ETR of 25.17% and 24.88%, respectively.

The increase in the provision for income taxes and the ETR for the income taxes during the three months ended September 30, 2024, was primarily due to an increase in permanent differences, compared to the same period in 2023. The decrease in the provision for income taxes during the nine months ended September 30, 2024, was primarily due to a favorable true-up to state net operating loss carryforwards, compared to the same period in 2023. The increase in the ETR for the income taxes during the nine months ended September 30, 2024, was primarily due to a decrease in income before income taxes in the current period, compared to the same period in 2023.

    A current federal income tax expense of $471 and $179, related to the operation of the Taxable Subsidiary, was recorded for the three months ended September 30, 2024 and 2023, respectively. A current federal income tax expense of $2,047 and $666, related to the operation of the Taxable Subsidiary, was recorded for the nine months ended September 30, 2024 and 2023, respectively. A current state income tax expense of $194 and $33, related to the operation of the Taxable

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2024
(Unaudited)

Subsidiary, was recorded for the three months ended September 30, 2024 and 2023, respectively. A current state income tax expense of $610 and $311, related to the operation of the Taxable Subsidiary, was recorded for the nine months ended September 30, 2024 and 2023, respectively.

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

    A deferred tax expense related to the MTI temporary differences of $131 and $456 was recorded for the three months ended September 30, 2024 and 2023, respectively. A deferred tax expense related to the MTI temporary differences of $157 and $2,322 was recorded for the nine months ended September 30, 2024 and 2023, respectively. A net deferred tax asset of $10,043 and $10,200, related to the cumulative book and tax temporary differences, existed at September 30, 2024 and December 31, 2023, respectively.

    All income tax positions taken for all open years are more likely than not to be sustained based upon their technical merit under applicable tax laws.

NOTE 18. SUBSEQUENT EVENTS

Merger Agreement. On May 24, 2024, Martin Resource Management Corporation filed an amendment to its Schedule 13D (the “13D Amendment”) with the SEC disclosing that Martin Resource Management Corporation made a non-binding proposal to the Board, pursuant to which Martin Resource Management Corporation would acquire all the outstanding common units of the Partnership not already owned by Martin Resource Management Corporation and its subsidiaries.

On October 3, 2024, Martin Resource Management Corporation, MRMC Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of Parent (“Merger Sub”), the Partnership, and MMGP entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Merger Sub will merge with and into the Partnership, with the Partnership surviving as a wholly owned subsidiary of Martin Resource Management Corporation (the “Merger”).

Under the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding common unit representing a limited partner interest in the Partnership (each, a “Common Unit”) other than common units owned by Martin Resource Management Corporation and its subsidiaries, including MMGP (each, a “Public Common Unit”), will be converted into the right to receive $4.02 in cash without any interest thereon (the “Merger Consideration”). In connection with the Merger, (i) MMGP’s non-economic general partner interest in the Partnership and (ii) the common units owned by Martin Resource Management Corporation and its subsidiaries, in each case, shall not be cancelled, shall not be converted into the right to receive the Merger Consideration and shall remain outstanding following the Merger.

Immediately prior to the effective time of the Merger, all restricted units, phantom units and phantom unit appreciation rights outstanding immediately prior to the effective time will fully vest, and each holder of such units and appreciation rights will receive an amount equal to the Merger Consideration with respect to each such unit or appreciation right that becomes vested pursuant to the terms of the Merger Agreement.

The Merger is subject to customary closing conditions, including regulatory approval and approval of the unitholders.

Quarterly Distribution. On October 16, 2024, the Partnership declared a quarterly cash distribution of $0.005 per common unit for the third quarter of 2024, or $0.020 per common unit on an annualized basis, which will be paid on November 14, 2024, to unitholders of record as of November 7, 2024.

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

    We were formed in 2002 by Martin Resource Management Corporation, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management Corporation has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management Corporation is an important supplier and customer of ours. As of September 30, 2024, Martin Resource Management Corporation owned 15.7% of our total outstanding common limited partner units and 100% of MMGP Holdings, LLC ("Holdings"), which is the sole member of Martin Midstream GP LLC ("MMGP"), our general partner. MMGP owns a 2.0% general partner interest in us.

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

Significant Recent Developments

Merger Agreement. On May 24, 2024, Martin Resource Management Corporation filed an amendment to its Schedule 13D with the SEC disclosing that Martin Resource Management Corporation made a non-binding proposal to the Board, pursuant to which Martin Resource Management Corporation would acquire all the outstanding common units of the Partnership not already owned by Martin Resource Management Corporation and its subsidiaries.

On October 3, 2024, Martin Resource Management Corporation, Merger Sub, the Partnership, and MMGP, entered into a Merger Agreement pursuant to which Merger Sub will merge with and into the Partnership, with the Partnership surviving as a wholly owned subsidiary of Martin Resource Management Corporation. See Note 18 to our unaudited condensed consolidated financial statements for additional information.

Galveston Bridge Allision. During May 2024, we experienced a casualty loss of $0.5 million that represents two separate insurance deductibles under our marine transportation protection and indemnity coverage policy and our hull coverage policy stemming from a bridge allision in Galveston, Texas.

Electronic Level Sulfuric Acid Joint Venture. On October 19, 2022, Martin ELSA Investment LLC, our affiliate, entered into definitive agreements with Samsung C&T America, Inc. and Dongjin USA, Inc., an affiliate of Dongjin Semichem Co., Ltd., to form DSM Semichem LLC (“DSM”). DSM will produce and distribute electronic level sulfuric acid (“ELSA”). By leveraging our existing assets located in Plainview, Texas and installing additional facilities (the “ELSA Facility”) as required, DSM will produce ELSA that meets the strict quality standards required by the recent advances in semiconductor manufacturing. In addition to owning a 10% non-controlling interest in DSM, we will be the exclusive provider of feedstock to the ELSA Facility. We, through our affiliate MTI, will also provide land transportation services for the ELSA produced by DSM. We expect to fund approximately $27.0 million in aggregate capital expenditures in connection with this joint venture. On April 1, 2024, we contributed $6.5 million to DSM, which represents the cash contribution required pursuant to DSM's limited liability agreement for our 10% non-controlling interest. As of September 30, 2024, we have funded approximately $26.4 million toward ELSA related project costs.

Subsequent Events

Quarterly Distribution. On October 16, 2024, we declared a quarterly cash distribution of $0.005 per common unit for the third quarter of 2024, or $0.020 per common unit on an annualized basis, which will be paid on November 14, 2024, to unitholders of record as of November 7, 2024.

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

Related Party Agreements

The Omnibus Agreement requires us to reimburse Martin Resource Management Corporation for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. We reimbursed Martin Resource Management Corporation for $46.2 million of direct costs and expenses for the three months ended September 30, 2024, compared to $43.2 million for the three months ended September 30, 2023. We reimbursed Martin Resource Management Corporation for $128.4 million of direct costs and expenses for the nine months ended September 30, 2024, compared to $122.7 million for the nine months ended September 30, 2023. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management Corporation for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.  In each of the three months ended September 30, 2024 and 2023, the Conflicts Committee approved reimbursement amounts of $3.4 million and $3.5 million, respectively. In each of the nine months ended September 30, 2024 and 2023, the Conflicts Committee approved reimbursement amounts of $10.1 million and $10.5 million, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management Corporation provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management Corporation’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management Corporation also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

Commercial

We have been and anticipate that we will continue to be both a significant customer and supplier of products and services offered by Martin Resource Management Corporation. In the aggregate, the impact of related party transactions included in total costs and expenses accounted for approximately 31% and 29% of our total costs and expenses during the three months ended September 30, 2024 and 2023, respectively. In the aggregate, the impact of related party transactions included in total costs and expenses accounted for approximately 29% and 23% of our total costs and expenses during the nine months ended September 30, 2024 and 2023, respectively.

Correspondingly, Martin Resource Management Corporation is one of our significant customers. Our sales to Martin Resource Management Corporation accounted for approximately 15% and 15% of our total revenues for the three months ended September 30, 2024 and 2023, respectively. Our sales to Martin Resource Management Corporation accounted for approximately 15% and 13% of our total revenues for the nine months ended September 30, 2024 and 2023, respectively.

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

Non-GAAP Financial Measures

To assist management in assessing our business, we use the following non-GAAP financial measures: earnings before interest, taxes, and depreciation and amortization ("EBITDA"), adjusted EBITDA (as defined below), Credit Adjusted EBITDA (as defined below), distributable cash flow available to common unitholders (“Distributable Cash Flow”), and free cash flow after growth capital expenditures and principal payments under finance lease obligations ("Adjusted Free Cash Flow"). Our management uses a variety of financial and operational measurements other than our financial statements prepared in accordance with U.S. GAAP to analyze our performance.

Certain items excluded from EBITDA and Adjusted EBITDA are significant components in understanding and assessing an entity's financial performance, such as cost of capital and historical costs of depreciable assets.

EBITDA, Adjusted EBITDA and Credit Adjusted EBITDA. We define Adjusted EBITDA as EBITDA before unit-based compensation expenses, gains and losses on the disposition of property, plant and equipment, impairment and other similar non-cash adjustments. Adjusted EBITDA is used as a supplemental performance and liquidity measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts, and others, to assess:

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

We define Credit Adjusted EBITDA as Adjusted EBITDA excluding net income (loss) and the lower of cost or net realizable value and other non-cash adjustments associated with the butane optimization business, which we exited during the second quarter of 2023. Credit Adjusted EBITDA is used as a supplemental performance and liquidity measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts, and others to provide additional information regarding the calculation of, and compliance with, certain financial covenants in the Partnership’s Third Amended and Restated Credit Agreement.

The GAAP measures most directly comparable to adjusted EBITDA and Credit Adjusted EBITDA are net income (loss) and net cash provided by (used in) operating activities. Adjusted EBITDA and Credit Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income (loss), operating income (loss), net cash provided by (used in) operating activities, or any other measure of financial performance presented in accordance with GAAP. Adjusted EBITDA and Credit Adjusted EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate Adjusted EBITDA in the same manner.

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

The following tables reconcile the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the three and nine months ended September 30, 2024 and 2023, which represents EBITDA, adjusted EBITDA, Credit Adjusted EBITDA, distributable cash flow, and adjusted free cash flow:

Reconciliation of Net Income (Loss) to EBITDA, Adjusted EBITDA, and Credit Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,

	2024	2023	2024	2023
	(in thousands)		(in thousands)
Net income (loss)	$(3,319)	$(1,061)	$3,734	$(5,066)
Adjustments:
Interest expense	14,592	14,994	42,811	45,914
Income tax expense	1,066	788	3,634	3,619
Depreciation and amortization	12,608	12,223	37,944	37,671
EBITDA	24,947	26,944	88,123	82,138
Adjustments:
Gain on disposition or sale of property, plant and equipment	(159)	(811)	(1,320)	(1,096)
Loss on extinguishment of debt	—	—	—	5,121
Equity in (earnings) loss of DSM Semichem LLC	314	—	314	—
Lower of cost or net realizable value and other non-cash adjustments	—	—	—	(12,850)
Unit-based compensation	42	37	145	127
Adjusted EBITDA	$25,144	$26,170	$87,262	$73,440
Adjustments:
Less: net loss associated with butane optimization business	—	—	—	2,255
Plus: lower of cost or net realizable value and other non-cash adjustments	—	$—	—	12,850
Credit Adjusted EBITDA	$25,144	$26,170	$87,262	$88,545

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA, Credit Adjusted EBITDA, Distributable Cash Flow, and Adjusted Free Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,

	2024	2023	2024	2023
	(in thousands)		(in thousands)
Net cash provided by (used in) operating activities	$(15,753)	$7,291	$6,184	$106,065
Interest expense [1]	13,220	13,623	38,700	41,108
Current income tax expense	935	333	3,477	1,297
Lower of cost or net realizable value and other non-cash adjustments	—	—	—	(12,850)
Changes in operating assets and liabilities which (provided) used cash:
Accounts and other receivables, inventories, and other current assets	22,489	(5,983)	32,128	(98,485)
Trade, accounts and other payables, and other current liabilities	4,032	11,155	7,474	35,285
Other	221	(249)	(701)	1,020
Adjusted EBITDA	25,144	26,170	87,262	73,440
Adjustments:
Less: net loss associated with butane optimization business	—	—	—	2,255
Plus: lower of cost or net realizable value and other non-cash adjustments	—	—	—	12,850
Credit Adjusted EBITDA	25,144	26,170	87,262	88,545
Adjustments:
Interest expense	(14,592)	(14,994)	(42,811)	(45,914)
Income tax expense	(1,066)	(788)	(3,634)	(3,619)
Deferred income taxes	131	455	157	2,322
Amortization of debt discount	600	600	1,800	1,600
Amortization of deferred debt issuance costs	772	771	2,311	3,206
Payments for plant turnaround costs	(2,894)	(1,706)	(9,599)	(2,367)
Maintenance capital expenditures	(5,738)	(5,516)	(17,949)	(19,588)
Distributable cash flow	2,357	4,992	17,537	24,185
Principal payments under finance lease obligations	(4)	—	(5)	(9)
Investment in DSM Semichem LLC	—	—	(6,938)	—
Expansion capital expenditures	(3,903)	(3,444)	(15,584)	(6,126)
Adjusted free cash flow	$(1,550)	$1,548	$(4,990)	$18,050

1 Net of amortization of debt issuance costs and discount, which are included in interest expense but not included in net cash provided by operating activities.

Results of Operations

    The results of operations for the three and nine months ended September 30, 2024 and 2023, have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the three and nine months ended September 30, 2024 and 2023.  The results of operations for these interim periods are not necessarily indicative of the results of operations which might be expected for the entire year.

Our consolidated and condensed results of operations are presented on a comparative basis below.  There are certain items of income and expense which we do not allocate on a segment basis.  These items, including interest expense and indirect selling, general and administrative expenses, are discussed following the comparative discussion of our results within each segment.

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended September 30, 2024	(In thousands)
Terminalling and storage	$24,414	$(1,852)	$22,562	$2,675	$(1,761)	$914
Transportation	60,196	(3,690)	56,506	8,583	(3,725)	4,858
Sulfur services	24,660	—	24,660	1,254	3,465	4,719
Specialty products	67,225	(19)	67,206	3,881	2,021	5,902
Indirect selling, general and administrative	—	—	—	(3,742)	—	(3,742)
Total	$176,495	$(5,561)	$170,934	$12,651	$—	$12,651

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended September 30, 2023	(In thousands)
Terminalling and storage	$23,973	$(1,771)	$22,202	$3,107	$(1,750)	$1,357
Transportation	58,541	(3,318)	55,223	6,677	(3,354)	3,323
Sulfur services	32,577	—	32,577	2,743	3,250	5,993
Specialty products	66,720	(25)	66,695	6,014	1,854	7,868
Indirect selling, general and administrative	—	—	—	(3,837)	—	(3,837)
Total	$181,811	$(5,114)	$176,697	$14,704	$—	$14,704

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Nine Months Ended September 30, 2024	(In thousands)
Terminalling and storage	$73,101	$(5,647)	$67,454	$9,634	$(5,447)	$4,187
Transportation	183,705	(11,216)	172,489	26,450	(11,324)	15,126
Sulfur services	95,534	(1)	95,533	12,402	10,218	22,620
Specialty products	200,888	(69)	200,819	13,384	6,553	19,937
Indirect selling, general and administrative	—	—	—	(11,397)	—	(11,397)
Total	$553,228	$(16,933)	$536,295	$50,473	$—	$50,473

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Nine Months Ended September 30, 2023	(In thousands)
Terminalling and storage	$71,798	$(7,054)	$64,744	$10,661	$(7,004)	$3,657
Transportation	178,875	(13,179)	165,696	25,135	(13,288)	11,847
Sulfur services	108,586	—	108,586	12,582	9,308	21,890
Specialty products	277,895	(59)	277,836	13,089	10,984	24,073
Indirect selling, general and administrative	—	—	—	(11,929)	—	(11,929)
Total	$637,154	$(20,292)	$616,862	$49,538	$—	$49,538

Terminalling and Storage Segment

Comparative Results of Operations for the Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,		Variance	Percent Change
	2024	2023
	(In thousands, except BBL per day)

Revenues	$24,414	$23,973	$441	2%
Cost of products sold	23	23	—	—%
Operating expenses	14,857	15,078	(221)	(1)%
Selling, general and administrative expenses	1,130	628	502	80%
Depreciation and amortization	5,695	5,102	593	12%
	2,709	3,142	(433)	(14)%
Loss on disposition or sale of property, plant and equipment	(34)	(35)	1	3%
Operating income	$2,675	$3,107	$(432)	(14)%

Shore-based throughput volumes (gallons)	42,242	40,655	1,587	4%
Smackover refinery throughput volumes (guaranteed minimum BBL per day)	6,500	6,500	—	—%

Revenues. Revenues increased $0.4 million. Revenue at our shore-based terminals increased $0.6 million, including $0.5 million in fuel throughput and $0.1 million in space rent. In addition, revenue at our specialty terminals increased $0.7 million primarily as a result of higher throughput and service revenue. Revenue at our Smackover refinery decreased $0.8 million primarily as a result of decreased natural gas surcharge revenue due to a reduction in usage.

Operating expenses. Operating expenses decreased primarily due to lower natural gas utility expense of $0.9 million resulting from a reduction in usage. This decrease was offset by increases in repairs and maintenance of $0.3 million across our specialty terminals, lease expense of $0.3 million related to operating equipment at our Smackover refinery, and employee-related expenses of $0.2 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased primarily due to employee-related expenses.

Depreciation and amortization. The increase in depreciation and amortization is primarily the result of capital expenditures offset by recent disposals.

Comparative Results of Operations for the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,		Variance	Percent Change
	2024	2023
	(In thousands, except BBL per day)

Revenues	$73,101	$71,798	$1,303	2%
Cost of products sold	65	54	11	20%
Operating expenses	45,414	43,318	2,096	5%
Selling, general and administrative expenses	2,232	1,510	722	48%
Depreciation and amortization	16,819	15,896	923	6%
	8,571	11,020	(2,449)	(22)%
Gain (loss) on disposition or sale of property, plant and equipment	1,063	(359)	1,422	396%
Operating income	$9,634	$10,661	$(1,027)	(10)%

Shore-based throughput volumes (gallons)	130,502	126,438	4,064	3%
Smackover refinery throughput volumes (guaranteed minimum) (BBL per day)	6,500	6,500	—	—%

Revenues. Revenues increased $1.3 million. Revenue at our shore-based terminals increased $2.1 million, including $1.4 million in fuel throughput and $0.7 million in space rent. In addition, revenue at our specialty terminals increased $1.6 million, primarily as a result of higher throughput and service revenue. Revenue at our Smackover refinery decreased $2.4 million, primarily as a result of decreased natural gas surcharge revenue of $2.6 million due to a decrease in usage, offset by a $0.2 million increase in reservation fees.

Operating expenses. Operating expenses increased primarily as a result of liability insurance claims of $1.6 million (crude pipeline spill), insurance premiums of $1.0 million, employee-related expenses of $1.0 million, repairs and maintenance of $0.7 million at our Smackover refinery, operating supplies of $0.6 million and lease expense of $0.2 million. These increases were offset by a decrease in natural gas utilities of $3.0 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased primarily due to higher employee-related expenses.

Depreciation and amortization. The increase in depreciation and amortization is primarily the result of capital expenditures offset by recent disposals.

Transportation Segment

Comparative Results of Operations for the Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,		Variance	Percent Change
	2024	2023
	(In thousands)
Revenues	$60,196	$58,541	$1,655	3%
Operating expenses	45,138	46,465	(1,327)	(3)%
Selling, general and administrative expenses	3,423	2,571	852	33%
Depreciation and amortization	3,182	3,674	(492)	(13)%
	8,453	5,831	2,622	45%
Gain on disposition or sale of property, plant and equipment	130	846	(716)	(85)%
Operating income	$8,583	$6,677	$1,906	29%

Revenues. Revenues increased $1.7 million. In our marine transportation division, inland revenues increased $1.8 million, primarily related to higher transportation rates and utilization. Offshore revenues increased $0.3 million, primarily related to higher transportation rates. Pass-through revenue (primarily fuel) decreased $0.4 million. In our land transportation division, freight revenue increased $1.1 million, primarily due to a 3% increase in total miles. Ancillary revenue decreased $1.1 million.

Operating expenses. The decrease in operating expenses is primarily a result of repairs and maintenance of $1.5 million and pass-through expenses (primarily fuel) of $1.4 million, offset by increases in lease expense of $0.9 million and insurance premiums of $0.7 million. The decrease in repairs and maintenance, as well as the increase in lease expense are related to the replacement of tractors and trailers in our land transportation division.

Selling, general and administrative expenses. Selling, general and administrative expenses increased primarily due to higher employee-related expenses.

Depreciation and amortization. The decrease in depreciation and amortization is primarily the result of asset disposals, offset by capital expenditures.

Comparative Results of Operations for the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,		Variance	Percent Change
	2024	2023
	(In thousands)
Revenues	$183,705	$178,875	$4,830	3%
Operating expenses	139,562	136,940	2,622	2%
Selling, general and administrative expenses	8,150	7,101	1,049	15%
Depreciation and amortization	10,039	11,196	(1,157)	(10)%
	$25,954	$23,638	$2,316	10%
Gain on disposition or sale of property, plant and equipment	496	1,497	(1,001)	(67)%
Operating income	$26,450	$25,135	$1,315	5%

Revenues. Revenues increased $4.8 million. In our marine transportation division, inland revenues increased $4.5 million, primarily related to higher transportation rates, offset by a decrease in utilization associated with equipment repairs and regulatory inspections. Offshore revenues increased $0.4 million, primarily related to higher transportation rates, offset by a decrease in utilization associated with equipment repairs and regulatory inspections. Pass-through revenue (primarily fuel) decreased $0.2 million. In our land transportation division, freight revenue increased $4.9 million, primarily due to a 4% increase in total miles. Ancillary revenue decreased $4.8 million.

Operating expenses. The increase in operating expenses is primarily a result of lease expense of $3.9 million, insurance premiums of $1.6 million, employee-related expenses of $1.2 million, outside hauls of $0.4 million and insurance claims of $0.3 million, offset by decreases in repairs and maintenance of $3.9 million and pass-through expenses (primarily fuel) of $1.2 million. The increase in lease expense, as well as the decrease in repairs and maintenance are related to the replacement of tractors and trailers in our land transportation division.

Selling, general and administrative expenses. Selling, general and administrative expenses increased primarily due to higher employee-related expenses.

Depreciation and amortization. The decrease in depreciation and amortization is primarily the result of asset disposals, offset by capital expenditures.

Sulfur Services Segment

Comparative Results of Operations for the Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,		Variance	Percent Change
	2024	2023
	(In thousands)
Revenues:
Services	$3,477	$3,358	$119	4%
Products	21,183	29,219	(8,036)	(28)%
Total revenues	24,660	32,577	(7,917)	(24)%

Cost of products sold	15,292	21,972	(6,680)	(30)%
Operating expenses	3,089	3,510	(421)	(12)%
Selling, general and administrative expenses	2,091	1,713	378	22%
Depreciation and amortization	2,937	2,639	298	11%
	1,251	2,743	(1,492)	(54)%
Gain on disposition or sale of property, plant and equipment	3	—	3
Operating income	$1,254	$2,743	$(1,489)	(54)%

Sulfur (long tons)	113	155	(42)	(27)%
Fertilizer (long tons)	29	58	(29)	(50)%
Total sulfur services volumes (long tons)	142	213	(71)	(33)%

Services revenues.  Services revenues increased as a result of a contractually prescribed, index-based fee adjustment.

Products revenues.  Product revenues decreased $7.9 million. A decrease of $10.6 million was the result of a 33% decrease in sales volumes, primarily related to a 27% decrease in sulfur volumes due to reduced product movement on the Margaret Sue related to weather activity in the Gulf of Mexico when compared to the third quarter of 2023. This decrease was offset by an increase of $2.6 million due to a 9% rise in average sulfur services sales prices.

Cost of products sold.  Cost of products sold decreased $6.7 million. A 33% decrease in sales volumes impacted cost of products sold by $7.6 million. A 4% increase in product cost impacted cost of products sold by $1.0 million, resulting from increased commodity prices.  Margin per ton increased $7.46, or 22%.

Operating expenses.  Operating expenses decreased due to a reduction of $0.2 million in outside services, $0.1 million in utilities, $0.1 million in marine pass-through expenses (primarily fuel) and $0.1 million in marine operating expenses, offset by a $0.1 million increase in repairs and maintenance.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased primarily due to higher employee-related expenses.

Depreciation and amortization.  Depreciation and amortization increased due to the amortization of higher turnaround spend in 2023 as compared to 2022.

Comparative Results of Operations for the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,		Variance	Percent Change
	2024	2023
	(In thousands)
Revenues:
Services	$10,431	$10,073	$358	4%
Products	85,103	98,513	(13,410)	(14)%
Total revenues	95,534	108,586	(13,052)	(12)%

Cost of products sold	60,246	74,062	(13,816)	(19)%
Operating expenses	8,773	9,595	(822)	(9)%
Selling, general and administrative expenses	5,111	4,292	819	19%
Depreciation and amortization	8,697	8,072	625	8%
	12,707	12,565	142	1%
Gain (loss) on disposition or sale of property, plant and equipment	(305)	17	(322)	(1,894)%
Operating income	$12,402	$12,582	$(180)	(1)%

Sulfur (long tons)	296	352	(56)	(16)%
Fertilizer (long tons)	165	192	(27)	(14)%
Total sulfur services volumes (long tons)	461	544	(83)	(15)%

Services revenues.  Services revenues increased as a result of a contractually prescribed, index-based fee adjustment.

Products revenues.  Products revenues decreased $13.4 million. A decrease of $15.3 million was primarily due to a 15% reduction in sales volumes resulting from a 16% decrease in sulfur volumes due to the Margaret Sue being out of service for regulatory inspections and maintenance. This was offset by an increase of $1.9 million related to a 2% increase in average sulfur products sales prices.

Cost of products sold.  Cost of products sold decreased $13.8 million. A 15% decrease in sales volumes resulted in a decrease in cost of products sold of $10.8 million. A 4% decrease in product cost impacted cost of products sold by $3.0 million, resulting from reduced commodity prices. Margin per ton increased $8.97, or 20%.

Operating expenses.  Operating expenses decreased $0.8 million due to reductions of $0.4 million in utilities expense resulting from lower natural gas prices, $0.4 million in marine pass-through expenses (primarily fuel), $0.2 million in outside services, and $0.1 million in marine operating expense. These reductions were offset by an increase of $0.2 million in repairs and maintenance and $0.1 million in employment expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased primarily due to higher employee-related expenses.

Depreciation and amortization.  Depreciation and amortization increased due to the amortization of higher turnaround spend in 2023 as compared to 2022.

Specialty Products Segment

Comparative Results of Operations for the Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,		Variance	Percent Change
	2024	2023
	(In thousands)
Products revenues	$67,225	$66,720	$505	1%
Cost of products sold	60,445	58,177	2,268	4%
Operating expenses	30	23	7	30%
Selling, general and administrative expenses	2,135	1,698	437	26%
Depreciation and amortization	794	808	(14)	(2)%
	3,821	6,014	(2,193)	(36)%
Gain on disposition or sale of of property, plant and equipment	60	—	60
Operating income	$3,881	$6,014	$(2,133)	(35)%

NGL sales volumes (Bbls)	582	509	73	14%
Other specialty products volumes (Bbls)	91	106	(15)	(14)%
Total specialty products volumes (Bbls)	673	615	58	9%

    Products Revenues. Products revenues decreased $0.5 million. Sales volumes increased 9%, increasing revenues by $5.8 million, primarily related to a 14% increase in NGL sales volumes. Our average sales price per barrel decreased $8.60, resulting in a $5.3 million decrease to revenue.

Cost of products sold.  Cost of products sold increased $2.3 million. The increase in sales volumes of 9% resulted in a $5.2 million increase to cost of products sold. Our average cost per barrel decreased $4.78, or 5%, decreasing cost of products sold by $2.9 million.  Our margins decreased $3.82 per barrel, or 27%, during the period.

Operating expenses. Operating expenses remained consistent.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $0.4 million due to employee-related expenses.

    Depreciation and amortization. Depreciation and amortization decreased as a result of capital expenditures offset by recent disposals.

Comparative Results of Operations for the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,		Variance	Percent Change
	2024	2023
	(In thousands)
Products revenues	$200,888	$277,895	$(77,007)	(28)%
Cost of products sold	179,800	256,898	(77,098)	(30)%
Operating expenses	81	55	26	47%
Selling, general and administrative expenses	5,300	5,287	13	—%
Depreciation and amortization	2,389	2,507	(118)	(5)%
	13,318	13,148	170	1%
Gain (loss) on disposition or sale of property, plant and equipment	66	(59)	125	212%
Operating income	$13,384	$13,089	$295	2%

NGL sales volumes (Bbls)	1,744	3,027	(1,283)	(42)%
Other specialty products volumes (Bbls)	263	280	(17)	(6)%
Total specialty products volumes (Bbls)	2,007	3,307	(1,300)	(39)%

    Products Revenues.  Products revenues decreased $77.0 million. A decrease of $70.5 million was the result of the exit of the butane optimization business in the second quarter of 2023. For the remaining products, sales volumes increased 1%, increasing revenues by $1.7 million, primarily related to a 2% increase in NGL sales volumes. Products revenues decreased $8.2 million as a result of a 4% reduction in average specialty products sales prices.

Cost of products sold.  Cost of products sold decreased $77.1 million. A decrease of $72.3 million was the result of the exit of the butane optimization business in the second quarter of 2023. For the remaining products, a 3% decrease in product cost impacted cost of products sold by $6.3 million, resulting from reduced commodity prices. A 1% increase in sales volumes resulted in an increase in cost of products sold of $1.5 million.

Operating expenses. Operating expenses remained consistent.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $0.5 million associated with the exit of the butane optimization business in the second quarter of 2023 offset by an increase of $0.5 million in employee-related expenses.

Depreciation and amortization. Depreciation and amortization decreased due to certain assets becoming fully depreciated during the first quarter of 2023.

Interest Expense

Comparative Components of Interest Expense, Net for the Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,		Variance	Percent Change
	2024	2023
	(In thousands)
Credit facility	$1,874	$1,608	$266	17%
Senior notes	11,500	11,756	(256)	(2)%
Amortization of deferred debt issuance costs	772	771	1	—%
Amortization of debt discount	600	600	—	—%
Other	219	277	(58)	(21)%
Capitalized interest	(373)	(18)	(355)	(1,972)%
Total interest expense, net	$14,592	$14,994	$(402)	(3)%

Comparative Components of Interest Expense, Net for the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,		Variance	Percent Change
	2024	2023
	(In thousands)
Credit facility	$4,442	$6,333	$(1,891)	(30)%
Senior notes	34,244	33,596	648	2%
Amortization of deferred debt issuance costs	2,311	3,206	(895)	(28)%
Amortization of debt discount	1,800	1,600	200	13%
Other	820	1,208	(388)	(32)%
Capitalized interest	(806)	(29)	(777)	(2,679)%
Total interest expense, net	$42,811	$45,914	$(3,103)	(7)%

Indirect Selling, General and Administrative Expenses

	Three Months Ended September 30,		Variance	Percent Change	Nine Months Ended September 30,		Variance	Percent Change
	2024	2023			2024	2023
	(In thousands)				(In thousands)
Indirect selling, general and administrative expenses	$3,742	$3,837	$(95)	(2)%	$11,397	$11,929	$(532)	(4)%

    Indirect selling, general and administrative expenses decreased for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, as a result of a decrease in overhead expenses allocated from Martin Resource Management Corporation. Indirect selling, general and administrative expenses decreased for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, as a result of decreases in overhead expenses allocated from Martin Resource Management Corporation of $0.4 million and employee-related expenses of $0.1 million.

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

    Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. The Conflicts Committee of our general partner approved the following reimbursement amounts during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Variance	Percent Change	Nine Months Ended September 30,		Variance	Percent Change
	2024	2023			2024	2023
	(In thousands)				(In thousands)
Conflicts Committee approved reimbursement amount	$3,377	$3,496	$(119)	(3)%	$10,131	$10,487	$(356)	(3)%

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

Cash Flows - Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

    The following table details the cash flow changes between the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Variance	Percent Change
	2024	2023
	(In thousands)
Net cash provided by (used in):
Operating activities	$6,184	$106,065	$(99,881)	(94)%
Investing activities	(49,642)	(22,478)	(27,164)	(121)%
Financing activities	43,460	(83,578)	127,038	152%
Net increase (decrease) in cash and cash equivalents	$2	$9	$(7)	(78)%

    Net cash provided by operating activities. The decrease in net cash provided by operating activities for the nine months ended September 30, 2024, includes an increase in operating results and other non-cash charges of $1.2 million. This increase was offset by an unfavorable variance in cash flows associated with changes in working capital of $101.1 million, primarily associated with the reduction in working capital associated with the exit of the butane optimization business.

    Net cash used in investing activities. Net cash used in investing activities for the nine months ended September 30, 2024, increased $27.2 million. An increase in cash used of $16.0 million resulted from higher payments for capital expenditures and plant turnaround costs in 2024. Further, investments in unconsolidated entities increased $6.9 million, while net proceeds from the sale of property, plant and equipment decreased $4.2 million.

    Net cash (used in) provided by financing activities. Net cash (used in) provided by financing activities for the nine months ended September 30, 2024, increased primarily as a result of an decrease in borrowings of long-term debt of $293.4 million, offset by a decrease in repayments of long-term debt of $406.2 million. Additionally, payments of debt issuance costs decreased $14.2 million.

Total Contractual Obligations

A summary of our total contractual cash obligations as of September 30, 2024, is as follows:

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Credit facility	$86,500	$—	$86,500	$—	$—
11.5% senior secured notes, due 2028	400,000	—	—	400,000	—
Operating leases	71,112	21,084	33,597	12,006	4,425
Finance lease obligations	72	14	31	27	—
Interest payable on finance lease obligations	11	4	6	1	—
Interest payable on fixed long-term debt obligations	154,426	46,000	92,000	16,426	—
Total contractual cash obligations	$712,121	$67,102	$212,134	$428,460	$4,425

The interest payable under our credit facility is not reflected in the above table because such amounts depend on the outstanding balances and interest rates, which vary from time to time.

Letters of Credit.  At September 30, 2024, we had outstanding irrevocable letters of credit in the amount of $9.2 million, which were issued under our credit facility.

Off-Balance Sheet Arrangements.  We do not have any off-balance sheet financing arrangements.

Description of Our Indebtedness

Credit Facility

At September 30, 2024, we maintained a $150.0 million credit facility that matures on February 8, 2027. As of September 30, 2024, we had $86.5 million outstanding under the credit facility and $9.2 million of outstanding irrevocable letters of credit, leaving a maximum available amount to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $54.4 million. After giving effect to our then current borrowings, letters of credit, and the financial covenants contained in our credit facility, we had the ability to borrow approximately $54.4 million in additional amounts thereunder as of September 30, 2024.

The credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.  The level of outstanding draws on our credit facility from January 1, 2024 through September 30, 2024 ranged from a low of $40.5 million to a high of $102.5 million.

    The applicable margin for Adjusted Term SOFR borrowings at September 30, 2024 is 3.25%. The applicable margin for Adjusted Term SOFR borrowings effective October 16, 2024 is 3.50%.

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

    On September 30, 2024, we had cash and cash equivalents of $0.06 million and available borrowing capacity of $54.4 million under our credit facility with $86.5 million of borrowings outstanding. After giving effect to our then current borrowings, letters of credit, and the financial covenants contained in our credit facility, we had the ability to borrow approximately $54.4 million in additional amounts thereunder as of September 30, 2024.

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

    We are in compliance with all debt covenants as of September 30, 2024, and expect to be in compliance for the next twelve months.

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

Impact of Inflation

    Inflation did not have a material impact on our results of operations for the nine months ended September 30, 2024 or 2023. Inflation may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices for products consumed by our operations, such as diesel fuel, natural gas, chemicals, and other supplies, could adversely affect our results of operations. An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

    Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted.

On June 15, 2024, the Partnership had a spill of less than 2,500 barrels of crude oil originating from the Partnership’s transfer pipeline, which connects our Sandyland Terminal to our refinery located in Smackover, Union County, Arkansas. The Partnership is working closely with the U.S Environmental Protection Agency (“EPA”), Arkansas Department of Energy and Environment (“ADEE”), and Arkansas Game and Fish Commission to respond to the spill. The Partnership has dedicated the necessary resources, equipment, and personnel to conduct and expedite oil recovery and cleanup activities. As of October 15, 2024, the Partnership’s response efforts have moved from emergency response status with the EPA to remediation status, which is to be overseen by the ADEE. A claim related to the crude oil spill has been made with and accepted by, subject to a reservation of rights, the Partnership’s insurance carriers. The Partnership’s deductibles under the applicable insurance policies total $1.5 million and such deductible expense has been recorded by the Partnership in the Consolidated and Condensed Statements of Operations for the three and nine months ended September 30, 2024.

We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the nine months ended September 30, 2023.

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

Commodity Risk. The Partnership from time to time uses derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  We have established a hedging policy and monitor and manage the commodity market risk associated with potential commodity risk exposure.  In addition, we focus on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. We had no outstanding hedging positions as of September 30, 2024.

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 8.44% as of September 30, 2024.  Based on the amount of unhedged floating rate debt owed by us on September 30, 2024, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $0.9 million annually.

We are not exposed to changes in interest rates with respect to our 2028 Notes as these obligations are at a fixed rate.  Based on the quoted prices for identical liabilities in markets that are not active at September 30, 2024, the estimated fair value of the 2028 Notes was $441.6 million. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of a 100 basis point increase in interest rates. Such an increase in interest rates at September 30, 2024, would result in a $10.1 million decrease in the fair value of our 2028 Notes.

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

    There have been no material changes to the Partnership's risk factors since our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 21, 2024, except as follows.

The Merger is subject to conditions, including some conditions that may not be satisfied on a timely basis, if at all. Failure to complete the Merger, or significant delays in completing the Merger, could negatively affect our business and financial results and the trading prices of our common units.

The completion of the Merger is not assured and is subject to certain risks, including the risk that certain conditions of the Merger Agreement, such as required regulatory approvals and the approval of our unitholders, some of which are beyond the parties’ control, are not satisfied or waived, which may prevent, delay or otherwise result in the Merger not occurring. The Merger Agreement contains conditions that, if not satisfied or waived, would result in the Merger not occurring, even though our common unitholders may have voted in favor of the Merger-related proposals presented to them. Failure to complete, or significant delays in completing, the Merger with Martin Resource Management Corporation could negatively affect the price of our common units and may have a material adverse impact on our subsequent financial condition, results of operations and cash flows.

We may be subject to lawsuits regarding the Merger, which could materially adversely affect our operations and financial condition or prevent or delay completion of the Merger.

Our directors and officers may be subject to lawsuits relating to the Merger. While we will evaluate and defend against any actions vigorously, the costs of the defense of such lawsuits and other effects of such litigation could have an adverse effect on our operations and financial condition. Failure to complete, or significant delays in completing, the Merger could negatively affect the price of our common units and may have a material adverse impact on our subsequent financial condition, results of operations and cash flows.

We will be subject to business uncertainties while the Merger is pending, which could adversely affect our business.

Uncertainty about the effect of the Merger on the Partnership, its subsidiaries and the companies that do business with us may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel and suppliers until the Merger is completed and for a period of time thereafter, and could cause those that transact with us to seek to change their existing business relationships with us.

We may incur substantial transaction-related costs in connection with the Merger.

We and Martin Resource Management Corporation expect to incur nonrecurring transaction-related costs associated with completing the Merger. Nonrecurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees, proxy solicitation costs and printing costs.

If the Merger Agreement is terminated, we may, under specified circumstances, be responsible for a termination fee of $2.5 million or the reimbursement of Martin Resource Management Corporation’s expenses in an amount up to $5.0 million.

If the Merger Agreement is terminated, we may, under specified circumstances, be required to pay a termination fee of $2.5 million or make a payment of up to $5.0 million in respect of Martin Resource Management Corporation’s expenses. If such termination fee or reimbursement expenses are payable, the payment of any such amount could have an adverse consequence to the financial condition and operations of the party responsible for such payment.

The Merger is a taxable transaction and the resulting tax liability of our common unitholders, if any, will depend on each such common unitholder’s particular situation.

The receipt of cash in exchange for common units of the Partnership pursuant to the Merger will be treated as a taxable sale by such common unitholders for U.S. federal income tax purposes. The amount of ordinary income and capital gain or loss recognized by each common unitholder in the Merger will vary depending on each common unitholder’s particular situation, including:

•the amount of cash received by the common unitholder as consideration in the Merger;
•the adjusted tax basis of the common units exchanged by the common unitholder in the Merger;
•the amount of depreciation and amortization deductions previously allocated to the common unitholder; and
•the amount of any suspended passive losses that may be available to the common unitholder in respect of its common units to offset a portion of any income or gain recognized by the common unitholder.

Item 5.	Other Information

During the nine months ended September 30, 2024, no director or officer of the Partnership adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name

2.1
Agreement and Plan of Merger, dated October 3, 2024, by and among Martin Resource Management Corporation, MRMC Merger Sub LLC, Martin Midstream GP LLC and Martin Midstream Partners L.P. (filed as Exhibit 2.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed October 3, 2024, and incorporated herein by reference).

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

101
Inline Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024, formatted in Extensible Business Reporting Language: (1) the Consolidated and Condensed Balance Sheets; (2) the Consolidated and Condensed Statements of Income; (3) the Consolidated and Condensed Statements of Cash Flows; (4) the Consolidated and Condensed Statements of Capital (Deficit); and (5) the Notes to Consolidated and Condensed Financial Statements.

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

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

October 21, 2024	By:	/s/ Sharon L. Taylor
Sharon L. Taylor
Executive Vice President and Chief Financial Officer