Form 10-K
period 2024-12-31
MARTIN MIDSTREAM PARTNERS L.P.
filed 2025-02-24
CIK 1176334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One	Annual Report Pursuant to Section 13 or 15(d) of the
☒	Securities Exchange Act of 1934

For the fiscal year ended	December 31, 2024
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the
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

Yes ☐                        No ☒

    As of June 30, 2024, 39,001,086 common units were outstanding. The aggregate market value of the common units held by non-affiliates of the registrant as of such date approximated $91,131,243 based on the closing sale price on that date. There were 39,055,086 of the registrant’s common units outstanding as of February 24, 2025.

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

Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed below in "Item 1A. Risk Factors - Risks Relating to our Business."

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

    We were formed in 2002 by Martin Resource Management Corporation, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management Corporation has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management Corporation is an important supplier and customer of ours. As of December 31, 2024, Martin Resource Management Corporation owned 15.7% of our total outstanding common limited partner units. Furthermore, on December 28, 2021, Martin Resource Management Corporation indirectly acquired, through its wholly owned subsidiary, Martin Resource LLC, the remaining 49% voting interest (50% economic interest) in MMGP Holdings, LLC ("Holdings"), which is the sole member of Martin Midstream GP LLC ("MMGP"), our general partner. Such interests were previously held by certain affiliated investment funds managed by Alinda Capital Partners, which sold the interests to Senterfitt Holdings Inc. (“Senterfitt”) on November 23, 2021. At such time, Senterfitt granted Martin Resource LLC the right to purchase such interests for a period of ten years, which right was exercised on December 28, 2021. As a result, Martin Resource Management Corporation indirectly owns 100% of MMGP. Martin Resource Management Corporation directs our business operations through its ownership of our general partner. MMGP owns a 2.0% general partner interest in us, and, until November 23, 2021, MMGP owned all of our incentive distribution rights. On November 23, 2021, MMGP contributed to us all of our incentive distribution rights for no consideration, whereupon the incentive distribution rights were cancelled and cease to exist.

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

Primary Business Segments

Our primary business segments can be generally described as follows:

•Terminalling and Storage.  We own or operate 12 marine shore-based terminal facilities and 8 specialty terminal facilities located primarily in the Gulf Coast region of the U.S. with aggregate storage capacity of 2.6 million barrels. We own one naphthenic lubricants refinery in Smackover, Arkansas with a capacity of 7,700 barrels per day, 0.3 million barrels of crude bulk storage and 0.6 million barrels of lubricant storage. Further, we own approximately 2.3 million barrels of underground storage capacity for NGLs. We store NGLs for wholesale deliveries to refineries, industrial NGL users and propane retailers in the southern U.S. We provide storage, refining, and handling services for producers and suppliers of petroleum products and by-products, including the refining of naphthenic crude oil. Our facilities and resources provide us with the ability to handle various products that require specialized treatment, such as molten sulfur and asphalt. We also provide land rental to oil and gas companies along with storage and handling services for lubricants and fuels through our shore-based terminals. We provide these terminalling and storage services on a fixed-fee basis and a significant portion of the contracts in this segment provide for minimum fee arrangements that are not based on the volumes handled. We believe that our terminalling, processing and storage for petroleum products and by-products would be difficult for our customers or competitors to replicate.

•Transportation.  We operate a fleet of both land transportation and marine transportation assets that transport petroleum products and by-products, petrochemicals, and chemicals. Our land transportation assets include approximately 600 trucks and 1,275 tank trailers which are based across 25 terminals strategically located throughout the U.S. Gulf Coast and southeastern U.S. Our marine transportation assets include 27 inland marine tank barges, 15 inland push boats and one articulated offshore tug and barge unit that primarily operate coastwise along the Gulf of Mexico and on the U.S. inland waterway system, primarily between domestic ports along the Gulf of Mexico, the Intracoastal Waterway, the Mississippi River system and the Tennessee-Tombigbee Waterway system. Our "refinery and petrochemical services" model is focused on transportation of heavy tank bottoms (by-products) and other petroleum products, hauling NGLs, molten sulfur, sulfuric acid, paper mill liquids, chemicals, and numerous other bulk liquid commodities from refineries and petrochemical production locations to end markets. We provide these transportation services on a fee basis, and many of our customers have long standing contractual relationships with us. We believe our modernized asset base is attractive both to our existing customers as well as potential new customers. In addition, our marine fleet contains several vessels that reflect our focus on specialty products.

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

Significant Recent Developments

Termination of Merger Agreement. On October 3, 2024, the Partnership, Martin Resource Management Corporation, MMGP, and MRMC Merger Sub LLC, a wholly owned subsidiary of Martin Resource Management Corporation (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Merger Sub agreed to merge with and into the Partnership, with the Partnership surviving as a wholly owned subsidiary of Parent (the “Merger”).

On December 26, 2024, Martin Resource Management Corporation and the Partnership (with the approval of the conflicts committee (the “Conflicts Committee”) of the board of directors of MMGP (the “Board of Directors”)) entered into a termination agreement (the “Termination Agreement”), pursuant to which the Merger Agreement was terminated. As a result, the Merger Agreement has no further force and effect. As a result of the termination of the Merger Agreement, the special meeting of the unitholders of the Partnership, which was to be held on December 30, 2024 for the purpose of voting on the Merger Agreement and the Merger, was cancelled.

Electronic Level Sulfuric Acid Joint Venture. On October 19, 2022, Martin ELSA Investment LLC, our affiliate, entered into definitive agreements with Samsung C&T America, Inc. and Dongjin USA, Inc., an affiliate of Dongjin Semichem Co., Ltd., to form DSM Semichem LLC (“DSM”). DSM will produce and distribute electronic level sulfuric acid (“ELSA”). By leveraging our existing assets located in Plainview, Texas and installing additional facilities (the “ELSA Facility”) as required, DSM will produce ELSA that meets the strict quality standards required by the recent advances in semiconductor manufacturing. In addition to owning a 10% non-controlling interest in DSM, we will be the exclusive provider of feedstock to the ELSA Facility. We, through our affiliate Martin Transport, Inc. ("MTI"), will also provide land transportation services for the ELSA produced by DSM. On April 1, 2024, we contributed $6.5 million to DSM, which represents the cash contribution required pursuant to DSM's limited liability agreement for our 10% non-controlling interest. Also, in conjunction with the formation of DSM, we contributed approximately 22 acres of land. As of December 31, 2024, we have funded approximately $27.6 million toward ELSA related project costs.

Subsequent Events

Quarterly Distribution. On January 21, 2025, we declared a quarterly cash distribution of $0.005 per common unit for the fourth quarter of 2024, or $0.02 per common unit on an annualized basis, which was paid on February 14, 2025 to unitholders of record as of February 7, 2025.

Amendment to Credit Facility. On February 13, 2025, we entered into an amendment (the “credit facility amendment”) to the credit facility (as defined below) to amended the interest coverage ratio and first lien leverage ratios for the fiscal quarters ending March 31, 2025, June 30, 2025 and September 30, 2025. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Description of Our Indebtedness — Credit Facility.”

2025 Phantom Unit Plan. On February 11, 2025, the Board of Directors and the compensation committee of the Board of Directors (the "Compensation Committee") approved the Martin Midstream Partners L.P. 2025 Phantom Unit Plan (the “2025 Plan”), effective as of the same date. The 2025 Plan permits the awards of phantom units and phantom unit appreciation rights to any employee or non-employee director of the Partnership, including its executive officers. The awards may be time-based or performance-based and will be paid, if at all, in cash.

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

In Beaumont, Texas, we own a terminal ("Spindletop Terminal") where we receive natural gasoline via pipeline, store the natural gasoline in our above-ground tank, and then ship the product to our customers via other pipelines to which the facility is connected. Our fees for the use of this facility are based on the volume of barrels shipped from the terminal under a take-or-pay arrangement that includes a provision for minimum volume throughput requirements.

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

    The following is a summary description of our full service terminals:

Terminal	Location	Aggregate Capacity (barrels)	End of Lease (Including Options)
Harbor Island [1]	Port Aransas, Texas	5,200	December 2039
Pelican Island	Galveston, Texas	81,200	Own
Theodore	Theodore, Alabama	20,100	Own

1 A portion of this terminal is owned.

Fuel and Lubricant Terminals.  We own or operate nine fuel and lubricant terminals located in the Gulf Coast region of the U.S. that provide storage and handling services for lubricants and fuel oil.

    The following is a summary description of our fuel and lubricant terminals at:

Terminal	Location	Aggregate Capacity (barrels)	End of Lease (Including Options)
Amelia	Amelia, Louisiana	13,000	August 2028
Dock 193 [2]	Gueydan, Louisiana	11,000	May 2029
Fourchon	Fourchon, Louisiana	80,900	May 2027
Fourchon 16	Fourchon, Louisiana	15,200	July 2048
Galveston T [1]	Galveston, Texas	10,500	Own
Jennings Bulk Plant	Jennings, Louisiana	7,600	Own
Lake Charles T	Lake Charles, Louisiana	1,000	February 2028
Port Arthur	Port Arthur, Texas	16,400	November 2028
Sabine Pass [1]	Sabine Pass, Texas	16,000	September 2036

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

Transportation Segment

Land Transportation Operations

We operate a fleet of land transportation assets comprising approximately 600 trucks and 1,275 tank trailers that transport petroleum products and by-products, petrochemicals, and chemicals. Our land transportation assets operate out of 25 strategically located terminals throughout the U.S. Gulf Coast and Southeastern U.S.

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

Sulfur Services Segment

We maintain an integrated system of transportation assets and facilities relating to our sulfur services. We gather molten sulfur from refiners, primarily located on the U.S. Gulf Coast, and transport it by inland and offshore barges, railcars and trucks. In the U.S., recovered sulfur is mainly kept in liquid form from the point of production to the point of usage at an elevated temperature of approximately 275 degrees Fahrenheit. We have the necessary assets and expertise to handle the unique requirements for transportation and storage of molten sulfur.

    Our standard purchase and sale agreements have terms that typically range from one to two years in duration with prices that are usually tied to a published market indicator and fluctuate according to the price movement of the indicator. We also provide barge transportation and tank storage services to large producers and consumers of sulfur under agreements with remaining terms from one to five years in duration.

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

In the U.S., fertilizer is generally sold to farmers through local dealers. These dealers are typically owned and supplied by much larger wholesale distributors. We sell to these wholesale distributors. Our industrial sulfur products are marketed throughout the U.S. via distributors. The sales price of our industrial sulfur products vary based on the product and geographic region. We transport our fertilizer and industrial sulfur products to our customers using third-party common carriers. We utilize barge and rail shipments for large volume and long-distance shipments where available.

We manufacture and market the following sulfur-based fertilizer and related sulfur products:

•Ammonium sulfate ("AMS") products. We produce various grades of AMS including granular, coarse, standard, and 40% ammonium sulfate solution. These products primarily serve agricultural and industrial markets. We package these custom grade products under both proprietary and private labels and sell them to major distributors and retail customers. Our ammonium sulfate plant produces approximately 400 tons per day of quality ammonium sulfate and is marketed to our customers throughout the U.S.

•Liquid sulfur products. We produce ammonium thiosulfate at our Neches terminal facility in Beaumont, Texas. This agricultural sulfur product is a clear liquid containing 12% nitrogen and 26% sulfur. This product serves as a liquid plant nutrient used directly through spray rigs or irrigation systems. It is also blended with other nitrogen phosphorus potassium liquids or suspensions as well. Our market is predominantly the Mid-South and Southeastern U.S. and Coastal Bend area of Texas.

•Plant nutrient sulfur products. We produce plant nutrient and agricultural ground sulfur products at our facilities in Odessa and Cactus, Texas, as well as Seneca, Illinois. Our plant nutrient sulfur product is a 90% and 85% degradable sulfur product marketed under the Disper-Sul® trade name and sold throughout the U.S. to direct application agricultural markets.

•Industrial sulfur products. We produce industrial sulfur products such as elemental pastille sulfur, ground sulfur products, AMS, 40% AMS solution, and emulsified sulfur (AS-7). We produce elemental pastille sulfur at our Odessa and Cactus, Texas and Seneca, Illinois facilities. Elemental pastille sulfur is used to increase the efficiency of the coal-fired precipitators in the power industry. The industrial ground sulfur products are also used in a variety of dusting and wettable sulfur applications such as rubber manufacturing, fungicides, sugar and animal feeds. AMS dry products and 40% solutions manufactured in Plainview, Texas, are used in animal feed, water treatment, tanneries, and fire retardants. We produce emulsified sulfur at our Nash, Texas facility. Emulsified sulfur is primarily used to control the sulfur content in the pulp and paper manufacturing processes.

•Sulfuric acid. We produce Sulfuric acid at our Plainview, Texas facility. This facility processes molten sulfur to produce a dedicated supply of raw material sulfuric acid to our ammonium sulfate production plant. The sulfuric acid produced and not consumed by the captive ammonium sulfate production is sold to third parties or converted into oleum (otherwise known as fuming sulfuric acid) and utilized by DSM to produce ultra-pure electronic level sulfuric acid for the semiconductor manufacturing industry.

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

Seasonality.  Sales of our agricultural fertilizer products are partly seasonal as a result of increased demand during the early spring planting season.

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

Terminal	Location	Aggregate Capacity	Products	Description
Martin Lubricants	Smackover, Arkansas	4.0 million gallons bulk storage	Agricultural, automotive, and industrial lubricants and grease	Lubricants packaging facility
Martin Specialty Products [1]	Kansas City, Missouri	20 million pounds of production capacity	Automotive, commercial and industrial greases	Grease manufacturing and packaging facility
Martin Specialty Products	Houston, Texas	16 million pounds of production capacity	Commercial and industrial greases	Grease manufacturing and packaging facility
Martin Specialty Products [2]	Phoenix, Arizona	6 million pounds of production capacity	Commercial and industrial greases	Grease manufacturing and packaging facility

1 This terminal contains a warehouse owned by third parties and leased under a lease that expires in December 2025 and can be extended by us for one five-year period.

2 This terminal contains a warehouse owned by third parties and leased under a lease that expires in October 2029.

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

We purchase NGLs, primarily propane and natural gasoline, from and provide NGL storage for major domestic oil refiners and natural gas processors. We transport NGLs using MTI's land transportation fleet or by contracting with common carriers, owner-operators and railroad tank car transportation companies. Our NGL customers consist of major domestic oil refiners, industrial processors, and retail propane distributors. We typically enter into annual sales contracts with independent retail propane distributors to deliver their estimated annual volume requirements based on prevailing market prices. Dependable delivery is very important to these customers and in some cases may be more important than price. We ensure adequate and timely supply of NGLs through:

•term purchase and exchange contracts;

•storage of NGLs;

•the transportation fleet owned by MTI; and

•expertise in NGL supply and inventory management.

    The following is a summary description of our owned NGL facilities, assets held in the Terminalling and Storage segment:

NGL Facility	Location	Capacity	Description
Wholesale terminals	Arcadia, Louisiana	2,300,000 barrels	Underground and above ground NGL storage terminal
Rail terminal	Arcadia, Louisiana	24 railcars per day	Railcar loading and unloading facility
Spindletop storage facility	Beaumont, Texas	91,000 barrels	Above ground storage tank and pipeline connections

Seasonality.  The level of NGL supply and demand is subject to changes in domestic production, weather, inventory levels and other factors. While production is not seasonal, residential, refinery, and wholesale demand is highly seasonal. This imbalance can cause increases in inventories during summer months when consumption is low and decreases in inventories during winter months when consumption is high. Abnormally cold weather can put extra upward pressure on propane prices during the winter.

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

◦operating a butane optimization business;

•supplying employees and services for the operation of our business; and

•operating, solely for our account, the asphalt facilities in Hondo, South Houston and Port Neches, Texas, and Omaha, Nebraska.

We are and will continue to be closely affiliated with Martin Resource Management Corporation as a result of the following relationships.

Ownership

    As of December 31, 2024, Martin Resource Management Corporation owned approximately 15.7% of the outstanding limited partnership units. In addition, Martin Resource Management Corporation indirectly owns, through its wholly owned subsidiary, Martin Resource LLC, 100% of Holdings, which is the sole member of MMGP. As a result, Martin Resource Management Corporation indirectly owns 100% of MMGP, our general partner. MMGP owns a 2% general partner interest in us.

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

Related Party Agreements

The Omnibus Agreement with Martin Resource Management Corporation requires us to reimburse Martin Resource Management Corporation for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. We reimbursed Martin Resource Management Corporation for $175.8 million and $165.6 million of direct costs and expenses for the years ended December 31, 2024 and 2023, respectively. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management Corporation for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. For the years ended December 31, 2024 and 2023, the Board of Directors approved reimbursement amounts of $13.5 million and $14.0 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually. These indirect expenses covered the centralized corporate functions Martin Resource Management Corporation provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, environmental and safety compliance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management Corporation’s retained businesses. The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations. Martin Resource Management Corporation also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

Commercial

We have been and anticipate that we will continue to be both a significant customer and supplier of products and services offered by Martin Resource Management Corporation. In the aggregate, our purchases from Martin Resource Management Corporation accounted for approximately 27% and 23% of our total costs and expenses for each of the years ended December 31, 2024 and 2023, respectively.

Correspondingly, Martin Resource Management Corporation is one of our significant customers. Our sales to Martin Resource Management Corporation accounted for approximately 15% and 14% of our total revenues for each of the years ended December 31, 2024 and 2023, respectively.

For a more comprehensive discussion concerning the Omnibus Agreement and the other agreements that we have entered into with Martin Resource Management Corporation, please see "Item 13. Certain Relationships and Related Transactions, and Director Independence."

Approval and Review of Related Party Transactions

If we contemplate entering into a transaction, other than a routine or in the ordinary course of business transaction or as permitted under the Omnibus Agreement, in which a related person will have a direct or indirect material interest, the proposed transaction is submitted for consideration to the Board of Directors or to our management, as appropriate. If the Board of Directors is involved in the approval process, it determines whether to refer the matter to the Conflicts Committee, as provided under our limited partnership agreement (the "Partnership Agreement"). If a matter is referred to the Conflicts Committee, it obtains information regarding the proposed transaction from management and determines whether to engage independent legal counsel or an independent financial advisor to advise the members of the committee regarding the transaction. If the Conflicts Committee retains such counsel or financial advisor, it considers such advice and, in the case of a financial advisor, such advisor’s opinion as to whether the transaction is fair and reasonable to us and to our unitholders.

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

The trend in environmental regulation in previous years has been to place more restrictions and limitations on activities that may affect the environment, and, thus, any changes in environmental laws and regulations that result in more stringent and costly pollutant control or waste handling, storage, transport, disposal, or remediation requirements could have a material adverse effect on our operations and financial position. Moreover, there is inherent risk of incurring significant environmental costs and liabilities in the performance of our operations due to our handling of petroleum products and by-products, chemical substances, and wastes as well as the accidental release or spill of such materials into the environment. Consequently, we cannot provide assurance that we will not incur significant costs and liabilities as result of such handling practices, releases or spills, including those relating to claims for damage to property and persons. In the event of future increases in costs, we may be unable to pass on those increases to our customers. While we believe that we are in substantial compliance with current environmental laws and regulations and that continued compliance with existing requirements would not have a material adverse impact on us, we cannot provide any assurance that our environmental compliance expenditures will not have a material adverse effect on us in the future.

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

Under the Paris Agreement, the U.S. committed to a 50 to 52 percent reduction from 2005 levels of GHG emissions by 2030 and set the goal of reaching net-zero GHG emissions by 2050. The 2023 United Nations Climate Change Conference in Dubai issued its first global stocktake agreement, which calls on parties, including the United States, to contribute to the transitioning away from fossil fuels, reduce methane emissions, and increase renewable energy capacity, among other things, to achieve net zero emissions by 2050. Several states and local governments have stated their commitment to the principles of the Paris Agreement in their effectuation of policy and regulations. On January 20, 2025, however, President Trump signed an executive order to withdraw the United States from the Paris Agreement, marking a significant shift in federal climate policy. Pursuant to the terms of the Paris Agreement, the withdrawal will take effect on January 27, 2026. State and local GHG initiatives may continue despite the U.S. withdrawal from the Paris Agreement.

The United States Environmental Protection Agency published strict new methane emission regulations for certain oil and gas facilities in March 2024 and the tax legislation enacted in 2022 established a charge on methane emissions above certain limits from the same facilities, which rule was finalized in November 2024. To date, such requirements have not had a substantial effect upon our operations. Still, new legislation or regulatory programs that restrict emissions of GHGs in areas in which we conduct business could adversely affect our operations and demand for our services. In January 2025, however, President Trump signed a series of executive orders that call upon the EPA to submit a report on the continuing applicability of its endangerment finding for GHGs under the Clean Air Act, direct federal executive departments and agencies to initiate a regulatory freeze for certain rules that have not taken effect, pending review by the newly appointed agency head, direct federal agencies to identify and exercise emergency authorities to facilitate conventional energy production, transportation, and refining, and mandate a review of existing regulations that may burden domestic energy development. Thus, the future of the new methane and waste emission charge rules, as well as the regulation of GHGs by the federal government, is unclear at this time.

Climate change could have an effect on the severity of weather (including hurricanes and floods), sea levels, wildfires, the arability of farmland, and water availability and quality. If such effects were to occur, our operations have the potential to be adversely affected. Potential adverse effects could include disruption of our business activities, including, for example, damages to our facilities from powerful winds or floods, or increases in our costs of operation or reductions in the efficiency of our operations, as well as potentially increased costs for insurance coverages in the aftermath of such effects. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the transportation or process related services provided by companies or suppliers with whom we have a business relationship. In addition, the demand for and consumption of our products and services (due to change in costs, consumer demand and weather patterns), and the economic health of the regions in which we operate, could have a material adverse effect on our business, financial condition, results of operations and cash flows. We may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change.

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

Human Capital

We do not have any employees. Under our Omnibus Agreement with Martin Resource Management Corporation, Martin Resource Management Corporation provides us with corporate staff and support services. These services include centralized corporate functions, such as accounting, treasury, engineering, information technology, insurance, administration of employee benefit plans and other corporate services. Martin Resource Management Corporation has approximately 1,679 employees of which 1,160 individuals, including 58 individuals represented by labor unions, provide direct support to our operations as of December 31, 2024. Martin Resource Management Corporation employees are responsible for conducting our business and operating our assets on our behalf. In addition, we benefit from our relationship with Martin Resource Management Corporation through access to a significant pool of management expertise and established relationships throughout the energy industry.

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
Changes in U.S. foreign trade policies, including the imposition of additional tariffs and other trade barriers, and efforts to withdraw from or materially modify international trade agreements, may materially and adversely affect our business, operations and financial condition.
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
Information technology systems present potential targets for cyber security attacks or security breaches, whether with us or a third party, which could adversely affect our business and result in the compromise of confidential, sensitive or proprietary information.

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

As of December 31, 2024, we had approximately $453.5 million in principal amount of debt outstanding (including $53.5 million outstanding under our credit facility). Our indebtedness could have important consequences, including the following:

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

The covenants in our debt instruments restrict our ability to incur additional indebtedness. For instance, while our credit facility had $150.0 million in lender commitments at December 31, 2024, the amount we were able to borrow was limited by the financial covenants contained therein.

Fluctuations in interest rates could materially affect our financial results

    Borrowings under our credit facility are at variable rates. Because a portion of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense. Based on our floating rate debt outstanding as of December 31, 2024, a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $0.5 million annually.

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

In the U.S., no comprehensive climate change legislation has been implemented at the federal level. However, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the U.S., and implement New Source Performance Standards directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and natural gas sector, including midstream sources. In March 2024, the United States Environmental Protection Agency published strict new methane emission regulations for certain oil and gas facilities and the federal tax legislation enacted in 2022 established a charge on methane emissions above certain limits from the same facilities, which rule was finalized in November 2024. In January 2025, however, President Trump signed a series of executive orders that call upon the EPA to submit a report on the continuing applicability of its endangerment finding for GHGs under the Clean Air Act, direct federal executive departments and agencies to initiate a regulatory freeze for certain rules that have not taken effect, pending review by the newly appointed agency head, direct federal agencies to identify and exercise emergency authorities to facilitate conventional energy production, transportation, and refining, and mandate a review of existing regulations that may burden domestic energy development. Despite potential changes with respect to the federal regulation of GHGs, various states and groups of states have adopted or are considering adopting legislation, regulations, or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and various other measures that would restrict emissions of GHGs from different industrial sectors.

At the international level, pursuant to the Paris Agreement, over 190 countries have committed to limiting their GHG emissions through individually-determined reduction goals every five years after 2020. In November 2020, the U.S. formally withdrew from the Paris Agreement. However, the U.S. rejoined the Paris Agreement on February 19, 2021. As part of rejoining the Paris Agreement, the former President announced that the U.S. would commit to a 50 to 52 percent reduction from 2005 levels of GHG emissions by 2030 and set the goal of reaching net-zero GHG emissions by 2050. In December 2023, the United Nations Climate Change Conference ("COP 28") held in Dubai issued its first global stocktake agreement, which called on parties, including the United States, to contribute to the transitioning away from fossil fuels, reduction of methane emissions, and increase in renewable energy capacity to achieve net zero emissions by 2050. On January 20, 2025, however, President Trump signed an executive order to withdraw the United States from the Paris Agreement, marking a significant shift in federal climate policy. Pursuant to the terms of the Paris Agreement, the withdrawal will take effect on January 27, 2026. State and local GHG initiatives may continue despite the U.S. withdrawal from the Paris Agreement. State, local, and international regulatory measures continue to have the potential to increase our operating costs through direct regulation of GHG emissions resulting from our operations and could also indirectly adversely affect our operations by decreasing demand for our services and products.

Our business could be impacted by initiatives to address greenhouse gases and climate change and incentives to conserve energy or use alternative energy sources. For example, the federal tax legislation enacted in 2022, includes incentives to increase renewable energy, such as wind and solar electric generation, and encourages consumers to use these alternative energy sources. Disbursements under the IRA, however, have been paused by the Trump Administration. Such federal tax legislation and similar state or federal initiatives to incentivize a shift away from fossil fuels could reduce demand for hydrocarbons, thereby reducing demand for our products and services and negatively impacting our business.

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

Changes in U.S. foreign trade policies, including the imposition of additional tariffs and other trade barriers, and efforts to withdraw from or materially modify international trade agreements, may materially and adversely affect our business, operations and financial condition.

Changes in U.S. foreign trade policies, including as a result of the Trump administration, could lead to the imposition of additional trade barriers and tariffs on the foreign import of certain materials and products. For example, effective February

4, 2025, the U.S. government implemented an additional tariff on goods being imported from China and announced additional tariffs for goods imported into the U.S. from Mexico and Canada beginning in March 2025. In addition, from time to time, certain leaders in the U.S. government, including in the Trump administration, have indicated a willingness to revise, renegotiate or terminate various existing bilateral and multilateral trade agreements. We cannot predict what additional changes to trade policy will be made by the Trump administration or Congress, including whether existing tariff policies will be maintained or modified, what products may be subject to such policies, or whether the entry into new bilateral or multilateral trade agreements will occur, nor can we predict the effects that any such changes would have on our business. However, such steps, if adopted, could increase our costs and adversely impact our business and operations. In addition, changes in U.S. trade policy have resulted, and could again result, in reactions from U.S. trading partners, including adopting responsive trade policies. For example, in response to the U.S. government’s additional tariff on imports from China, on February 4, 2025, the Chinese government announced that it would implement a tariff on certain goods being imported into China from the U.S. There can be no assurance that such changes in U.S. or foreign trade policy or in laws and policies governing foreign trade, and any resulting negative sentiments towards the United States as a result of such changes, would not materially and adversely affect our business, financial condition and results of operations.

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

Information technology systems present potential targets for cyber security attacks or security breaches, whether with us or a third party, which could adversely affect our business and result in the compromise of confidential, sensitive or proprietary information.

We are reliant on technology to improve efficiency in our business. Information technology systems are critical to our operations and those of our third-party providers with whom we are connected. These systems could be a potential target for a cyber-security attack as they are used to store and process sensitive information regarding our operations, financial position, and information pertaining to our customers and vendors. Dependence on automated systems may increase the risks related to operational systems failures and breaches of critical operational or financial controls, and tampering or deliberate manipulation of such systems may result in losses that are difficult to detect. Any material failure, interruption of service, compromise of data security, or cybersecurity threat or attack could adversely affect our relations with suppliers, customers, and regulators, and resulting in negative impacts to our market share, operations, and profitability. We will have to continually upgrade our infrastructure and applications to reduce or mitigate these risks. Security breaches in our information technology systems could result in theft, destruction, loss, misappropriation, or release of protected, confidential or other sensitive data including personal information of our employees, trade secrets, or other proprietary intellectual property that could adversely impact our future results. While we take the utmost precautions, we cannot guarantee safety from all threats and attacks. Some individuals and groups, including criminal organizations and state-sponsored groups, have attempted to gain unauthorized access to computer networks of U.S. businesses and mounted so-called “cyberattacks” to disable or disrupt computer systems, disrupt operations, and steal funds or data including through so-called “phishing” or social engineering schemes, which are attempts to obtain unauthorized access by targeted acts of deception against individuals with legitimate access to physical locations or information. For example, in 2021, a company in the midstream industry suffered a ransomware cyberattack that impacted computerized equipment managing a pipeline and resulted in the halt of the pipeline’s operations in order to contain the attack.

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

The regulatory environment surrounding data privacy and protection is constantly evolving and can be subject to significant change. New data protection laws pose increasingly complex compliance challenges and potentially elevate our costs. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance, and violations of applicable data protection laws can result in significant penalties. Any failure, or perceived failure, by us to adequately address privacy and cybersecurity concerns or comply with applicable data protection laws could result in proceedings or actions against us by governmental entities or others, subject us to significant fines, penalties, judgments, and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, or adversely affect our business. As noted above, we are also subject to the possibility of cyberattacks, which themselves may result in a violation of these laws.

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

    Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and therefore limited ability to influence management's decisions regarding our business. Unitholders did not elect our general partner or its directors and will have no right to elect our general partner or its directors on an annual or other continuing basis. Holdings, the sole member of MMGP, elects the Board of Directors.

    If unitholders are dissatisfied with the performance of our general partner, they will have a limited ability to remove our general partner. Our general partner generally may not be removed except upon the vote of the holders of at least 66 2/3% of the outstanding units voting together as a single class. As of December 31, 2024, Martin Resource Management Corporation owned 15.7% of our total outstanding common limited partner units and all of the ownership interests in MMGP, our general partner.

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

    As of December 31, 2024, Martin Resource Management Corporation owned 15.7% of our total outstanding common limited partner units and 100% of the ownership interests in MMGP. MMGP owns a 2% general partnership interest in us. Conflicts of interest may arise between Martin Resource Management Corporation and our general partner, on the one hand, and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of Martin Resource Management Corporation over the interests of our unitholders. Potential conflicts of interest between us, Martin Resource Management Corporation and our general partner could occur in many of our day-to-day operations including, among others, the following situations:

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

In general, the Partnership is entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during its taxable year. However, the deduction for "business interest" is limited to the sum of the Partnership’s business interest income and 30% of its "adjusted taxable income." For the purposes of this limitation, the Partnership’s adjusted taxable income is computed without regard to any business interest expense or business interest income and by taking into account any deduction allowable for depreciation, amortization, or depletion to the extent such depreciation, amortization, or depletion is not capitalized into cost of goods sold with respect to inventory. If the Partnership’s "business interest" is subject to limitation under these rules, unitholders will be limited in their ability to deduct their share of any interest expense that has been allocated to them. As a result, unitholders may be subject to limitation on their ability to deduct interest expenses incurred by the Partnership.

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

A portion of our taxable income is earned through MTI, which is a C corporation for federal tax purposes. C corporations are subject to federal income tax on their taxable income at the corporate tax rate, which is currently 21%, and will likely pay state (and possibly local) income tax at varying rates on their taxable income. Any such entity level taxes will reduce the cash available for distribution to our unitholders. Distributions from any such C corporation are generally taxed again to unitholders as dividend income to the extent of current and accumulated earnings and profits of such C corporation. As of December 31, 2024, the maximum federal income tax rate applicable to such qualified dividend income that is allocable to individuals was 20% (plus a 3.8% net investment income tax that applies to certain net investment income earned by individuals, estates and trusts). An individual unitholders’ share of dividend and interest income from MTI or other C corporation subsidiaries would constitute portfolio income that could not be offset by the unitholders’ share of our other losses or deductions.

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

Governance

The Board of Directors is acutely aware of the critical nature of managing risks associated with cybersecurity threats. The Board of Directors has established robust oversight mechanisms and is willing to cause the Partnership to expend significant resources to further enhance digital security or to remediate vulnerabilities to ensure effective governance in managing risks associated with cybersecurity threats. The Board of Directors recognizes the significance of these cybersecurity threats to our operational integrity and stakeholder confidence.

Board of Directors Oversight

The Partnership’s Board of Directors has oversight of cybersecurity risks. The Board of Directors is composed of board members with diverse expertise including, risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively.

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

In addition to our scheduled meetings, the Board of Directors, Director of Internal Audit, Director of Information Technology and CFO maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. Together, they receive updates on significant developments in the cybersecurity domain, ensuring the Board of Directors' oversight is proactive and responsive. The Board of Directors actively participates in strategic decisions related to cybersecurity, offering guidance and approval for major initiatives. This involvement ensures that cybersecurity considerations are integrated into the broader strategic objectives of the Partnership. The Board of Directors conducts an annual review of the Partnership’s cybersecurity posture and the effectiveness of its risk management strategies. This review helps in identifying areas for improvement and ensuring the alignment of cybersecurity efforts with the overall risk management framework.

Reporting to the Board of Directors

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

Market Information and Holders

Our common units are traded on the NASDAQ under the symbol "MMLP." As of February 24, 2025, there were approximately 167 holders of record and approximately 7,200 beneficial owners of our common units.

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

Our ability to distribute available cash is contractually restricted by the terms of our credit facility. Our credit facility contains covenants requiring us to maintain certain financial ratios. We are prohibited from making any distributions to unitholders if the distribution would cause a default or an event of default, or a default or an event of default exists, under our credit facility. Please read "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Description of Our Indebtedness - Credit Facility."

    Quarterly Distribution. On January 21, 2025, we declared a quarterly cash distribution of $0.005 per common unit for the fourth quarter of 2024, or $0.02 per common unit on an annualized basis, which was paid on February 14, 2025 to unitholders of record as of February 7, 2025.

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

Significant Recent Developments

Termination of Merger Agreement. On October 3, 2024, the Partnership, Martin Resource Management Corporation, MMGP, and Merger Sub, entered into the Merger Agreement pursuant to which Merger Sub agreed to merge with and into the Partnership, with the Partnership surviving as a wholly owned subsidiary of Parent (the “Merger”).

On December 26, 2024, Martin Resource Management Corporation and the Partnership (with the approval of the Conflicts Committee) entered into the Termination Agreement, pursuant to which the Merger Agreement was terminated. As a result, the Merger Agreement has no further force and effect. As a result of the termination of the Merger Agreement, the special meeting of the unitholders of the Partnership, which was to be held on December 30, 2024 for the purpose of voting on the Merger Agreement and the Merger, was cancelled.

Electronic Level Sulfuric Acid Joint Venture. On October 19, 2022, Martin ELSA Investment LLC, our affiliate, entered into definitive agreements with Samsung C&T America, Inc. and Dongjin USA, Inc., an affiliate of Dongjin Semichem Co., Ltd., to form DSM. DSM will produce and distribute ELSA. By leveraging our existing assets located in Plainview, Texas and installing the ELSA Facility as required, DSM will produce ELSA that meets the strict quality standards required by the recent advances in semiconductor manufacturing. In addition to owning a 10% non-controlling interest in DSM, we will be the exclusive provider of feedstock to the ELSA Facility. We, through our affiliate MTI, will also provide land transportation services for the ELSA produced by DSM. On April 1, 2024, we contributed $6.5 million to DSM, which represents the cash contribution required pursuant to DSM's limited liability agreement for our 10% non-controlling interest. Also, in conjunction with the formation of DSM, we contributed approximately 22 acres of land. As of December 31, 2024, we have funded approximately $27.6 million toward ELSA related project costs.

For more information about the potential physical effects of climate change and environmental regulation on our business, see our environmental and climate change related risk factors in Section 1A “Risk Factors.”

Subsequent Events

Quarterly Distribution. On January 21, 2025, we declared a quarterly cash distribution of $0.005 per common unit for the fourth quarter of 2024, or $0.02 per common unit on an annualized basis, which was paid on February 14, 2025 to unitholders of record as of February 7, 2025.

Amendment to Credit Facility. On February 13, 2025, we entered into an amendment (the “credit facility amendment”) to the credit facility (as defined below) to amended the interest coverage ratio and first lien leverage ratios for the fiscal quarters ending March 31, 2025, June 30, 2025 and September 30, 2025. See “Liquidity and Capital Resources — Description of Our Indebtedness — Credit Facility” below.

2025 Phantom Unit Plan. On February 11, 2025, the Board of Directors and the Compensation Committee approved the 2025 Plan, effective as of the same date. The 2025 Plan permits the awards of phantom units and phantom unit appreciation rights to any employee or non-employee director of the Partnership, including its executive officers. The awards may be time-based or performance-based and will be paid, if at all, in cash.

Critical Accounting Policies and Estimates

    Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated financial statements included elsewhere herein. We prepared these financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP" or "GAAP"). The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. You should also read Note 2, "Significant Accounting Policies" in Notes to Consolidated Financial Statements. The following table evaluates the potential impact of estimates utilized during the periods ended December 31, 2024 and 2023:

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Estimates and Assumptions
Impairment of Long-Lived Assets
We periodically evaluate whether the carrying value of long-lived assets has been impaired when circumstances indicate the carrying value of the assets may not be recoverable. These evaluations are based on undiscounted cash flow projections over the remaining useful life of the asset. The carrying value is not recoverable if it exceeds the sum of the undiscounted cash flows. Any impairment loss is measured as the excess of the asset's carrying value over its fair value.	Our impairment analyses require management to use judgment in estimating future cash flows and useful lives, as well as assessing the probability of different outcomes.	Applying this impairment review methodology, no impairment was recorded during the years ended December 31, 2024 or 2023.
Impairment of Goodwill
Goodwill is subject to a fair-value based
impairment test on an annual basis, or more frequently if events or changes in circumstances indicate that the fair value of any of our reporting units is less than its carrying amount. When assessing the recoverability of goodwill, we may first assess qualitative factors in determining
whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative assessment is not required. If an initial qualitative assessment indicates that it is more likely than not the carrying amount exceeds the fair value of a reporting unit, a quantitative analysis will be performed. We may also elect to bypass the qualitative assessment and proceed directly to a quantitative analysis depending on the facts and circumstances.	As part of the quantitative evaluation, we determine fair value using accepted valuation techniques, including discounted cash flow, the guideline public company method and the guideline transaction method. These analyses require management to make assumptions and estimates regarding industry and economic factors, future operating results and discount rates. We conduct impairment testing using present economic conditions, as well as future expectations.	Based upon the most recent annual review as of August 31, 2024, no goodwill impairment exists within our reporting units for the year ended December 31, 2024. No goodwill impairment was recorded during the year ended December 31, 2023.

Our Relationship with Martin Resource Management Corporation

Martin Resource Management Corporation directs our business operations through its ownership of our general partner and under the Omnibus Agreement. In addition to the direct expenses payable to Martin Resource Management Corporation under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. For the years ended December 31, 2024 and 2023, the Board of Directors approved reimbursement amounts of $13.5 million and $14.0 million, respectively, reflecting our allocable share of such expenses. The Board of Directors will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

Adjusted EBITDA and Credit Adjusted EBITDA. We define Adjusted EBITDA as EBITDA before unit-based compensation expenses, gains and losses on the disposition of property, plant and equipment, impairment and other similar non-cash adjustments, and transaction costs associated with business combination, merger, and divestiture activities. Adjusted EBITDA is used as a supplemental performance and liquidity measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts, and others, to assess:

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

The following tables reconcile the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the years ended December 31, 2024 and 2023, which represents EBITDA, Adjusted EBITDA, Credit Adjusted EBITDA, Distributable Cash Flow, and Adjusted Free Cash Flow:

Reconciliation of Net Loss to EBITDA, Adjusted EBITDA, and Credit Adjusted EBITDA

	Year Ended December 31,
	2024	2023
	(in thousands)
Net loss	$(5,207)	$(4,549)
Adjustments:
Interest expense	57,706	60,290
Income tax expense	4,197	5,918
Depreciation and amortization	50,787	49,895
EBITDA	107,483	111,554
Adjustments:
Gain on disposition of property, plant and equipment	(1,584)	(1,373)
Loss on extinguishment of debt	—	5,121
Transaction expenses related to the terminated Merger with Martin Resource Management Corporation	3,674	—
Equity in loss of DSM Semichem LLC	624	—
Non-cash contractual revenue deferral adjustment	221	—
Lower of cost or net realizable value and other non-cash adjustments	—	(12,850)
Unit-based compensation	187	163
Adjusted EBITDA	110,605	102,615
Adjustments:
Pro-forma adjustment related to ELSA project	2,655	—
Capitalized interest	1,153	310
Net loss associated with butane optimization business	—	2,256
Lower of cost or net realizable value and other non-cash adjustments	—	12,850
Credit Adjusted EBITDA	$114,413	$118,031

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA, Credit Adjusted EBITDA, Distributable Cash Flow, and Adjusted Free Cash Flow

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$48,351	$137,468
Interest expense [1]	52,221	54,112
Current income tax expense	3,943	1,732
Transaction expenses related to the terminated Merger with Martin Resource Management Corporation	3,674	—
Non-cash contractual revenue deferral adjustment	221	—
Lower of cost or market and other non-cash adjustments	—	(12,850)
Changes in operating assets and liabilities which (provided) used cash:
Accounts and other receivables, inventories, and other current assets	14,037	(97,149)
Trade, accounts and other payables, and other current liabilities	(10,424)	16,891
Other	(1,418)	2,411
Adjusted EBITDA	110,605	102,615
Pro-forma adjustment related to ELSA project	2,655	—
Capitalized interest	1,153	310
Net loss associated with butane optimization business	—	2,256
Lower of cost or net realizable value and other non-cash adjustments	—	12,850
Credit Adjusted EBITDA	114,413	118,031
Adjustments:
Interest expense	(57,706)	(60,290)
Income tax expense	(4,197)	(5,918)
Deferred income taxes	254	4,186
Amortization of deferred debt issuance costs	3,085	3,978
Amortization of discount on notes payable	2,400	2,200
Payments for plant turnaround costs	(10,897)	(4,825)
Maintenance capital expenditures	(23,233)	(24,277)
Distributable Cash Flow	24,119	33,085
Principal payments under finance lease obligations	(9)	(9)
Investment in DSM Semichem LLC	(6,938)	—
Expansion capital expenditures	(18,493)	(11,034)
Adjusted Free Cash Flow	$(1,321)	$22,042

1 Net of amortization of debt issuance costs and discount, which are included in interest expense but not included in net cash provided by operating activities.

Results of Operations

    The results of operations for the years ended December 31, 2024 and 2023 have been derived from our consolidated financial statements. Discussions of the year ended December 31, 2022 that are not included in this Annual Report on Form 10-K and year-to-year comparisons of the year ended December 31, 2023 and the year ended December 31, 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and the Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The following table sets forth our operating revenues and operating income by segment for the years ended December 31, 2024 and 2023.

	Operating Revenues	Revenues Intersegment Eliminations	Operating Revenues after Eliminations	Operating Income (loss)	Operating Income Intersegment Eliminations	Operating Income (loss) after Eliminations
	(In thousands)
Year Ended December 31, 2024:
Terminalling and storage	$96,555	$(7,488)	$89,067	$11,098	$(7,213)	$3,885
Specialty products	264,945	(95)	264,850	17,038	8,736	25,774
Sulfur services	129,772	(1)	129,771	18,531	14,491	33,022
Transportation	239,807	(15,873)	223,934	30,184	(16,014)	14,170
Indirect selling, general and administrative	—	—	—	(19,556)	—	(19,556)
Total	$731,079	$(23,457)	$707,622	$57,295	$—	$57,295

Year Ended December 31, 2023:
Terminalling and storage	$95,459	$(8,945)	$86,514	$14,532	$(8,856)	$5,676
Specialty products	346,863	(86)	346,777	17,109	13,226	30,335
Sulfur services	140,995	—	140,995	17,412	13,024	30,436
Transportation	240,926	(17,249)	223,677	33,701	(17,394)	16,307
Indirect selling, general and administrative	—	—	—	(16,030)	—	(16,030)
Total	$824,243	$(26,280)	$797,963	$66,724	$—	$66,724

Terminalling and Storage Segment

Comparative Results of Operations for the Years Ended December 31, 2024 and 2023

	Year Ended December 31,		Variance	Percent Change
	2024	2023
	(In thousands)

Revenues	$96,555	$95,459	$1,096	1%
Cost of products sold	72	75	(3)	(4)%
Operating expenses	60,409	57,393	3,016	5%
Selling, general and administrative expenses	3,324	2,070	1,254	61%
Depreciation and amortization	22,757	21,030	1,727	8%
	9,993	14,891	(4,898)	(33)%
Other operating income (loss), net	1,105	(359)	1,464	408%
Operating income	$11,098	$14,532	$(3,434)	(24)%

Shore-based throughput volumes (gallons)	170,407	162,363	8,044	5%
Smackover refinery throughput volumes (guaranteed minimum BBL per day)	6,500	6,500	—	—%

Revenues. Revenues increased $1.1 million. Revenue at our shore-based terminals increased $2.7 million, including $1.9 million in fuel throughput and $0.8 million in space rent. In addition, revenue at our specialty terminals increased $1.8 million primarily as a result of higher throughput and service revenue. Revenue at our Smackover refinery decreased $3.2 million as a result of decreases in natural gas surcharge of $3.3 million due to a reduction in usage, throughput revenue of $0.2 million and pipeline revenue of $0.1 million, offset by an increase in reservation fees of $0.3 million.

Cost of products sold. Cost of products sold remained relatively consistent.

Operating expenses. Operating expenses increased $3.0 million. Expenses at our specialty terminals increased $3.6 million due to increases in insurance premiums of $1.1 million (higher rates), employee-related expenses of $1.0 million, repairs and maintenance of $1.0 million and hurricane expenses of $0.2 million. Expenses at our Smackover refinery decreased $0.4 million, primarily due to a decrease in natural gas utilities of $3.7 million due to a reduction in usage. This was offset by increases in insurance claims of $1.5 million (crude pipeline spill), operating supplies of $0.7 million, repairs and maintenance of $0.5 million, lease expense of $0.3 million related to operating equipment, and insurance premiums of $0.2 million (higher rates).

Selling, general and administrative expenses. Selling, general and administrative expenses increased primarily as a result of increased employee-related expenses.

Depreciation and amortization. The increase in depreciation and amortization is primarily the result of capital expenditures, offset by recent disposals.

Other operating income (loss), net. Other operating income (loss), net represents gains and losses from the disposition of property, plant and equipment.

Transportation Segment

Comparative Results of Operations for the Years Ended December 31, 2024 and 2023

	Year Ended December 31,		Variance	Percent Change
	2024	2023
	(In thousands)
Revenues	$239,807	$240,926	$(1,119)	—%
Operating expenses	185,813	184,334	1,479	1%
Selling, general and administrative expenses	11,496	9,787	1,709	17%
Depreciation and amortization	13,027	14,879	(1,852)	(12)%
	29,471	31,926	(2,455)	(8)%
Other operating income, net	713	1,775	(1,062)	(60)%
Operating income	$30,184	$33,701	$(3,517)	(10)%

Revenues. Revenues decreased $1.1 million. In our marine transportation division, inland revenues increased $2.0 million, primarily related to higher transportation rates, offset by a decrease in utilization associated with equipment repairs and regulatory inspections. Offshore revenues increased $0.8 million, primarily related to higher transportation rates, offset by a decrease in utilization associated with regulatory inspections. Pass-through revenue (primarily fuel) decreased $1.1 million. In our land transportation division, freight revenue increased $4.2 million, primarily due to a 3% increase in total miles. Ancillary revenue (primarily fuel) decreased $6.9 million.

Operating expenses. The increase in operating expenses is primarily a result of increased lease expense of $5.1 million related to new equipment, employee-related expenses of $1.2 million, insurance premiums and claims of $1.2 million, and outside hauls and towing of $0.5 million, offset by decreases in repairs and maintenance of $4.0 million and pass through expenses (primarily fuel) of $2.8 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased primarily due to higher employee-related expenses.

Depreciation and amortization. The decrease in depreciation and amortization is primarily the result of recent disposals, offset by capital expenditures.

Other operating income, net. Other operating income, net represents gains from the disposition of property, plant and equipment.

Sulfur Services Segment

Comparative Results of Operations for the Years Ended December 31, 2024 and 2023

	Year Ended December 31,		Variance	Percent Change
	2024	2023
	(In thousands)
Revenues:
Services	$14,572	$13,430	$1,142	9%
Products	115,200	127,565	(12,365)	(10)%
Total revenues	129,772	140,995	(11,223)	(8)%

Cost of products sold	79,984	93,842	(13,858)	(15)%
Operating expenses	12,178	13,143	(965)	(7)%
Selling, general and administrative expenses	7,012	5,925	1,087	18%
Depreciation and amortization	11,769	10,690	1,079	10%
	18,829	17,395	1,434	8%
Other operating income (loss), net	(298)	17	(315)	(1,853)%
Operating income	$18,531	$17,412	$1,119	6%

Sulfur (long tons)	407.0	478.0	(71.0)	(15)%
Fertilizer (long tons)	223.0	254.0	(31.0)	(12)%
Sulfur services volumes (long tons)	630.0	732.0	(102.0)	(14)%

    Services revenues.  Services revenues increased $0.7 million associated with reservation revenue from the ELSA joint venture beginning in the fourth quarter 2024. Additional increases were the result of a contractually prescribed, index-based fee adjustment.

Products revenues.  Products revenues decreased $18.7 million as a result of a 14% drop in sales volumes, primarily related to a 15% decrease in sulfur volumes. Products revenues increased an offsetting $6.3 million due to a 5% rise in average sales prices.

Cost of products sold.  A 14% decrease in sales volumes resulted in a decrease in cost of products sold of $12.9 million. A 1% decrease in product cost impacted cost of products sold by $0.9 million, resulting from reduced commodity prices. Margin per ton increased $9.83, or 21%.

Operating expenses. Operating expenses decreased due to reductions of $0.7 million in marine pass-through expense, $0.4 million in utilities expenses, $0.2 million in outside services, $0.1 million in contract labor, and $0.1 million in marine operating expense. These reductions were offset by an increase of $0.4 million in repairs and maintenance and $0.2 million in employment expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $1.1 million due to higher employee-related costs.

Depreciation and amortization.  Depreciation and amortization increased $1.1 million largely due to the amortization of higher turnaround costs offset by lower depreciation associated with certain assets becoming fully depreciated.

    Other operating income (loss), net.  Other operating income (loss), net represents gains and losses from the disposition of property, plant and equipment.

Specialty Products Segment

    Comparative Results of Operations for the Years Ended December 31, 2024 and 2023

	Year Ended December 31,		Variance	Percent Change
	2024	2023
	(In thousands)
Products revenues	$264,945	$346,863	(81,918)	(24)%
Cost of products sold	237,403	319,200	(81,797)	(26)%
Operating expenses	102	78	24	31%
Selling, general and administrative expenses	7,232	7,120	112	2%
Depreciation and amortization	3,234	3,296	(62)	(2)%
	16,974	17,169	(195)	(1)%
Other operating income (loss), net	64	(60)	124	207%
Operating income	$17,038	$17,109	$(71)	—%

NGL sales volumes (Bbls)	2,307	3,681	(1,374)	(37)%
Other specialty products volumes (Bbls)	346	367	(21)	(6)%
Total specialty products volumes (Bbls)	2,653	4,048	(1,395)	(34)%

    Products revenues. Product revenues decreased $70.5 million due to the exit of the butane optimization business in the second quarter 2023. For the remaining products, sales volumes decreased 3%, lowering revenues by $7.6 million, primarily related to a 6% decrease in other specialty products sales volume. Our average sales price per barrel decreased $1.37, or 1%, decreasing revenues by $3.7 million.

    Cost of products sold.  Cost of products sold decreased $72.3 million due to the exit of the butane optimization business in the second quarter 2023. For the remaining products, the decrease in sales volumes of 3% resulted in a $6.8 million reduction to cost of products sold. Our average cost per barrel decreased $0.98, or 1%, decreasing cost of products sold by $2.7 million. Our margins decreased $0.39 per barrel, or 4%, during the period.

    Operating expenses.  Operating expenses remained relatively consistent.

    Selling, general and administrative expenses.  Selling, general and administrative expenses increased primarily due to higher employee-related costs.

Depreciation and amortization. Depreciation and amortization decreased due to certain assets becoming fully depreciated during the third quarter of 2023.

    Other operating income (loss), net.  Other operating income (loss), net represents gains and losses from the disposition of property, plant and equipment.

Interest Expense

    Comparative Components of Interest Expense, Net for the Years Ended December 31, 2024 and 2023

	Year Ended December 31,		Variance	Percent Change
	2024	2023
	(In thousands)
Credit facility	$6,332	$7,587	$(1,255)	(17)%
Senior notes	46,000	45,352	648	1%
Amortization of deferred debt issuance costs	3,085	3,978	(893)	(22)%
Amortization of debt discount	2,400	2,200	200	9%
Other	1,042	1,483	(441)	(30)%
Finance leases	4	1	—	(100)%
Capitalized interest	(1,153)	(310)	(843)	(272)%
Total interest expense, net	$57,706	$60,290	$(2,584)	(4)%

Indirect Selling, General and Administrative Expenses

	Year Ended December 31,		Variance	Percent Change
	2024	2023
	(In thousands)
Indirect selling, general and administrative expenses	$19,556	$16,030	$3,526	22%

    Indirect selling, general and administrative expenses increased primarily due to transaction expenses associated with the terminated Merger with Martin Resource Management Corporation of $3.7 million and increased insurance claims expense of $0.8 million, offset by a $0.5 million decrease in the indirect expenses allocated from Martin Resource Management Corporation.

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

    Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. The Board of Directors approved the following reimbursement amounts:

	Year Ended December 31,		Variance	Percent Change
	2024	2023
	(In thousands)
Board of Directors approved reimbursement amount	$13,508	$13,982	$(474)	(3)%

    The amounts reflected above represent our allocable share of such expenses. The Board of Directors will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

Cash Flows - Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

    The following table details the cash flow changes between the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Variance	Percent Change
	2024	2023
	(In thousands)
Net cash provided by (used in):
Operating activities	$48,351	$137,468	$(89,117)	(65)%
Investing activities	(58,601)	(33,660)	(24,941)	(74)%
Financing activities	10,251	(103,799)	114,050	110%
Net increase (decrease) in cash and cash equivalents	$1	$9	$(8)	(89)%

    Net cash provided by operating activities. Net cash provided by operating activities for the year ended December 31, 2024 decreased $89.1 million, primarily as a result of an unfavorable variance in changes in working capital of $80.0 million, primarily resulting from the exit of the butane optimization business in May of 2023, combined with a decrease in operating results and non-cash items of $9.1 million.

    Net cash used in investing activities. Net cash used in investing activities for the year ended December 31, 2024 increased $24.9 million. An increase in cash used of $13.8 million resulted from higher payments for capital expenditures and plant turnaround costs, cash used to make the initial contribution in DSM of $6.9 million, and a decrease of $4.2 million in net proceeds received from the sale of property, plant and equipment.

    Net cash provided by (used in) financing activities. Net cash provided by financing activities for the year ended December 31, 2024 increased $114.1 million primarily as a result of the 2023 period, including net pay downs of long-term debt of $88.7 million, primarily resulting from the exit of the butane optimization business, combined with decreased debt issuance costs of $14.3 million.

Total Contractual Obligations

A summary of our total contractual cash obligations as of December 31, 2024 is as follows (dollars in thousands):

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Credit facility	$53,500	$—	$53,500	$—	$—
11.5% senior secured notes, due 2028	400,000	—	—	400,000	—
Operating leases	78,479	24,137	36,698	13,289	4,355
Finance leases	69	14	31	24	—
Interest payable on finance lease obligations	9	4	5	—	—
Interest payable on fixed long-term debt obligations	142,926	46,000	92,000	4,926	—
Total contractual cash obligations	$674,983	$70,155	$182,234	$418,239	$4,355

The interest payable under our credit facility is not reflected in the above table because such amounts depend on the outstanding balances and interest rates, which vary from time to time.

Letters of Credit. At December 31, 2024, we had outstanding irrevocable letters of credit in the amount of $9.2 million, which were issued under our credit facility.

Off Balance Sheet Arrangements.  We do not have any off-balance sheet financing arrangements.

Description of Our Indebtedness

Credit Facility

At December 31, 2024, we maintained a $150.0 million credit facility that matures February 8, 2027. As of December 31, 2024, we had $53.5 million outstanding under the credit facility and $9.2 million of outstanding irrevocable letters of credit, leaving a maximum amount available to be borrowed under our credit facility for future borrowings and letters of credit of $87.3 million. After giving effect to our then current borrowings, outstanding letters of credit and the financial covenants contained in our credit facility, we had the ability to borrow approximately $80.7 million in additional amounts thereunder as of December 31, 2024.

Effective February 8, 2023, in connection with the completion of our sale of the 2028 Notes, we amended our credit facility (as further amended from time to time, the "credit facility”) to, among other things, reduce the commitments thereunder from $275.0 million to $200.0 million (with further scheduled reductions to $175.0 million on June 30, 2023 and $150.0 million on June 30, 2024) and extend the scheduled maturity date of the credit facility to February 8, 2027. The commitments under the credit facility can be increased from time to time upon our request, subject to certain conditions (including the consent of the increasing lenders), up to an additional $50.0 million.

The credit facility is used for ongoing working capital needs and general partnership purposes, including to finance permitted investments, acquisitions and capital expenditures. The level of outstanding draws on our credit facility from January 1, 2024 through December 31, 2024, ranged from a low of $40.5 million to a high of $102.5 million.

The credit facility is guaranteed by substantially all of our subsidiaries, other than Martin ELSA Investment LLC. Obligations under the credit facility are secured by first priority liens on substantially all of our assets and those of the guarantors, including, without limitation, inventory, accounts receivable, bank accounts, marine vessels, equipment, fixed assets and the interests in certain subsidiaries.

We may prepay all amounts outstanding under the credit facility at any time without premium or penalty (other than customary breakage costs associated with Term SOFR (as defined in the credit facility), subject to certain notice requirements. The credit facility requires mandatory prepayments of amounts outstanding thereunder with excess cash that exceeds $25.0 million and the net proceeds of certain asset sales.

Indebtedness under the credit facility bears interest at our option at the Adjusted Term SOFR (as defined in the credit facility), plus an applicable margin, or the Alternate Base Rate (the highest of the Federal Funds Rate plus 0.50%, the one-month Adjusted Term SOFR plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin. We pay a per annum fee on all letters of credit issued under the credit facility, and we pay a commitment fee per annum on the unused revolving credit commitments under the credit facility. The letter of credit fee, the commitment fee and the applicable margins for our interest rate vary quarterly based on our Total Leverage Ratio (as defined in the credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows:

Leverage Ratio	ABR Loans	Term SOFR Rate Loans and Letters of Credit
Less than 3.00 to 1.00	1.75%	2.75%
Greater than or equal to 3.00 to 1.00 and less than 3.50 to 1.00	2.00%	3.00%
Greater than or equal to 3.50 to 1.00 and less than 4.00 to 1.00	2.25%	3.25%
Greater than or equal to 4.00 to 1.00 and less than 4.50 to 1.00	2.50%	3.50%
Greater than or equal to 4.50 to 1.00	2.75%	3.75%

    The applicable margin for Adjusted Term SOFR borrowings at December 31, 2024 was 3.50%. The applicable margin for Adjusted Term SOFR borrowings at February 24, 2025 is 3.25%.

Effective February 13, 2025, we entered into the credit facility amendment to modify the financial covenants in our credit facility. The credit facility amendment includes financial covenants that are tested on a quarterly basis, based on the rolling four quarter period that ends on the last day of each fiscal quarter, that require maintenance of:

• a minimum Interest Coverage Ratio (as defined in the credit facility) of at least 2.00:1.00 for the fiscal quarter ended December 31, 2024, stepping down to 1.75:1.00 for the fiscal quarters ending March 31, 2025, June 30, 2025 and September 30, 2025, and stepping back up to 2.00:1.00 for the fiscal quarter ending December 31, 2025 and each fiscal quarter thereafter;
• a maximum First Lien Leverage Ratio (as defined in the credit facility) of not more than 1.50:1.00 for the fiscal quarter ended December 31, 2024, stepping down to 1.25:1.00 for the fiscal quarters ending March 31, 2025, June 30, 2025 and September 30, 2025, and stepping back up to 1.50:1.00 for the fiscal quarter ending December 31, 2025 and each fiscal quarter thereafter.

In addition, the credit facility contains various covenants, which, among other things, limit our and our subsidiaries’ ability to: (i) grant or assume liens; (ii) make investments (including investments in our joint ventures) and acquisitions; (iii) enter into certain types of hedging agreements; (iv) incur or assume indebtedness; (v) sell, transfer, assign or convey assets; (vi) repurchase our equity, make distributions (including a limit on our ability to make quarterly distributions to unitholders in excess of $0.005 per unit unless our Total Leverage Ratio is below 3.75:1:00, pro forma first lien leverage is less than 1.00 to 1.00, and our pro forma liquidity is greater than or equal to 35% of the commitments under our credit facility) and certain other restricted payments; (vii) change the nature of our business; (viii) engage in transactions with affiliates; (ix) enter into certain burdensome agreements; (x) make certain amendments to the Omnibus Agreement and our material agreements; and (xi) permit our joint ventures to incur indebtedness or grant certain liens.

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

    At December 31, 2024, we had cash and cash equivalents of $0.05 million and available borrowing capacity of $87.3 million under our credit facility with $53.5 million of borrowings outstanding. After giving effect to our then current borrowings, letters of credit, and the financial covenants contained in our credit facility, we had the ability to borrow approximately $80.7 million in additional amounts thereunder as of December 31, 2024.

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

    The Partnership is in compliance with all debt covenants as of December 31, 2024 and expects to be in compliance for the next twelve months.

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

Impact of Inflation

Inflation did not have a material impact on our results of operations in 2024, 2023 or 2022. Inflation may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies. In the future, increasing energy prices for products consumed by our operations, such as diesel fuel, natural gas, chemicals, and other supplies, could adversely affect our results of operations. An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

    Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during 2024, 2023 or 2022.

On June 15, 2024, the Partnership experienced a spill of less than 2,500 barrels of crude oil from its transfer pipeline connecting the Sandyland Terminal to the refinery in Smackover, Union County, Arkansas. The Partnership promptly coordinated with the U.S Environmental Protection Agency (the “EPA”), Arkansas Department of Energy and Environment (the “ADEE”), and Arkansas Game and Fish Commission, dedicating the necessary resources, equipment, and personnel to expedite oil recovery and cleanup activities. In October 2024, the EPA transitioned the Partnership’s response from emergency response status to remediation status under ADEE oversight. On October 11, 2024, the ADEE notified the Partnership that documentation, observations, and data indicated the Partnership completed all remedial actions to the maximum practical extent, apart from providing additional water samples. No further remediation is required at this time. The Partnership submitted a claim related to the spill, which was accepted by its insurance carriers, subject to a reservation of rights. The Partnership’s deductibles under the applicable insurance policies total $1.5 million and such deductible expense has been recorded by the Partnership in the Consolidated Statements of Operations for the year ended December 31, 2024. As of February 24, 2025, no fines or penalties have been assessed in relation to the spill.

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

For derivatives designated in cash flow hedging relationships, we record the gains and losses from the use of these instruments in accumulated other comprehensive income (loss) on the consolidated balance sheets and subsequently recognize the accumulated gains and losses into cost of products sold in the same period when the associated underlying transactions occur. At December 31, 2024, we had no outstanding hedge positions. See Note 11, "Derivative Instruments and Hedging Activities," in Item 8 for further information on our outstanding derivatives.

All outstanding commodity derivative positions were closed prior to December 31, 2024.
Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 8.18% as of December 31, 2024. Based on the amount of unhedged floating rate debt owed by us on December 31, 2024, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $0.5 million annually.

We are not exposed to changes in interest rates with respect to our 2028 Notes as these obligations are at a fixed rate. Based on the quoted prices for identical liabilities in markets that are not active at December 31, 2024, the estimated fair value of the 2028 Notes was $436.2 million. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of a 100 basis point increase in interest rates. Such an increase in interest rates at December 31, 2024 would result in a $9.1 million decrease in the fair value of our 2028 Notes.

Item 8.	Financial Statements and Supplementary Data

The following financial statements of Martin Midstream Partners L.P. (Partnership) are listed below:

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors
Martin Midstream Partners L.P. and Martin Midstream GP LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Martin Midstream Partners L.P. and subsidiaries (the Partnership) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in capital (deficit), and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2025 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

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

Sufficiency of audit evidence over revenue

As discussed in Note 5 to the consolidated financial statements, the Partnership recorded approximately $708 million of revenue for the year ended December 31, 2024. Revenue is derived from various revenue streams including throughput and storage; land transportation, inland marine transportation and offshore marine transportation; sulfur and fertilizer product sales, sulfur services, and natural gas liquids and lubricant product sales. The Partnership’s processes used to record revenue differ for each of these revenue streams, as do the related information technology (IT) systems for certain of these revenue streams.

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

The following are the primary procedures we performed to address this critical audit matter. We, with the assistance of IT professionals, applied auditor judgment to determine the nature and extent of procedures to be performed over revenue, including the determination of the revenue streams over which those procedures were performed. For each revenue stream where procedures were performed, we evaluated the design and tested the operating effectiveness of certain internal controls over the Partnership’s process to record revenue, and involved IT professionals, who assisted in testing certain IT applications. For certain revenue streams where procedures were performed, we assessed the recorded revenue by selecting a sample of transactions and comparing the revenue recorded for consistency with the underlying contractual documentation and comparing with the related customer payment received associated with the transactions. For other revenue streams where procedures were performed, we performed a software-assisted data analysis to test relationships among certain revenue transactions. Through these procedures we then compared the amounts recognized for consistency with underlying documentation, including contracts or payment and transaction support. We evaluated the sufficiency of audit evidence obtained over revenue by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Partnership’s auditor since 2002.

Dallas, Texas
February 24, 2025

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors
Martin Midstream Partners L.P. and Martin Midstream GP LLC:

Opinion on Internal Control Over Financial Reporting

We have audited Martin Midstream Partners L.P. and subsidiaries' (the Partnership) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in capital (deficit), and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Dallas, Texas
February 24, 2025

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2024	2023
Assets
Cash	$55	$54
Trade and accrued accounts receivable, less allowance for doubtful accounts of $940 and $530, respectively	53,569	53,293
Inventories	51,707	43,822
Due from affiliates	13,694	7,924
Other current assets	11,454	9,220
Total current assets	130,479	114,313

Property, plant and equipment, at cost	954,059	918,786
Accumulated depreciation	(648,609)	(612,993)
Property, plant and equipment, net	305,450	305,793

Goodwill	16,671	16,671
Right-of-use assets	67,140	60,359
Investment in DSM Semichem LLC	7,314	—
Deferred income taxes, net	9,946	10,200
Intangibles and other assets, net	1,509	2,039
	$538,509	$509,375
Liabilities and Partners’ Capital (Deficit)
Current portion of long term debt and finance lease obligations	$14	$—
Trade and other accounts payable	61,599	51,653
Product exchange payables	798	426
Due to affiliates	4,927	6,334
Income taxes payable	1,283	652
Other accrued liabilities	46,880	41,499
Total current liabilities	115,501	100,564

Long-term debt, net	437,635	421,173
Finance lease obligations	55	—
Operating lease liabilities	47,815	45,684
Other long-term obligations	7,942	6,578
Total liabilities	608,948	573,999
Commitments and contingencies
Partners’ capital (deficit)	(70,439)	(64,624)
Total partners’ capital (deficit)	(70,439)	(64,624)
	$538,509	$509,375

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Terminalling and storage *	$89,067	$86,514	$80,193
Transportation *	223,934	223,677	219,008
Sulfur services	14,572	13,430	12,337
Product sales: *
Specialty products	264,850	346,777	540,513
Sulfur services	115,199	127,565	166,827
	380,049	474,342	707,340
Total revenues	707,622	797,963	1,018,878

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Specialty products *	228,600	305,903	503,225
Sulfur services *	68,364	83,702	120,062
Terminalling and storage *	72	75	19
	297,036	389,680	623,306
Expenses:
Operating expenses *	255,586	252,211	251,886
Selling, general and administrative *	48,502	40,826	41,812
Depreciation and amortization	50,787	49,895	56,280
Total costs and expenses	651,911	732,612	973,284
Other operating income (loss), net	1,584	1,373	5,669
Operating income	57,295	66,724	51,263

Other income (expense):
Interest expense, net	(57,706)	(60,290)	(53,665)
Equity in loss of DSM Semichem LLC	(624)	—	—
Loss on extinguishment of debt	—	(5,121)	—
Other, net	25	56	(5)
Total other income (expense)	(58,305)	(65,355)	(53,670)
Net income (loss) before taxes	(1,010)	1,369	(2,407)
Income tax expense	(4,197)	(5,918)	(7,927)
Net loss	(5,207)	(4,549)	(10,334)
Less general partner's interest in net loss	104	91	207
Less loss allocable to unvested restricted units	25	14	40
Limited partners' interest in net loss	$(5,078)	$(4,444)	$(10,087)

Net loss per unit attributable to limited partners - basic and diluted	$(0.13)	$(0.11)	$(0.26)
Weighted average limited partner units - basic and diluted	38,831,355	38,771,657	38,726,048

*Related Party Transactions Shown Below

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit amounts)
*Related Party Transactions Included Above

	Year Ended December 31,
	2024	2023	2022
Revenues:
Terminalling and storage	$71,799	$72,138	$66,867
Transportation	33,250	29,276	28,393
Sulfur Services	664	—	—
Product sales	457	8,767	554
Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Specialty products	31,789	35,930	39,356
Sulfur services	11,915	11,182	10,717
Terminalling and storage	72	75	19
Expenses:
Operating expenses	106,831	100,851	93,630
Selling, general and administrative	39,385	32,021	31,758

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars and units in thousands, except per unit amounts)

	Year Ended December 31,
	2024	2023	2022

Net loss	$(5,207)	$(4,549)	$(10,334)
Changes in fair values of commodity cash flow hedges	—	—	(816)
Comprehensive loss	$(5,207)	$(4,549)	$(11,150)

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (DEFICIT)
(Dollars in thousands)

	Partners’ Capital (Deficit)
	Common		General Partner Amount	Accumulated Other Comprehensive Income
	Units	Amount			Total
Balances – December 31, 2021	38,802,750	$(50,741)	$1,888	$816	(48,037)

Net loss	—	(10,127)	(207)	—	(10,334)
Issuance of time-based restricted units	48,000	—	—	—	—
Cash distributions	—	(777)	(16)	—	(793)
Changes in fair values of commodity cash flow hedges	—	—	—	(816)	(816)
Excess carrying value of the assets over the purchase price paid by Martin Resource Management	—	374	—	—	374
Unit-based compensation	—	161	—	—	161
Balances – December 31, 2022	38,850,750	(61,110)	1,665	—	(59,445)

Net loss	—	(4,458)	(91)	—	(4,549)
Issuance of time-based restricted units	64,056	—	—	—	—
Cash distributions	—	(777)	(16)	—	(793)
Unit-based compensation	—	163	—	—	163
Balances – December 31, 2023	38,914,806	(66,182)	1,558	—	(64,624)

Net loss	—	(5,103)	(104)	—	(5,207)
Issuance of time-based restricted units	86,280	—	—	—	—
Cash distributions	—	(779)	(16)	—	(795)
Unit-based compensation	—	187	—	—	187
Balances – December 31, 2024	39,001,086	$(71,877)	$1,438	$—	$(70,439)

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(5,207)	$(4,549)	$(10,334)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50,787	49,895	56,280
Amortization and write-off of deferred debt issue costs	3,085	3,978	3,152
Amortization of discount on notes payable	2,400	2,200	—
Deferred income tax expense	254	4,186	5,744
Gain on disposition or sale of property, plant, and equipment	(1,584)	(1,373)	(5,669)
Loss on extinguishment of debt	—	5,121	—
Equity in loss of DSM Semichem LLC	624	—	—
Derivative income	—	—	(901)
Net cash received for commodity derivatives	—	—	85
Unit-based compensation	187	163	161
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	(276)	26,348	4,579
Inventories	(8,079)	65,976	(47,678)
Due from affiliates	(5,770)	86	6,399
Other current assets	88	4,739	(1,479)
Trade and other accounts payable	10,228	(17,539)	486
Product exchange payables	372	394	(1,374)
Due to affiliates	(1,407)	(2,613)	7,123
Income taxes payable	631	(13)	280
Other accrued liabilities	600	2,880	(2,087)
Change in other non-current assets and liabilities	1,418	(2,411)	1,381
Net cash provided by operating activities	48,351	137,468	16,148
Cash flows from investing activities:
Payments for property, plant, and equipment	(42,008)	(34,317)	(27,237)
Payments for plant turnaround costs	(10,897)	(4,825)	(5,176)
Investment in DSM Semichem LLC	(6,938)	—	—
Proceeds from sale of property, plant, and equipment	1,242	5,482	7,769
Net cash used in investing activities	(58,601)	(33,660)	(24,644)
Cash flows from financing activities:
Payments of long-term debt	(244,500)	(632,197)	(393,740)
Payments under finance lease obligations	(9)	(9)	(279)
Proceeds from long-term debt	255,578	543,489	404,650
Excess purchase price over carrying value of acquired assets	—	—	(1,285)
Payments of debt issuance costs	(23)	(14,289)	(64)
Cash distributions paid	(795)	(793)	(793)
Net cash provided by (used in) financing activities	10,251	(103,799)	8,489

Net increase (decrease) in cash	1	9	(7)
Cash at beginning of year	54	45	52
Cash at end of year	$55	$54	$45

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

    Martin Resource Management Corporation indirectly owns, through its wholly owned subsidiary, Martin Resource LLC, 100% of MMGP Holdings, LLC ("Holdings"), which is the sole member of Martin Midstream GP LLC ("MMGP"), the general partner of the Partnership. As a result, Martin Resource Management Corporation indirectly owns 100% of MMGP.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(a)       Principles of Presentation and Consolidation

    The consolidated financial statements include the financial statements of the Partnership and its wholly owned subsidiaries and equity method investees. In the opinion of the management of the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. In addition, the Partnership evaluates its relationships with other entities to identify whether they are variable interest entities under certain provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), 810-10 and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Partnership is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with ASC 810-10. No such variable interest entities existed as of December 31, 2024 or 2023.

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

Based upon the most recent annual review as of August 31, 2024, no goodwill impairment exists within the Partnership's reporting units for the year ended December 31, 2024. No goodwill impairment was recorded for the years ended December 31, 2023 or 2022.

Other intangible assets that have finite lives are tested for impairment when events or circumstances indicate that the carrying value may not be recoverable. An impairment is indicated if the carrying amount of a long-lived intangible asset exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If impairment is indicated, the Partnership would record an impairment loss equal to the difference between the carrying value and the fair value of the asset. There were no intangible asset impairments for the years ended December 31, 2024, 2023 or 2022.

(h)      Debt Issuance Costs

Debt issuance costs relating to the Partnership’s credit facility and senior notes are deferred and amortized over the terms of the debt arrangements and are shown, net of accumulated amortization, as a reduction of the related long-term debt.

In connection with the issuance, amendment, expansion and restatement of debt arrangements, the Partnership incurred debt issuance costs of $23, $14,289 and $64 in the years ended December 31, 2024, 2023 and 2022, respectively.

Amortization and write-off of debt issuance costs, which is included in interest expense, totaled $3,085, $3,978 and $3,152 for the years ended December 31, 2024, 2023 and 2022, respectively. Accumulated amortization amounted to $32,397 and $29,313 at December 31, 2024 and 2023, respectively.

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

The Partnership identified a triggering event related to a certain asset group in its transportation segment in 2022. The Partnership performed a recoverability test and concluded the estimated undiscounted cash flows expected to be generated by the asset group exceeded the carrying value of the asset group and no impairment was recorded.

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

The Partnership's financial statements recognize the current and deferred income tax consequences that result from the activities of its wholly owned C-Corporation subsidiary, Martin Transport, Inc. ("MTI"), during the current period pursuant to the provisions of the FASB ASC 740 related to income taxes. As a result of the common control transaction with the Partnership, the deferred tax consequences of the changes in the tax bases of MTI’s assets and liabilities were included in equity under the provisions of ASC 740-20-45-11.

With respect to MTI, income taxes are accounted for under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 requires annual and interim disclosures that are expected to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The provisions of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Partnership adopted ASU 2023-07 and its expanded segment disclosure requirements in compliance with the required adoption guidelines.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” ("ASU 2023-09"), which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The provisions of ASU 2023-09 are effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. ASU 2023-09 will result in the required additional disclosures being included in the Partnership's consolidated financial statements, once adopted.

NOTE 4. EXIT ACTIVITIES AND DIVESTITURES

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

	2024	2023	2022
Products revenue	$—	$70,539	$172,756
Cost of products sold	—	72,283	190,677
Selling, general and administrative expenses	—	512	2,094
	$—	$(2,256)	$(20,015)

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
NOTE 5. REVENUE

    The following table disaggregates our revenue by major source:

	2024	2023	2022

Terminalling and storage segment
Throughput and storage	$89,067	$86,514	$80,193
	$89,067	$86,514	$80,193
Transportation segment
Land transportation	$165,353	$166,717	$166,631
Inland transportation	51,826	50,890	45,050
Offshore transportation	6,755	6,070	7,327
	$223,934	$223,677	$219,008
Sulfur service segment
Sulfur product sales	$31,347	$30,170	$42,247
Fertilizer product sales	83,852	97,395	124,580
Sulfur services	14,572	13,430	12,337
	$129,771	$140,995	$179,164
Specialty products segment
Natural gas liquids product sales	$144,238	$214,713	$398,422
Lubricant product sales	120,612	132,064	142,091
	$264,850	$346,777	$540,513

Total revenues	$707,622	$797,963	$1,018,878

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

	2025	2026	2027	2028	2029	Thereafter	Total
Terminalling and Storage
Throughput and storage	$44,774	$46,117	$47,500	$48,990	$50,393	$105,367	$343,141
Specialty Products
Natural Gas Liquids	6,657	3,867	—	—	—	—	10,524
Sulfur Services
Product sales	14,237	14,237	14,237	—	—	—	42,711
Service revenues	11,234	10,259	4,038	3,540	3,540	34,515	67,126
Total	$76,902	$74,480	$65,775	$52,530	$53,933	$139,882	$463,502

NOTE 6. INVENTORIES

Components of inventories at December 31, 2024 and 2023 were as follows:

	2024	2023
Natural Gas Liquids	$2,814	$3,679
Sulfur	1,440	817
Fertilizer	18,463	13,411
Lubricants	23,227	20,057
Other	5,763	5,858
	$51,707	$43,822

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
NOTE 7. PROPERTY, PLANT, AND EQUIPMENT

At December 31, 2024 and 2023, property, plant and equipment consisted of the following:

	Depreciable Lives	2024	2023
Land	—	$18,812	$18,818
Improvements to land and buildings	10-25 years	136,609	133,440
Storage equipment	5-50 years	130,663	129,456
Marine vessels	4-25 years	194,406	187,182
Operating plant and equipment	3-50 years	396,631	376,170
Furniture, fixtures and other equipment	3-20 years	7,908	7,527
Transportation equipment	3-7 years	43,807	47,017
Construction in progress		25,223	19,176
		$954,059	$918,786

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $41,604, $44,700 and $50,186, respectively, which includes amortization of fixed assets acquired under finance ease obligations of $11, $6, and $92. Gross assets under finance leases were $77 and $0 at December 31, 2024 and 2023, respectively. Accumulated amortization associated with finance leases was $10 and $0 at December 31, 2024 and 2023, respectively.

Additions to property, plant and equipment included in accounts payable at December 31, 2024, 2023 and 2022 were $2,661, $2,943, and $1,949, respectively. No equipment was purchased under finance lease obligations for the years ended December 31, 2024, 2023, and 2022.

NOTE 8. GOODWILL

    The following table represents the goodwill balance by reporting unit at December 31, 2024 and 2023 as follows:

	2024	2023
Carrying amount of goodwill:
Terminalling and storage	$6,756	$6,756
Specialty products	4,229	4,229
Sulfur services	5,197	5,197
Transportation	489	489
Total goodwill	$16,671	$16,671

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

The Partnership's leases have remaining lease terms of 1 year to 12 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year. The Partnership includes extension periods and excludes termination periods from its lease term if, at commencement, it is reasonably likely that the Partnership will exercise the option.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
    The components of lease expense for the years ended December 31, 2024, 2023, and 2022 were as follows:

	2024	2023	2022
Operating lease cost	$22,256	$16,198	$10,752
Finance lease cost:
Amortization of right-of-use assets	11	6	92
Interest on lease liabilities	3	—	9
Short-term lease cost	4,748	5,415	11,546
Variable lease cost	163	191	185
Total lease cost	$27,181	$21,810	$22,584

    Supplemental cash flow information for the years ended December 31, 2024, 2023, and 2022 related to leases were as follows:

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$39,763	$29,820	$20,153
Operating cash flows from finance leases	3	—	9
Financing cash flows from finance leases	9	9	279

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$21,133	$38,935	$22,433
Finance leases	77	—	—

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
Supplemental balance sheet information related to leases was as follows at December 31, 2024 and 2023:

	2024	2023
Operating Leases
Operating lease right-of-use assets	$67,140	$60,359

Current portion of operating lease liabilities included in "Other accrued liabilities"	$19,707	$14,901
Operating lease liabilities	47,815	45,684
Total operating lease liabilities	$67,522	$60,585

Finance Leases
Property, plant and equipment, at cost	$77	$—
Accumulated depreciation	(10)	—
Property, plant and equipment, net	$67	$—

Current installments of finance lease obligations	$14	$—
Finance lease obligations	$55	$—
Total finance lease obligations	$69	$—

Weighted Average Remaining Lease Term (years)
Operating leases	4.07	4.72
Finance leases	4.32	—
Weighted Average Discount Rate
Operating leases	7.28%	6.56%
Finance leases	7.00%	—

    The Partnership’s future minimum lease obligations as of December 31, 2024 consist of the following:

	Operating Leases	Finance Leases
Year 1	$24,137	$18
Year 2	20,512	18
Year 3	16,186	18
Year 4	9,714	18
Year 5	3,575	6
Thereafter	4,355	—
Total	78,479	78
Less amounts representing interest costs	(10,957)	(9)
Total lease liability	$67,522	$69

The Partnership has non-cancelable revenue arrangements that are under the scope of ASC 842 whereby we have committed certain terminalling and storage assets in exchange for a minimum fee. Future minimum revenues the Partnership expects to receive under these non-cancelable arrangements as of December 31, 2024 are as follows: 2025 - $20,385; 2026 - $11,826; 2027 - $11,631; 2028 - $11,435; 2029 - $9,860; subsequent years - $8,538.

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

There were no assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 or 2023.

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

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Notes	386,377	436,172	381,965	414,453
Total	$386,377	$436,172	$381,965	$414,453

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

(a)    Commodity Derivative Instruments

    The Partnership from time to time has used derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price. The Partnership has established a hedging policy and monitors and manages the commodity market risk associated with potential commodity risk exposure. In addition, the Partnership has focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. The Partnership enters into hedging transactions to protect a portion of its commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. At December 31, 2024 and 2023, there were no outstanding derivatives.

For information regarding gains and losses on commodity derivative instruments, see "Tabular Presentation of Gains and Losses on Derivative Instruments" below.

    (b)    Tabular Presentation of Gains and Losses on Derivative Instruments

The following table summarizes the loss recognized in AOCI at December 31, 2024 and 2023, respectively, and the gain (loss) reclassified from accumulated other comprehensive loss into earnings during the years ended December 31, 2024, 2023 and 2022, respectively, for derivative financial instruments designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in AOCI		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	2024	2023		2024	2023	2022
Commodity contracts	$—	$—	Cost of products sold	$—	$—	$816
Total	$—	$—		$—	$—	$816

NOTE 12. RELATED PARTY TRANSACTIONS

As of December 31, 2024, Martin Resource Management Corporation owned 6,114,532 of the Partnership’s common units representing approximately 15.7% of the Partnership’s outstanding limited partnership units. Martin Resource Management Corporation controls the Partnership's general partner by virtue of owning 100% of the membership interests in Holdings, the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership. The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management Corporation’s ownership as of December 31, 2024 of approximately 15.7% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management Corporation the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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

    Effective January 1, 2024, through December 31, 2024, the Board of Directors approved an annual reimbursement amount for indirect expenses of $13,508. The Partnership reimbursed Martin Resource Management Corporation for $13,508, $13,982 and $13,491 of indirect expenses for the years ended December 31, 2024, 2023 and 2022, respectively. The Board of Directors will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

    Amendment and Termination. The Omnibus Agreement may be amended by written agreement of the parties; provided, however, that it may not be amended without the approval of the Conflicts Committee if such amendment would adversely affect the unitholders. The Omnibus Agreement was first amended on November 25, 2009, to permit the Partnership to provide refining services to Martin Resource Management Corporation. The Omnibus Agreement was amended further on October 1, 2012, to permit the Partnership to provide certain lubricant packaging products and services to Martin Resource Management Corporation. The Omnibus Agreement was amended further on October 17, 2023 to include lubricants and packaging in the Partnership’s definition of business. Such amendments were approved by the Conflicts Committee. The Omnibus Agreement, other than the indemnification provisions and the provisions limiting the amount for which the Partnership will reimburse Martin Resource Management Corporation for general and administrative services performed on its behalf, will terminate if the Partnership is no longer an affiliate of Martin Resource Management Corporation.

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

East Texas Mack Leases. MTI leases equipment, including tractors and trailers, from East Texas Mack Sales ("East Texas Mack"). Certain of our directors or officers are owners of East Texas Mack, including entities affiliated with Ruben Martin, who owns approximately 46% of the issued and outstanding stock of East Texas Mack. Amounts paid to East Texas Mack for tractor and trailer lease payments and lease residuals for the fiscal years ended December 31, 2024, 2023 and 2022 were approximately $4,998, $3,256, and $1,935, respectively.

Consulting Services Agreement. Martin Operating Partnership L.P. (the “Operating Partnership”) is a party to a Consulting Services Agreement with Ruben S. Martin (the “Consulting Services Agreement”). Pursuant to the terms of the Consulting Services Agreement, Mr. Martin has agreed to provide business and strategic development support to the Operating Partnership, and the Operating Partnership has agreed to pay Mr. Martin $263 per year for such services, which amount was paid to Mr. Martin for the fiscal year ended December 31, 2022. The Consulting Services Agreement expired on December 31, 2022.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

Storage and Services Agreement. The Partnership is a party to a storage and services agreement with Martin Butane, a division of Martin Product Sales LLC (a subsidiary of Martin Resource Management Corporation), dated May 1, 2023, under which the Partnership provides storage and other services for NGLs at the Partnership's underground storage facility located in Arcadia, Louisiana. The primary term of the agreement expired on April 30, 2024, but will continue on a year to year basis until terminated by either party by giving at least 90 days’ written notice prior to the end of any term.

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

    The impact of related party revenues from sales of products and services is reflected in the Consolidated Statements of Operations as follows:

Revenues:	2024	2023	2022
Terminalling and storage	$71,799	$72,138	$66,867
Transportation	33,250	29,276	28,393
Sulfur services	664	—	—
Product sales:
Specialty products	352	8,547	150
Sulfur services	105	220	404
	457	8,767	554
	$106,170	$110,181	$95,814

    The impact of related party cost of products sold is reflected in the Consolidated Statements of Operations as follows:

Cost of products sold:
Specialty products	$31,789	$35,930	$39,356
Sulfur services	11,915	11,182	10,717
Terminalling and storage	72	75	19
	$43,776	$47,187	$50,092

    The impact of related party operating expenses is reflected in the Consolidated Statements of Operations as follows:

Operating expenses:
Transportation	$79,441	$73,866	$66,682
Sulfur services	4,888	5,738	6,165
Terminalling and storage	22,502	21,247	20,783
	$106,831	$100,851	$93,630

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
    The impact of related party selling, general and administrative expenses is reflected in the Consolidated Statements of Operations as follows:

Selling, general and administrative:
Transportation	$11,218	$8,927	$7,553
Specialty products	5,454	4,152	5,565
Sulfur services	5,427	3,714	3,917
Terminalling and storage	3,051	780	804
Indirect overhead allocation, net of reimbursement	14,235	14,448	13,919
	$39,385	$32,021	$31,758

NOTE 13. SUPPLEMENTAL BALANCE SHEET INFORMATION

    Components of "Intangibles and other assets, net" at December 31, 2024 and 2023 were as follows:

	2024	2023
Catalyst and turnaround costs	$254	$701
Other intangible assets	26	55
Other	1,229	1,283
	$1,509	$2,039

Other intangible assets consist of technology-based assets.

Amortization expense, included in "Depreciation and amortization" on the Partnership's Consolidated Statements of Operations includes amortization of intangible assets, turnaround expenses, and deferred charges. Aggregate amortization expense was $9,050, $5,006, and $5,713, for the years ended December 31, 2024, 2023 and 2022, respectively.

Estimated amortization expense for the years subsequent to December 31, 2024 are as follows: 2025 - $9,181; 2026 - $243; 2027 - $0; 2028 - $0; 2029 - $0; subsequent years - $0.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
Components of "Other accrued liabilities" at December 31, 2024 and 2023 were as follows:

	2024	2023
Accrued interest	$17,899	$17,956
Asset retirement obligations	—	25
Property and other taxes payable	4,043	4,348
Accrued payroll	5,187	4,136
Operating lease liabilities	19,707	14,901
Other	44	133
	$46,880	$41,499

The schedule below summarizes the changes in our asset retirement obligations:

	Year Ended December 31,
	2024	2023
	(In thousands)

Beginning asset retirement obligations	$5,182	$4,992
Revisions to existing liabilities [1]	—	—
Accretion expense	131	191
Liabilities settled	—	(1)
Ending asset retirement obligations	5,313	5,182
Current portion of asset retirement obligations [2]	—	(25)
Long-term portion of asset retirement obligations [3]	$5,313	$5,157

1 Several factors are considered in the annual review process, including inflation rates, current estimates for removal cost, discount rates, and the estimated remaining useful life of the assets.

2 The current portion of asset retirement obligations is included in "Other accrued liabilities" on the Partnership's Consolidated Balance Sheets.

3 The non-current portion of asset retirement obligations is included in "Other long-term obligations" on the Partnership's Consolidated Balance Sheets.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
NOTE 14. LONG-TERM DEBT

    At December 31, 2024 and 2023, long-term debt consisted of the following:

	2024	2023
$150,000 [1] Credit facility at variable interest rate (8.18% [1] weighted average at December 31, 2024), due February 2027 [4] secured by substantially all of the Partnership’s assets, net of unamortized debt issuance costs of $2,242 and $3,292, respectively [2]	$51,258	$39,208
$400,000 Senior notes, 11.5% interest, net of unamortized debt issuance costs of $6,223 and $8,235, respectively, including unamortized premium of $7,400 and $9,800, respectively, due February 2028, secured [2,3,4]	386,377	381,965
Total	437,635	421,173
Less: current portion	—	—
Total long-term debt, net of current portion	$437,635	$421,173

    1 The interest rate fluctuates based on Adjusted Term SOFR (set on the date of each advance) or the alternate base rate plus an applicable margin. The margin is set every three months. All amounts outstanding at December 31, 2024 were at Adjusted Term SOFR plus an applicable margin. The applicable margin for revolving loans that are SOFR loans currently ranges from 2.75% to 3.75%, and the applicable margin for revolving loans that are alternate base rate loans currently ranges from 1.75% to 2.75%. The applicable margin for SOFR borrowings at December 31, 2024 is 3.50%. The applicable margin for SOFR borrowings effective February 24, 2025 is 3.25%. The credit facility contains various covenants that limit the Partnership’s ability to make distributions; make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management Corporation (the "Omnibus Agreement").

    2 The Partnership was in compliance with all debt covenants as of December 31, 2024.

3 On February 8, 2023, the Partnership completed the sale of $400,000 in aggregate principal amount of 11.50% senior secured second lien notes due 2028 (the “2028 Notes”). The Partnership used the proceeds of the 2028 Notes to repurchase, through a tender offer and then redemption, all of the Partnership’s 10.00% senior secured 1.5 lien notes due 2024 and 11.50% senior secured second lien notes due 2025, repay a portion of the indebtedness under the credit facility, and pay fees and expenses in connection with the foregoing. The indenture for the 2028 Notes restricts the Partnership’s ability to sell assets; pay distributions or repurchase units or redeem or repurchase subordinated debt; make investments; incur or guarantee additional indebtedness or issue preferred units; and consolidate, merge or transfer all or substantially all of its assets.
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

The Partnership paid cash interest, net of capitalized interest, in the amount of $53,449, $51,607, and $50,518 for the years ended December 31, 2024, 2023 and 2022, respectively. Capitalized interest was $1,153, $310, and $0 for the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024, the Partnership had irrevocable letters of credit outstanding totaling $9,150.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
NOTE 15. PARTNERS' CAPITAL (DEFICIT)

    As of December 31, 2024, partners’ capital consisted of 39,001,086 common limited partner units, representing a 98% partnership interest, and a 2% general partner interest. Martin Resource Management Corporation, through subsidiaries, owned 6,114,532 of the Partnership's common limited partner units representing approximately 15.7% of the Partnership's outstanding common limited partner units. MMGP, the Partnership's general partner, owns the 2% general partner interest.

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

Net Income per Unit

The Partnership follows the provisions of the FASB ASC 260-10 related to earnings per share, which addresses the application of the two-class method in determining income per unit for master limited partnerships having multiple classes of securities that may participate in partnership distributions accounted for as equity distributions. Undistributed earnings are allocated to the general partner and limited partners utilizing the contractual terms of the Partnership Agreement. Distributions to the general partner pursuant to certain incentive distribution rights ("IDRs") held by the general partner are limited to available cash that will be distributed as defined in the Partnership Agreement. Accordingly, the Partnership does not allocate undistributed earnings to the general partner for the IDRs because the general partner's share of available cash is the maximum amount that the general partner would be contractually entitled to receive if all earnings for the period were distributed. When current period distributions are in excess of earnings, the excess distributions for the period are to be allocated to the general partner and limited partners based on their respective sharing of losses specified in the Partnership Agreement. Additionally, as required under FASB ASC 260-10-45-61A, unvested share-based payments that entitle employees to receive non-forfeitable distributions are considered participating securities, as defined in FASB ASC 260-10-20, for earnings per unit calculations.
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

	Years Ended December 31,
	2024	2023	2022

Net loss	$(5,207)	$(4,549)	$(10,334)
Less general partner’s interest in net loss:
Distributions payable on behalf of general partner interest	16	16	16
General partner interest in undistributed loss	(120)	(107)	(223)
Less loss allocable to unvested restricted units	(25)	(14)	(40)
Limited partners’ interest in net loss	$(5,078)	$(4,444)	$(10,087)

    The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the periods presented:

	Years Ended December 31,
	2024	2023	2022
Basic weighted average limited partner units outstanding	38,831,355	38,771,657	38,726,048
Dilutive effect of restricted units issued	—	—	—
Total weighted average limited partner diluted units outstanding	38,831,355	38,771,657	38,726,048

    All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the period presented. All common unit equivalents were antidilutive for the years ended December 31, 2024, 2023 and 2022 because the limited partners were allocated a net loss in these periods.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
NOTE 16. UNIT BASED AWARDS - LONG-TERM INCENTIVE PLANS
    The Partnership recognizes compensation cost related to unit-based awards to both employees and non-employees in its consolidated financial statements in accordance with certain provisions of ASC 718. Amounts recognized in operating expense and selling, general, and administrative expense in the consolidated financial statements with respect to these plans are as follows:

	For the Year Ended December 31,
	2024	2023	2022
Restricted unit awards
Employees	$—	$—	$—
Non-employee directors	187	163	161
Phantom unit Awards
Employees	3,070	(177)	3,124
Non-employee directors	—	—	—
Total unit-based compensation expense	$3,257	$(14)	$3,285

    Long-Term Incentive Plans

      The Partnership's general partner has long-term incentive plans for employees and directors of the general partner and its affiliates who perform services for the Partnership.

2021 Phantom Unit Plan

On July 21, 2021, the Board of Directors and the Compensation Committee approved the Martin Midstream Partners L.P. 2021 Phantom Unit Plan (the “2021 Plan”), effective as of the same date. The 2021 Plan permits granting the awards of phantom units and phantom unit appreciation rights (collectively, "phantom unit awards") to any employee or non-employee director of the Partnership, including its executive officers. The awards may be time-based or performance-based and will be paid, if at all, in cash.

The award of a phantom unit under the 2021 Plan entitles the participant to a cash payment equal to the value of the phantom unit on the vesting date or dates, which value is the fair market value of a common unit of the Partnership (a “Unit”) on such vesting date or dates. The award of a phantom unit appreciation right entitles the recipient to a cash payment equal to the difference between the value of a phantom unit on the vesting date or dates in excess of the value assigned by the Compensation Committee to the phantom unit as of the grant date. Phantom units and phantom unit appreciation rights granted to participants do not confer upon participants any right to a Unit.

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

Generally, vesting of an award is subject to a participant remaining continuously employed with the Partnership through the vesting date. However, if prior to the vesting date (i) a participant is terminated without cause (as defined in the award agreement) or terminates employment after the participant has attained both the age of 65 and ten years of employment (“retirement-eligible”), a prorated portion of the award will vest and be paid in cash no later than the 30th day following such termination date (subject to a six-month delay in payment for certain retirement-eligible participants) or (ii) there is a change in control of the Partnership (as defined in the 2021 Plan), the award will vest in full and be paid in cash no later than the 30th day following the date of the change of control; provided, that the participant has been in continuous employment through the termination or change in control date, as applicable.

On April 20, 2022, the Board of Directors and the Compensation Committee approved the First Amendment to the 2021 Plan, effective as of the same date, which amendment increased the total number of phantom units available for grant

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
under the 2021 Plan from 2,000,000 units to 5,000,000 units. On April 20, 2022, 365,000 phantom units and 1,097,500 phantom unit appreciation rights were granted to employees of the general partner and its affiliates who perform services for the Partnership. On July 19, 2023, 1,179,500 phantom units and 505,500 phantom unit appreciation rights were granted to employees of the general partner and its affiliates who perform services for the Partnership.

2025 Phantom Unit Plan

On February 11, 2025, the Board of Directors and the Compensation Committee approved the Martin Midstream Partners L.P. 2025 Phantom Unit Plan (the “2025 Plan”) to supersede the 2021 Plan, effective as of the same date. The 2025 Plan contains substantially the same terms and conditions as the 2021 Plan. On February 11, 2025, 1,210,000 phantom units and 425,000 phantom unit appreciation rights were granted to employees of the general partner and its affiliates who perform services for the Partnership. See “Item 11. Executive Compensation – Martin Midstream Partners L.P. Long-Term Incentive Plans – Phantom Unit Plan.”

Phantom unit awards are recorded in operating expense and selling, general and administrative expense based on the fair value of the vested portion of the awards on the balance sheet date. The fair value of these awards is updated at each balance sheet date and changes in the fair value of the vested portions of the awards are recorded as increases or decreases to compensation expense within operating expense and selling, general and administrative expense in the Consolidated Statements of Operations. All of the Partnership's outstanding phantom unit awards at December 31, 2024 met the criteria to be treated under liability classification in accordance with ASC 718, given that these awards will settle in cash on the vesting date.

Compensation expense for the phantom awards is based on the fair value of the units as of the balance sheet date as further discussed below, and such costs are recognized ratably over the service period of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future periods for these awards will vary. The estimated future cash payments of these awards are presented as liabilities within "Trade and other accounts payable" and "Other long-term obligations" in the Consolidated Balance Sheets. As of December 31, 2024, there was a total of $2,783 of unrecognized compensation costs related to non-vested phantom unit awards. These costs are expected to be recognized over a remaining life of 1.47 years.

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

     The restricted units are valued at their fair value at the date of grant, which is equal to the market value of common units on such date. A summary of the restricted unit activity for the year ended December 31, 2024 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of year	141,390	$2.99
Granted (TBRU)	86,280	$2.26
Vested	(58,806)	$2.86
Forfeited	—	$—
Non-Vested, end of year	168,864	$2.65

Aggregate intrinsic value, end of year	$606
    A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the years ended December 31, 2024, 2023 and 2022 is provided below:

	For the Year Ended December 31,
	2024	2023	2022
Aggregate intrinsic value of units vested	$46	$89	$92
Fair value of units vested	$168	$178	$188

    As of December 31, 2024, there was $292 of unrecognized compensation cost related to non-vested time-based restricted units. That cost is expected to be recognized over a weighted-average period of 2.40 years.

NOTE 17. INCOME TAXES

    The components of income tax expense from operations for the years ended December 31, 2024, 2023 and 2022 are as follows:

	2024	2023	2022
Current:
Federal	$2,318	$904	$1,179
State	1,625	828	1,004
	3,943	1,732	2,183
Deferred:
Federal	595	3,051	4,815
State	(341)	1,135	929
	254	4,186	5,744
Total income tax expense	$4,197	$5,918	$7,927

    The operations of a partnership are generally not subject to income taxes, except for Texas margin tax, because its income is taxed directly to its partners. The Texas margin tax is considered a state income tax and is included in income tax expense on the Consolidated Statements of Operations. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as income tax, and therefore, the recognition of deferred taxes applies to the margin

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
tax. The impact on deferred taxes as a result of this provision is immaterial. State income taxes attributable to the Texas margin tax relating to the operation of the Partnership of $925, $440 and $496 were recorded in income tax expense for the years ended December 31, 2024, 2023 and 2022, respectively.

Total income tax expense relating to the operation of MTI, a wholly owned C-Corporation subsidiary of the Partnership (“Taxable Subsidiary”), of $3,272, $5,478 and $7,431 was recorded in income tax expense for the years ended December 31, 2024, 2023 and 2022, respectively.

The income tax expense from the Taxable Subsidiary operations for the years ended December 31, 2024, 2023, and 2022 differs from the "expected" tax expense (computed by applying the federal corporate rate of 21% to income before income taxes of the Taxable Subsidiary) as follows:

	2024	2023	2022
"Expected" tax expense	$2,669	$3,880	$6,702
Increase in income taxes resulting from:
State income taxes, net of federal income tax expense	913	1,357	1,135
Other non-deductible (non-taxable) items	299	306	(86)
Other, net	(609)	(65)	(320)
Actual tax expense	$3,272	$5,478	$7,431

Cash paid for income taxes was $3,356, $1,404 and $2,250 for the years ended December 31, 2024, 2023 and 2022, respectively.

Deferred taxes are the result of differences between the bases of assets and liabilities for financial reporting and income tax purposes. Significant components of deferred tax assets and liabilities at December 31, 2024 and 2023 are as follows:

	2024	2023
Deferred tax assets:
Bad debt reserves	$130	$49
Goodwill and intangibles	9,216	10,532
Employee benefits	12	4
Operating leases	30	—
Interest expense	1,186	334
Tax loss carryforwards	118	861
Other	150	178
Subtotal	10,842	11,958
Less: Valuation allowance	—	—
Total net deferred tax assets	10,842	11,958

Deferred tax liabilities:
Property and equipment	(896)	(1,747)
Operating leases	—	(11)
Total deferred tax liabilities	(896)	(1,758)
Net deferred tax assets	$9,946	$10,200

Deferred tax assets are regularly reviewed for recoverability and a valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. In assessing the need for a valuation allowance, management considers all available positive and negative evidence, including the ability to carryback operating losses to prior periods and the expected future utilization of net operating loss carryforwards, the reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies. On the basis of these considerations, as of December 31, 2024, management believes it is more likely than not that the Taxable Subsidiary will realize the benefit of the existing deferred tax assets.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

    Federal income taxes refundable related to the operation of the Taxable Subsidiary of $44 and $29 for the years ended December 31, 2024 and 2023, respectively, are included in “Other current assets”. "Income taxes payable" includes a state income tax liability related to the operation of the Partnership of $931 and $567 for the years ended December 31, 2024 and 2023, respectively. Also included in "Income taxes payable" are state income tax liabilities related to the operation of the Taxable Subsidiary of $352 and $85 for the years ended December 31, 2024 and 2023, respectively.

    At December 31, 2024, MTI had net operating loss carryforwards for income tax purposes of approximately $2,546 related to state taxes. Of these net operating loss carryforwards, approximately $2,445 will expire between 2031 and 2041 and approximately $101 may be carried forward indefinitely. The federal net operating loss carryforwards were fully utilized in 2024.

    The operations of the Partnership are generally not subject to income taxes, except as discussed above, because its income is taxed directly to its partners. The net tax basis in the Partnership's assets and liabilities is greater (less) than the reported amounts on the financial statements by approximately $69,103 and $124,695 as of December 31, 2024 and 2023, respectively.

    As of December 31, 2024, the tax years that remain open to assessment are 2021, 2022 and 2023.

NOTE 18. BUSINESS SEGMENTS

The Chief Operating Decision Maker ("CODM") is a group of executives, comprised of the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer of the Partnership's general partner. CODM may use different operating measures to assess operating results and allocate resources among the Partnership's four segments (outlined below), however the measure that is most consistent with the amounts included in the consolidated financial statements is operating income. The CODM utilizes this measure to evaluate the current financial performance and project the future financial performance of each segment to determine the allocation of capital resources.

The Partnership's four reportable segments are comprised of (1) Terminalling and Storage, (2) Transportation, (3) Sulfur Services and (4) Specialty Products. The operating segments within each of our reportable segments have been aggregated based on the similarity of their economic and other characteristics, including different product type and services.

The Terminalling and Storage segment generates revenue by providing terminalling, processing, and storage services for petroleum products and by-products. Storage revenue is earned through contracted monthly tank fixed fees, while throughput revenue is based on the volume moved through the Partnership’s terminals at contracted rates. Tolling revenue is derived from contracted monthly reservation fees and throughput volumes processed at the facility.

The Transportation segment earns revenue by offering land and marine transportation services for petroleum products, by-products, chemicals, and specialty products. Land transportation revenue is based on mileage rates for line hauls or completion of contracted trips. Marine transportation revenue comes from time charters, calculated on a per-day basis, or from the completion of contracted trips.

The Sulfur Services segment generates revenue by providing processing, manufacturing, marketing, and distribution services for sulfur and sulfur-based products. Revenue from sulfur and fertilizer product sales is recognized when the customer takes title to the product. Revenue from sulfur services is earned as services are performed during each monthly period.

The Specialty Products segment earns revenue by providing marketing, distribution, and transportation services for NGLs as well as blending and packaging services for specialty lubricants and greases. NGL revenue is recognized upon the sale of products via truck, rail, or pipeline. For lubricants and greases, revenue is recognized upon their sale by truck or rail.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
The following tables present selected financial information with respect to the Partnership's operating segments for the years ended December 31, 2024, 2023 and 2022.

	Terminalling and Storage	Transportation	Sulfur Services	Specialty Products	Indirect selling, general and administrative	Total
Year Ended December 31, 2024:
Operating revenues from external customers	$89,067	$223,934	$129,771	$264,850	$—	$707,622
Intersegment operating revenues	7,488	15,873	1	95	—	23,457
Total segment revenues	96,555	239,807	129,772	264,945	—	731,079

Reconciliation of revenues:
Elimination of intersegment revenues	(7,488)	(15,873)	(1)	(95)	—	(23,457)
Total consolidated revenues	89,067	223,934	129,771	264,850	—	707,622

Less: cost of products sold:
Direct product costs	—	—	58,102	217,866	—	275,968
Manufacturing costs (plant, labor, transportation, and other)	72	—	21,882	19,536	—	41,490
Segment gross margin	96,483	239,807	49,788	27,543	—	413,621

Less:
Employment related expenses[2]	25,714	60,882	9,148	5,941	12,267	113,952
Driver pay	—	50,573	—	—	—	50,573
Pass-through expenses	—	24,454	2,925	—	—	27,379
Utilities, materials, and supplies	13,591	2,254	794	137	—	16,776
Repairs and maintenance	5,776	18,219	706	15	—	24,716
Insurance related expenses	6,914	15,083	730	125	825	23,677
Lease expenses	4,268	16,548	414	121	—	21,351
Other segment expenses[1]	7,470	9,296	4,473	996	6,464	28,699
Depreciation and amortization	22,757	13,027	11,769	3,234	—	50,787
(Gain) loss on sale or disposition of property, plant and equipment	(1,105)	(713)	298	(64)	—	(1,584)
	85,385	209,623	31,257	10,505	19,556	356,326
Operating income (loss)	$11,098	$30,184	$18,531	$17,038	$(19,556)	$57,295

Segment assets	$180,769	$165,093	$126,074	$66,573	$—	$538,509
Capital expenditures and plant turnaround costs	$13,764	$9,188	$26,380	$3,291	$—	$52,623
1 Other segment expenses include outside services, property taxes, terminalling fees, regulatory expenses, professional fees, communications expenses, and many other less significant expense categories used in operations. The Unallocated SG&A amount includes $3,674 in transaction expenses associated with the terminated Merger with Martin Resource Management Corporation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Recent Developments – Termination of Merger Agreement.”

2 These employment expenses include allocated overhead from Martin Resource Management Corporation and exclude those that are part of our manufacturing operations. Payroll expenses in our manufacturing operations are included in cost of products sold.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

	Terminalling and Storage	Transportation	Sulfur Services	Specialty Products	Indirect selling, general and administrative	Total
Year Ended December 31, 2023:
Operating revenues from external customers	$86,514	$223,677	$140,995	$346,777	$—	$797,963
Intersegment operating revenues	8,945	17,249	—	86	—	26,280
Total segment revenues	95,459	240,926	140,995	346,863	—	824,243

Reconciliation of revenues:
Elimination of intersegment revenues	(8,945)	(17,249)	—	(86)	—	(26,280)
Total consolidated revenues	86,514	223,677	140,995	346,777	—	797,963
						—
Less: cost of products sold:
Direct product costs	—	—	75,002	294,005	—	369,007
Manufacturing costs (plant, labor, transportation, and other)	75	—	18,839	25,195	—	44,109
Segment gross margin	95,384	240,926	47,154	27,663	—	411,127

Less:
Employment related expenses[2]	23,018	56,244	7,997	5,463	12,755	105,477
Driver pay	—	52,650	—	—		52,650
Pass-through expenses	—	27,196	3,657	—		30,853
Utilities, materials, and supplies	16,863	2,134	1,225	157		20,379
Repairs and maintenance	4,259	22,582	340	45		27,226
Insurance related expenses	4,525	14,056	759	122		19,462
Lease expenses	3,779	11,544	375	135		15,833
Other segment expenses[1]	7,019	7,715	4,716	1,276	3,275	24,001
Depreciation and amortization	21,030	14,879	10,690	3,296	—	49,895
(Gain) loss on sale or disposition of property, plant and equipment	359	(1,775)	(17)	60	—	(1,373)
	80,852	207,225	29,742	10,554	16,030	344,403
Operating income (loss)	$14,532	$33,701	$17,412	$17,109	$(16,030)	$66,724

Segment assets	$171,320	$161,506	$103,779	$72,770	$—	$509,375
Capital expenditures and plant turnaround costs	$13,168	$7,598	$16,851	$2,519	$—	$40,136
1 Other segment expenses include outside services, property taxes, terminalling fees, regulatory expenses, professional fees, communications expenses, and many other less significant expense categories used in operations.

2 These employment expenses include allocated overhead from Martin Resource Management Corporation and exclude those that are part of our manufacturing operations. Payroll expenses in our manufacturing operations are included in cost of products sold.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

	Terminalling and Storage	Transportation	Sulfur Services	Specialty Products	Indirect selling, general and administrative	Total
Year Ended December 31, 2022:
Operating revenues from external customers	$80,193	$219,008	$179,164	$540,513	$—	$1,018,878
Intersegment operating revenues	12,419	20,267	—	123	—	32,809
Total segment revenue	92,612	239,275	179,164	540,636	—	1,051,687

Reconciliation of revenues:
Elimination of intersegment revenues	(12,419)	(20,267)	—	(123)	—	(32,809)
Total consolidated revenues	80,193	219,008	179,164	540,513	—	1,018,878
						—
Less: cost of products sold:
Direct product costs	—	—	96,793	479,301	—	576,094
Manufacturing costs (plant, labor, transportation, and other)	19	—	30,225	46,742	—	76,986
Segment gross margin	92,593	239,275	52,146	14,593	—	398,607

Less:
Employment related expenses[2]	22,612	50,626	8,137	7,200	13,715	102,290
Driver pay	—	52,178	—	—		52,178
Pass-through expenses	13	33,998	4,332	—		38,343
Utilities, materials, and supplies	17,996	2,172	1,131	180		21,479
Repairs and maintenance	3,937	20,900	613	61		25,511
Insurance related expenses	4,964	10,499	1,115	194	2	16,774
Lease expenses	8,432	6,352	303	143		15,230
Other segment expenses[1]	7,190	7,688	5,785	1,068	3,197	24,928
Depreciation and amortization	26,094	14,567	11,099	4,520	—	56,280
(Gain) loss on sale of property, plant and equipment	166	(1,062)	(4,555)	(218)	—	(5,669)
	91,404	197,918	27,960	13,148	16,914	347,344
Operating income (loss)	$1,189	$41,357	$24,186	$1,445	$(16,914)	$51,263

Segment assets	$184,537	$153,451	$110,688	$150,175	$—	$598,851
Capital expenditures and plant turnaround costs	$15,308	$7,619	$6,857	$1,349	$—	$31,133
1 Other segment expenses include outside services, property taxes, terminalling fees, regulatory expenses, professional fees, communications expenses, and many other less significant expense categories used in operations.

2 These employment expenses include allocated overhead from Martin Resource Management Corporation and exclude those that are part of our manufacturing operations. Payroll expenses in our manufacturing operations are included in cost of products sold.

Revenues from one customer in the specialty products segment was $122,105, $120,171 and $177,062 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

On December 31, 2015, the Partnership received a demand from a customer in its lubricants packaging business for defense and indemnity in connection with various lawsuits filed against it, which generally alleged that the customer engaged in unlawful and deceptive business practices in connection with its marketing and advertising of its private label motor oil (the “Marketing Lawsuits”). The Partnership disputed and continues to dispute that it has any obligation to defend or indemnify the customer for the customer’s conduct. Accordingly, on January 7, 2016, the Partnership filed a Complaint for Declaratory Judgment in the Chancery Court of Davidson County, Tennessee (the “Tennessee Court”), under Case No. 16-0018-BC, requesting a judicial determination that the Partnership did not owe the customer the demanded defense and indemnity obligations (the “Litigation”). The Marketing Lawsuits pending in federal court against the customer were transferred to the U.S. District Court for the Western District of Missouri under the consolidated case MDL No. 2709 for pretrial proceedings (the “Consolidated Lawsuits”). On March 1, 2017, at the joint request of the customer and the Partnership, the Tennessee Court administratively closed the Litigation. In 2021, the customer settled the Consolidated Lawsuits. On December 17, 2021, at the request of the customer, the Tennessee Court reopened the Litigation and the customer asserted various counterclaims against the Partnership seeking, among other things, to recover its costs of defending and settling the Consolidated Lawsuits. At this time, we are unable to determine what ultimate exposure we may have in this matter, if any. The Partnership intends to vigorously defend the counterclaims asserted by the customer in the Litigation. The trial for the Litigation is expected to be held in the first half of 2026.

NOTE 20. INVESTMENT IN DSM SEMICHEM LLC

On October 19, 2022, Martin ELSA Investment LLC, the Partnership's affiliate, entered into definitive agreements with Samsung C&T America, Inc. and Dongjin USA, Inc., an affiliate of Dongjin Semichem Co., Ltd., to form DSM Semichem LLC (“DSM”). DSM will produce and distribute electronic level sulfuric acid (“ELSA”). By leveraging the Partnership's existing assets located in Plainview, Texas and installing additional facilities (the “ELSA Facility”) as required, DSM will produce ELSA that meets the strict quality standards required by the recent advances in semiconductor manufacturing. In addition to owning a 10% non-controlling interest in DSM, the Partnership will be the exclusive provider of feedstock to the ELSA Facility. The Partnership, through its affiliate MTI, will also provide land transportation services for the ELSA produced by DSM. On April 1, 2024, the Partnership contributed $6,500 in cash to DSM, which represents the cash contribution required pursuant to DSM's limited liability agreement for the Partnership's 10% non-controlling interest. Also, in conjunction with the formation of DSM, we contributed approximately 22 acres of land. The Partnership recognizes its 10% interest in DSM as "Investment in DSM Semichem LLC" on its Consolidated Balance Sheets. The Partnership accounts for its ownership interest in DSM under the equity method of accounting.

Selected financial information for DSM is as follows:

	As of December 31,			Year ended December 31,
	Total Assets	Long-Term Debt	Members' Equity/Partners' Capital	Revenues	Net Income (Loss)

2024
DSM Semichem LLC	$105,773	$31,700	$68,513	$—	$(6,240)

NOTE 21. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

    The Partnership's operations are conducted by its operating subsidiaries as it has no independent assets or operations. The Operating Partnership, the Partnership’s wholly owned subsidiary, and the Partnership's other operating subsidiaries have issued in the past, and may issue in the future, unconditional guarantees of senior or subordinated debt securities of the Partnership. The guarantees that have been issued are full, irrevocable and unconditional and joint and several. In addition, the Operating Partnership may also issue senior or subordinated debt securities which, if issued, will be fully, irrevocably and

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
unconditionally guaranteed by the Partnership. Substantially all of the Partnership's operating subsidiaries are subsidiary guarantors of its outstanding 2028 Notes and any subsidiaries other than the subsidiary guarantors are minor.

NOTE 22. SUBSEQUENT EVENTS

Quarterly Distribution.  On January 21, 2025, the Partnership declared a quarterly cash distribution of $0.005 per common unit for the fourth quarter of 2024, or $0.02 per common unit on an annualized basis, which was paid on February 14, 2025 to unitholders of record as of February 7, 2025.

Amendment to Credit Facility. On February 13, 2025, we amended the interest coverage ratio and first lien leverage ratios in the credit facility for the fiscal quarters ending March 31, 2025, June 30, 2025 and September 30, 2025. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Description of Our Indebtedness — Credit Facility.”

2025 Phantom Unit Plan. On February 11, 2025, the Board of Directors and the Compensation Committee approved the Martin Midstream Partners L.P. 2025 Phantom Unit Plan (the “2025 Plan”), effective as of the same date. The 2025 Plan permits the awards of phantom units and phantom unit appreciation rights to any employee or non-employee director of the Partnership, including its executive officers. The awards may be time-based or performance-based and will be paid, if at all, in cash.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures. In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of our general partner, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of December 31, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2024. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report appearing in "Item 8 - Financial Statements and Supplementary Data."

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

Insider Trading Plans.

During the three months ended December 31, 2024, no director or officer of our general partner adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Management of Martin Midstream Partners L.P.

    MMGP, as our general partner, manages our operations and activities on our behalf. Our general partner was not elected by our unitholders and will not be subject to re-election in the future. Unitholders do not directly or indirectly participate in our management or operation. Our general partner owes a fiduciary duty to our unitholders. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically non-recourse to it. However, whenever possible, our general partner seeks to provide that our indebtedness or other obligations are non-recourse to our general partner.

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

Name	Age	Position with the General Partner
Ruben S. Martin	73	Chairman of the Board of Directors
Robert D. Bondurant	66	President and Chief Executive Officer and Director
Randall L. Tauscher	59	Executive Vice President and Chief Operating Officer
Sharon L. Taylor	60	Executive Vice President and Chief Financial Officer
Chris H. Booth	55	Executive Vice President, Chief Legal Officer, General Counsel and Secretary
Scot A. Shoup	64	Senior Vice President of Operations
C. Scott Massey	72	Director
James M. Collingsworth	70	Director
Byron R. Kelley	77	Director

    Ruben S. Martin was appointed to Chairman of the Board of Directors effective January 1, 2021. From 2002 to 2020, Mr. Martin served as President and Chief Executive Officer and a member of the Board of Directors. Mr. Martin has served as President of Martin Resource Management Corporation since 1981 and has served in various capacities within the company since 1974. Mr. Martin holds a Bachelor of Science degree in industrial management from the University of Arkansas. Mr. Martin was selected to serve as a director on the Board of Directors due to his depth of knowledge of the Partnership, including its strategies and operations and his business judgment and his previous experience as Chief Executive Officer of the Partnership.

Robert D. Bondurant serves as President and Chief Executive Officer of our general partner. Prior to being appointed to this position effective January 1, 2021, Mr. Bondurant served as Executive Vice President and Chief Financial Officer and has served on the Board of Directors since 2014. Mr. Bondurant joined Martin Resource Management Corporation in 1983 as Controller and subsequently was appointed Chief Financial Officer and a member of its Board of Directors in 1990. Mr. Bondurant served in the audit department at Peat Marwick, Mitchell and Co. from 1980 to 1983. Mr. Bondurant holds a Bachelor of Business Administration degree in accounting from Texas A&M University and is a Certified Public Accountant, licensed in the state of Texas. Mr. Bondurant was selected to serve as a director on the Board of Directors due to his depth of knowledge of the Partnership, including its strategies and operations and his business judgment, as well as his extensive financial and accounting background.

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

    C. Scott Massey serves as a member of the Board of Directors. Mr. Massey has served as a Director since June 2002. Mr. Massey has been self employed as a Certified Public Accountant since 1998. From 1977 to 1998, Mr. Massey worked for KPMG Peat Marwick, LLP in various positions, including, most recently, as a Partner in the firm's Tax Practice - Energy, Real Estate, Timber from 1986 to 1998. Mr. Massey received a Bachelor of Business Administration degree from the University of Texas at Austin and a Doctor of Jurisprudence degree from the University of Houston. Mr. Massey is a Certified Public Accountant, licensed in the States of Louisiana and Texas. Mr. Massey was selected to serve as a director on the Board of Directors due to his extensive background in public accounting and taxation. Mr. Massey qualifies as an "audit committee financial expert" under the SEC guidelines.

    James M. Collingsworth serves as a member of the Board of Directors. Mr. Collingsworth has spent 45 years in all facets of the midstream and petrochemical industry. In 2013, Mr. Collingsworth retired from Enterprise Products Company as a Sr. Vice President of Regulated NGL Pipelines & Natural Gas Storage. Mr. Collingsworth currently serves on the board of directors of NGL Energy Partners LP and has served on the board of directors of Texaco Canada, Dixie Pipeline Company, Seminole Pipeline Company and the Petrochemical Feedstock Association of America. Mr. Collingsworth has served as a Director since October 2014. Mr. Collingsworth received a Bachelor’s degree in finance and marketing from Northeastern State University. Mr. Collingsworth was selected to serve as a director on the Board of Directors due to his extensive corporate business experience.

    Byron R. Kelley serves as a member of the Board of Directors and also served as an Advisory Director from April 2011 to August 2012. On December 31, 2013, Mr. Kelley retired as CEO, President and a member of the board of directors of CVR Partners, LP, a chemical company engaged in the production of nitrogen based fertilizers and served in this position from June 2011 through December 2013. Prior to joining CVR Partners he served as President, Chief Executive Officer and a member of the board of directors of Regency GP, LLC from April 2008 to November 2010. From 2004 through March of 2008, Mr. Kelley served as Senior Vice President and Group President of Pipeline and Field Services at CenterPoint Energy. Preceding his work at CenterPoint, Mr. Kelley served as Executive Vice President of Development, Operations and Engineering, and as President of El Paso Energy International. Mr. Kelley is a past member and Chairman of the board of directors of the Interstate National Gas Association and previously served as one of the association's representatives on the U.S. Natural Gas Council of America. Mr. Kelley received a Bachelor of Science degree in civil engineering from Auburn University. Mr. Kelley was selected to serve as a director on the Board of Directors due to his extensive corporate business experience.

Independence of Directors

    Messrs. Massey, Collingsworth, and Kelley qualify as "independent" in accordance with the published listing requirements of NASDAQ and applicable securities laws. The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of us and has not engaged in various types of business dealings with us. In addition, as further required by the NASDAQ rules, the Board of Directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the directors reviewed and discussed information provided by the directors and us with regard to each director's business and personal activities as they may relate to us and our management.

Board Meetings and Committees

From January 1, 2024 to December 31, 2024, the Board of Directors held 5 meetings. All directors then in office attended each of these meetings, either in person or by teleconference, with the exception of: Ruben S. Martin, III, who was not in attendance at the meeting of the Board of Directors on the date of April 16, 2024. We have standing conflicts, audit, compensation and nominating committees of the Board of Directors. The Board of Directors appoints the members of the Audit, Compensation, Nominating and Conflicts Committees. Each member of the Audit Committee is an independent director in accordance with NASDAQ and applicable securities laws. Each of the Board of Directors committees has a written charter approved by the Board of Directors. Copies of each charter are posted on our website at www.MMLP.com under the "Corporate Governance" section. The current members of the committees, the number of meetings held by each committee from January 1, 2024 to December 31, 2024, and a brief description of the functions performed by each committee are set forth below:

Conflicts Committee (30 meetings). The members of the Conflicts Committee are: Messrs. Kelley (chairman), Massey and Collingsworth. All of the members of the Conflicts Committee attended all meetings of the committee for the period noted above. The primary responsibility of the Conflicts Committee is to review matters that the directors believe may involve conflicts of interest. The Conflicts Committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the Conflicts Committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates and must meet the independence standards to serve on an audit committee of a board of directors established by NASDAQ. Any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders.

Audit Committee (5 meetings). The members of the Audit Committee are Messrs. Massey (chairman), Kelley and Collingsworth. All of the members attended all meetings of the Audit Committee for the period noted. The primary responsibilities of the Audit Committee are to assist the Board of Directors in its general oversight of our financial reporting, internal controls and audit functions, and it is directly responsible for the appointment, retention, compensation and oversight of the work of our independent auditors. The members of the Audit Committee of the Board of Directors each qualify as "independent" under standards established by the SEC for members of audit committees, and the Audit Committee includes at least one member who is determined by the Board of Directors to meet the qualifications of an "audit committee financial expert" in accordance with SEC rules, including that the person meets the relevant definition of an "independent" director. C. Scott Massey is the independent director who has been determined to be an audit committee financial expert. Unitholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Massey's experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Massey any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and Board of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.

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

Nominating Committee (1 meeting). The members of the Nominating Committee are Messrs. Collingsworth (chairman), Massey, and Kelley. All of the members attended the meeting of the Nominating Committee for the period noted above. The primary responsibility of the nominating committee is to select and recommend nominees for election to the Board of Directors.

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

Insider Trading Policy

We have adopted an insider trading policy and procedures governing the purchase, sale and other disposition of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable NASDAQ listing standards. A copy of our insider trading policy is filed as an exhibit to this Annual Report on Form 10-K.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Background

We are required to provide information regarding the compensation program in place as of December 31, 2024, for the CEO, CFO and the three other most highly-compensated executive officers of our general partner as reflected in the summary compensation table set forth below (the "Named Executive Officers"). This section should be read in conjunction with the detailed tables and narrative descriptions regarding compensation below.

We are a master limited partnership and have no employees. We are managed by the executive officers of our general partner. These executive officers are employed by Martin Resource Management Corporation, a private corporation that has significant operations that are separate from ours. With the exception of our President and Chief Executive Officer, the executive officers of our general partner are also the executive officers of Martin Resource Management Corporation and devote significant time to the management of Martin Resource Management Corporation’s operations. We reimburse Martin Resource Management Corporation for a portion of the indirect general and administrative expenses, including compensation expense relating to the service of these individuals that are allocated to us pursuant to the Omnibus Agreement. Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. For the years ended December 31, 2024, 2023 and 2022 the Board of Directors approved reimbursement amounts of $13.5 million, $14.0 million and $13.5 million, respectively, reflecting our allocable share of such expenses. Please see "Item 13. Certain Relationships and Related Transactions, and Director Independence — Agreements — Omnibus Agreement" for a discussion of the Omnibus Agreement.

Compensation Objectives

As we do not directly compensate the executive officers of our general partner, we do not have any set compensation programs. The elements of Martin Resource Management Corporation’s compensation program discussed below, along with Martin Resource Management Corporation’s other rewards, are intended to provide a total rewards package designed to yield competitive total cash compensation, drive performance and reward contributions in support of the businesses of Martin Resource Management Corporation and other Martin Resource Management Corporation affiliates, including us, for which the Named Executive Officers perform services. Although we bear an allocated portion of Martin Resource Management Corporation’s costs of providing compensation and benefits to the Named Executive Officers, we do not have control over such costs and do not establish or direct the compensation policies or practices of Martin Resource Management Corporation. During 2024, Martin Resource Management Corporation paid compensation based on the performance of Martin Resource Management Corporation but did not set any specific performance-based criteria and did not have any other specific performance-based objectives.

Elements of Compensation

Martin Resource Management Corporation’s executive officer compensation package includes a combination of annual cash, long-term incentive compensation and other compensation. Elements of compensation which the Named Executive Officers may be eligible to receive from Martin Resource Management Corporation consist of the following: (1) annual base salary; (2) discretionary annual cash awards; (3) awards pursuant to the 2021 and 2025 Phantom Unit Plans, the 2017 LTIP and Martin Resource Management Corporation employee benefit plans; and (4) where appropriate, other compensation, including limited perquisites.

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

Employee Benefit Plan Awards.  The Named Executive Officers may be eligible to receive awards pursuant to the Martin Midstream Partners L.P. 2021 Phantom Unit Plan (the "2021 Plan"), the 2017 LTIP and Martin Resource Management Corporation employee benefit plans. These employee benefit plan awards are designed to reward the performance of the Named Executive Officers by providing annual incentive opportunities tied to the annual performance of Martin Resource Management Corporation. In particular, these awards are provided to the Named Executive Officers in order to provide competitive incentives to these executives who can significantly impact performance and promote achievement of the business objectives of Martin Resource Management Corporation.

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

Compensation Methodology

The compensation policies and philosophy of Martin Resource Management Corporation govern the types and amount of compensation granted to each of the Named Executive Officers. The Board of Directors has responsibility for evaluating and determining the reasonableness of the total amount we are charged under the Omnibus Agreement for managerial, administrative and operational support, including compensation of the Named Executive Officers, provided by Martin Resource Management Corporation.

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

The Compensation Committee of the Board of Directors is responsible for setting the compensation of our President and Chief Executive Officer. This includes determining the base salary, bonus compensation, long-term incentive compensation and other compensation of our President and Chief Executive Officer. The Compensation Committee's responsibility for the development of the compensation objectives and methodology applicable to the President and Chief Executive Officer are based on objectives, elements and methodologies discussed herein.

Except in the case of an exceptional amount of time devoted to us, discretionary annual cash awards are based on the performance of Martin Resource Management Corporation. Annual discretionary cash awards, if any, are calculated first by allocating a portion of Martin Resource Management Corporation’s earnings as determined by the Management Compensation Committee of Martin Resource Management Corporation for distribution to key employees of Martin Resource Management Corporation. Upon such allocation, the Management Compensation Committee of Martin Resource Management Corporation, with input from appropriate business leaders determines the allocation and distribution of the bonus pool among such employees, including the Named Executive Officers. All decisions of the Management Compensation Committee of Martin Resource Management Corporation concerning the compensation of the Named Executive Officers are reviewed and approved by the Compensation Committee of the Board of Directors of Martin Resource Management Corporation. With respect to employee benefit plan awards pursuant to plans maintained by the Partnership, the Management Compensation Committee of

Martin Resource Management Corporation makes a recommendation as to whether such awards should be awarded to any employees. Any such employee plan awards are then considered and must be approved by the Compensation Committee and then are distributed to the employees, including Named Executive Officers, accordingly. Further, Martin Resource Management Corporation, with the approval of the Compensation Committee of the Board of Directors of Martin Resource Management Corporation or the Compensation Committee regularly reviews market data and relevant compensation surveys when setting base compensation and, when appropriate, engages compensation consultants. Because he serves on both the Management Compensation Committee of Martin Resource Management Corporation and on the Compensation Committee of the Board of Directors of Martin Resource Management Corporation, Mr. Martin, as Chief Executive Officer of Martin Resource Management Corporation, has significant authority in setting base salaries, discretionary annual cash award allocations and amounts and employee benefit award distributions.

Any awards granted to the independent directors and employees of our general partner under our long-term incentive plans are described in Item 8, Note 16, "Unit Based Awards - Long-Term Incentive Plans," and are approved by the Compensation Committee.

Determination of 2024 Compensation Amounts

During 2024, elements of all compensation paid to the Named Executive Officers by Martin Resource Management Corporation consisted of the following: (1) annual base salary; (2) discretionary annual cash awards; (3) awards pursuant to the 2021 Plan or the 2017 LTIP; (4) other Martin Resource Management Corporation employee benefit plans; and (5) other compensation, including limited perquisites. With respect to the Named Executive Officers, they were paid an allocated portion of their base salaries.

Annual Base Salary.  The portions of the annual base salaries paid by Martin Resource Management Corporation to the Named Executive Officers, which are allocable to us under our Omnibus Agreement with Martin Resource Management Corporation, are reflected in the summary compensation table below. Based upon the agreement of our general partner with Martin Resource Management Corporation, we have reimbursed Martin Resource Management Corporation for approximately 67.9% of the aggregate annual base salaries paid to the Named Executive Officers by Martin Resource Management Corporation during 2024. The foregoing agreement has been developed based on an assessment of the estimated percentage of the time spent by the Named Executive Officers managing our affairs, relative to the affairs of Martin Resource Management Corporation ranging from approximately 50% to 100%. During 2024, our Named Executive Officers were Mr. Robert D. Bondurant, the President and Chief Executive Officer of our general partner, Ms. Sharon L. Taylor, an Executive Vice President and Chief Financial Officer of our general partner, Mr. Randall Tauscher, an Executive Vice President and Chief Operating Officer of our general partner, Mr. Chris Booth, the Executive Vice President, General Counsel and Secretary of our general partner, and Mr. Scot A. Shoup, Senior Vice President of Operations.

Discretionary Annual Cash Awards.  Discretionary annual cash awards paid to the Named Executive Officers which are allocable to us are reflected in the summary compensation table below.

Martin Midstream Partners L.P. Long-Term Incentive Plans

Phantom Unit Plan

On July 21, 2021, the Board of Directors of the Partnership and the Compensation Committee approved the 2021 Plan, effective as of the same date. The 2021 Plan permits the awards of phantom units and phantom unit appreciation rights to any employee or non-employee director of the Partnership, including its executive officers. The awards may be time-based or performance-based and will be paid, if at all, in cash.

The award of a phantom unit under the 2021 Plan entitles the participant to a cash payment equal to the value of the phantom unit on the vesting date or dates, which value is the fair market value of a common unit of the Partnership on such vesting date or dates. The award of a phantom unit appreciation right entitles the recipient to a cash payment equal to the difference between the value of a phantom unit on the vesting date or dates in excess of the value assigned by the Compensation Committee to the phantom unit as of the grant date. Phantom units and phantom unit appreciation rights granted to participants do not confer upon participants any right to a common unit.

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

Generally, vesting of an award is subject to a participant remaining continuously employed with the Partnership through the vesting date. However, if prior to the vesting date: (i) a participant is terminated without cause (as defined in the award agreement) or terminates employment after the participant has attained both the age of 65 and ten years of employment (“retirement-eligible”), a prorated portion of the award will vest and be paid in cash no later than the 30th day following such termination date (subject to a six-month delay in payment for certain retirement-eligible participants); or (ii) there is a change in control of the Partnership (as defined in the 2021 Plan), the award will vest in full and be paid in cash no later than the 30th day following the date of the change of control; provided, that the participant has been in continuous employment through the termination or change in control date, as applicable.

On February 11, 2025, the Board of Directors and the Compensation Committee approved the Martin Midstream Partners L.P. 2025 Phantom Unit Plan (the “2025 Plan”), effective as of the same date. The 2025 Plan permits the awards of phantom units and phantom unit appreciation rights to any employee or non-employee director of the Partnership, including its executive officers. The awards may be time-based or performance-based and will be paid, if at all, in cash.

The award of a phantom unit under the 2025 Plan entitles the participant to a cash payment equal to the value of the phantom unit on the vesting date or dates, which value is the fair market value of a common unit of the Partnership on such vesting date or dates. The award of a phantom unit appreciation right entitles the recipient to a cash payment equal to the difference between the value of a phantom unit on the vesting date or dates in excess of the value assigned by the Compensation Committee to the phantom unit as of the grant date. Phantom units and phantom unit appreciation rights granted to participants do not confer upon participants any right to a common unit.

On February 11, 2025, the Compensation Committee approved forms of time-based award agreements for phantom units and phantom unit appreciation rights, both of which awards vest in full on the third anniversary of the grant date. The grant date value of a phantom unit under a phantom unit appreciation right award is equal to the average of the closing price for a common unit during the 20 trading days immediately preceding the grant date of the award.

Generally, vesting of an award is subject to a participant remaining continuously employed with the Partnership through the vesting date. However, if prior to the vesting date: (i) a participant is terminated without cause (as defined in the award agreement) or terminates employment after the participant has attained both the age of 65 and ten years of employment (“retirement-eligible”), a prorated portion of the award will vest and be paid in cash no later than the 30th day following such termination date (subject to a six-month delay in payment for certain retirement-eligible participants); or (ii) there is a change in control of the Partnership (as defined in the 2025 Plan), the award will vest in full and be paid in cash no later than the 30th day following the date of the change of control; provided, that the participant has been in continuous employment through the termination or change in control date, as applicable.

Restricted Unit Plan

On May 26, 2017, the unitholders of the Partnership approved the Martin Midstream Partners L.P. 2017 Restricted Unit Plan (the "2017 LTIP"). The plan currently permits the grant of awards covering an aggregate of 3,000,000 common units, all of which can be awarded in the form of restricted units. The plan is administered by the Compensation Committee of the Board of Directors. The purpose of the 2017 LTIP is designed to enhance our ability to attract, retain, reward and motivate the services of certain key employees, officers, and directors of the general partner and Martin Resource Management Corporation.

The Board of Directors or the Compensation Committee, in their discretion, may terminate or amend the 2017 LTIP at any time with respect to any units for which a grant has not yet been made. The Board of Directors or the Compensation Committee also have the right to alter or amend the 2017 LTIP or any part of the plan from time to time, including increasing the number of units that may be reserved for issuance under the plan subject to any applicable unitholder approval. However, no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of the participant. In addition, the restricted units will vest upon a change of control of us, our general partner or Martin Resource Management Corporation or if our general partner ceases to be an affiliate of Martin Resource Management Corporation.

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

Clawback Policy

We previously adopted a compensation recovery or “clawback” policy in accordance with applicable Nasdaq listing rules, a copy of which is filed as an exhibit to this Annual Report on Form 10-K. It is generally our policy that our general partner will recoup any incentive compensation erroneously awarded to any current or former executive officers due to material noncompliance with any financial reporting requirement under applicable securities laws during the three completed fiscal years immediately preceding the date our general partner determines that an accounting restatement is required. Such recoupment would be undertaken by our general partner whether or not the executive’s actions contributed to the accounting restatement.

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

Martin Employee's Stock Profit Sharing Trust (the "SPS Plan").  Martin Resource Management Corporation maintains an employee stock ownership plan that covers employees who satisfied certain minimum age and service requirements but no employee shall become eligible to participate in the SPS Plan on or after January 1, 2013. This SPS Plan is referred to as the "Martin Employee Stock Ownership Plan". Under the terms of the SPS Plan, Martin Resource Management Corporation has the discretion to make contributions in an amount determined by its Board of Directors. Those contributions are allocated under the terms of the SPS Plan and invested primarily in the common stock of Martin Resource Management Corporation. No contributions will be made to the SPS Plan for any plan year commencing on or after January 1, 2013. The account balances of any participant who was employed by Martin Resource Management Corporation on December 31, 2012 are fully vested and non-forfeitable. The SPS Plan converted to an employee stock ownership plan on January 1, 2013.

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

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation expense that was allocated to us for the services of the Named Executive Officers for the years ended December 31, 2024, 2023 and 2022.

Name and Principal Position	Year	Salary	Discretionary Annual Awards	Phantom Unit Awards (Grant Date Value) (a)	Total Compensation
Robert D. Bondurant, President and Chief Executive Officer	2024	$612,950	$775,000	$—	$1,387,950
	2023	$598,000	$775,000	$267,925	$1,640,925
	2022	$575,000	$775,000	$243,250	$1,593,250
Randall L. Tauscher, Executive Vice President and Chief Operating Officer	2024	$280,000	$—	$—	$280,000
	2023	$354,250	$—	$229,650	$583,900
	2022	$367,500	$—	$217,000	$584,500
Sharon L. Taylor, Executive Vice President and Chief Financial Officer	2024	$219,000	$—	$—	$219,000
	2023	$224,250	$—	$199,030	$423,280
	2022	$189,000	$—	$185,500	$374,500
Chris H. Booth, Executive Vice President, General Counsel and Secretary	2024	$268,500	$—	$—	$268,500
	2023	$261,000	$—	$199,030	$460,030
	2022	$231,000	$—	$185,500	$416,500
Scot A. Shoup, Senior Vice President of Operations	2024	$242,400	$—	$—	$242,400
	2023	$317,600	$—	$76,550	$394,150
	2022	$365,750	$—	$92,750	$458,500

(a) On each of July 19, 2023 and April 20, 2022, the Compensation Committee approved forms of time-based award agreements for phantom units and phantom unit appreciation rights, both of which awards vest in full on the third anniversary of the grant date, or July 19, 2026 and July 21, 2025, respectively. The grant date value of a phantom unit under a phantom unit appreciation right award is equal to the average of the closing price for a common unit during the 20 trading days immediately preceding the grant date of the award.

GRANTS OF PLAN-BASED AWARDS

No plan-based awards were granted to any of our Named Executive Officers during the fiscal year ended December 31, 2024.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2024

	Option Awards				Unit Awards
Name and Award Type	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (a)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(a)	Market Value of Shares or Units of Stock That Have Not Vested ($)(b)
Robert D. Bondurant

Phantom Units - 2022 Award	—	—	—	—	20,000	$71,800
Phantom Units - 2023 Award	—	—	—	—	122,500	$439,775
Phantom Unit Appreciation Rights - 2022 Award	—	125,000	$4.55	N/A	—	$—
Phantom Unit Appreciation Rights - 2023 Award	—	52,500	$2.13	N/A	—	$76,650
Randall L. Tauscher

Phantom Units - 2022 Award	—	—	—	—	20,000	$71,800
Phantom Units - 2023 Award	—	—	—	—	105,000	$376,950
Phantom Unit Appreciation Rights - 2022 Award	—	100,000	$4.55	N/A	—	$—
Phantom Unit Appreciation Rights - 2023 Award	—	45,000	$2.13	N/A	—	$65,700
Sharon L. Taylor

Phantom Units - 2022 Award	—	—	—	—	20,000	$71,800
Phantom Units - 2023 Award	—	—	—	—	91,000	$326,690
Phantom Unit Appreciation Rights - 2022 Award	—	70,000	$4.55	N/A	—	$—
Phantom Unit Appreciation Rights - 2023 Award	—	39,000	$2.13	N/A	—	$56,940
Chris H. Booth

Phantom Units - 2022 Award	—	—	—	—	20,000	$71,800
Phantom Units - 2023 Award	—	—	—	—	91,000	$326,690
Phantom Unit Appreciation Rights - 2022 Award	—	70,000	$4.55	N/A	—	$—
Phantom Unit Appreciation Rights - 2023 Award	—	39,000	$2.13	N/A	—	$56,940
Scot A. Shoup

Phantom Units - 2022 Award	—	—	—	—	10,000	$35,900
Phantom Units - 2023 Award	—	—	—	—	35,000	$125,650
Phantom Unit Appreciation Rights - 2022 Award	—	35,000	$4.55	N/A	—	$—
Phantom Unit Appreciation Rights - 2023 Award	—	15,000	$2.13	N/A	—	$21,900

(a) The 2022 Award vests in full on July 21, 2025, and the 2023 Award vests in full on July 19, 2026.

(b) The market value of unvested phantom units is calculated by multiplying the number of unvested phantom units held by the NEOs by the closing price of our common stock on December 31, 2024. Because our closing stock price on December 31, 2024 was less than the strike price of the phantom unit appreciation rights 2022 awards, a $0 market value was included for the unvested phantom unit appreciation rights.

EQUITY VESTED TABLE FOR THE YEAR ENDED DECEMBER 31, 2024

Restricted Unit Plan
Unit Awards (a)
Name	Number of Common Units Acquired on Vesting	Value Realized on Vesting
Robert D. Bondurant	—	$—
Randall L. Tauscher	—	$—
Sharon L. Taylor	—	$—
Chris H. Booth	—	$—
Scot A. Shoup	—	$—

(a) As of December 31, 2024, there were no outstanding awards under the 2017 LTIP for the Named Executive Officers.

Director Compensation

As a partnership, we are managed by our general partner. The Board of Directors performs for us the functions of a board of directors of a business corporation. Directors of our general partner who are not employees of Martin Resource Management Corporation are entitled to receive total quarterly retainer fees of $27,500 each. In 2024, each non-employee director received $65,000 in additional fees related to efforts with respect to the terminated Merger with Martin Resource Management Corporation. Martin Resource Management Corporation employees who are a member of the Board of Directors do not receive any additional compensation for serving in such capacity. Officers of our general partner who also serve as directors will not receive additional compensation. All directors of our general partner are entitled to reimbursement for their reasonable out-of-pocket expenses in connection with their travel to and from, and attendance at, meetings of the Board of Directors or committees thereof. Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

    The following table sets forth the compensation of the Board of Directors for the period from January 1, 2024 through December 31, 2024.

Name	Fees Earned Paid in Cash	Stock Awards (a)	Total
Ruben S. Martin	$—	$—	$—
Robert D. Bondurant	$—	$—	$—
C. Scott Massey (b)	$175,000	$64,998	$239,998
Byron R. Kelley (b)	$175,000	$64,998	$239,998
James M. Collingsworth (b)	$175,000	$64,998	$239,998

(a) The amounts shown represent the grant date fair value of awards computed in accordance with FASB ASC 718, however, such awards are subject to vesting requirements for TBRUs and PBRUs which have not been met as it relates to the 2018 stock award. See Note 16 included in Item 8 herein for the assumptions made in our valuation of such awards.

(b) In February 2024, the Partnership issued 28,760 TBRUs to each of the Partnership's three independent directors, C. Scott Massey, Byron R. Kelley, and James M. Collingsworth under the 2017 LTIP. These restricted common units vest in equal installments of 7,190 units on January 24, 2025, 2026, 2027 and 2028. In calculating the fair value of the award, we multiplied the closing price of our common units on the NASDAQ on the date of grant by the number of restricted common units granted to each director.

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

The following table sets forth the beneficial ownership of our units as of February 24, 2025 held by beneficial owners of 5% or more of the units outstanding, by directors of our general partner, by each executive officer and by all directors and executive officers of our general partner as a group.

Name of Beneficial Owner [1]	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned [3]
MRMC ESOP Trust [4]	6,187,683	15.8%
Martin Resource Management Corporation [5]	6,187,683	15.8%
Martin Resource LLC [5]	4,203,823	10.8%
Martin Product Sales LLC [5]	1,094,416	2.8%
Cross Oil Refining & Marketing Inc. [5]	889,444	2.3%
Invesco Ltd. [2]	7,212,745	18.5%
The Goldman Sachs Group, Inc. and Goldman Sachs & Co. LLC [13]	2,970,118	7.6%
Senterfitt Holdings Inc. [6]	3,726,607	9.5%
Ruben S. Martin [7]	10,073,682	25.8%
Robert D. Bondurant	149,511	—%
Randall L. Tauscher	118,235	—%
Chris H. Booth [8]	48,225	—%
Sharon L. Taylor [9]	24,813	—%
Scot A. Shoup	28,113	—%
C. Scott Massey [10]	169,978	—%
Byron R. Kelley	152,066	—%
James M. Collingsworth [11]	150,241	—%
All directors and executive officers as a group (9 persons) [12]	10,914,864	27.9%

1 The address for Martin Resource Management Corporation and all of the individuals listed in this table, unless otherwise indicated, is c/o Martin Midstream Partners L.P., 4200 Stone Road, Kilgore, Texas, 75662.

2 Based solely upon the Form 13F Holdings Report filed on February 13, 2025 with the SEC by the beneficial owner as of December 31, 2024. According to the Schedule 13G/A filed on February 12, 2024, Invesco Ltd. has sole voting power and sole dispositive power over 7,212,745 of common units. The address for Invesco Ltd. is 1331 Spring Street NW, Suite 2500, Atlanta, Georgia, 30309.

3 The percent of class shown is less than one percent unless otherwise noted.

4 By virtue of its ownership of 89.02% of the outstanding common stock of Martin Resource Management Corporation, the MRMC ESOP Trust (the "MRMC ESOP") is the controlling shareholder of Martin Resource Management Corporation, and may be deemed to beneficially own the 6,187,683 MMLP Common Units held by Martin Resource LLC, Cross Oil Refining & Marketing Inc., and Martin Product Sales LLC. Robert D. Bondurant, Randall L. Tauscher, and Melanie Mathews, Vice President - Human Resources (the "MRMC ESOP Co-Trustees") serve as co-trustees of the MRMC ESOP but all of its voting and investment decisions are directed by the Board of Directors of Martin Resource Management Corporation. The MRMC ESOP expressly disclaims beneficial ownership of the MMLP Common Units as voting and investment decisions are directed by the Board of Directors of Martin Resource Management Corporation.

5 Martin Resource Management Corporation is the owner of Martin Resource LLC, Martin Product Sales LLC, and Cross Oil Refining & Marketing Inc., and as such may be deemed to beneficially own the common units held by Martin Resource LLC, Cross Oil Refining & Marketing Inc, and Martin Product Sales LLC. The 4,203,823 common units beneficially owned by Martin Resource Management Corporation through its ownership of Martin Resource LLC have been pledged as security to a third party to secure payment for a loan made by such third party. The 1,094,416 common units beneficially owned by Martin Resource Management Corporation through its ownership of Martin Product Sales LLC have been pledged as security to a third party to secure payment for a loan made by such third party. The 889,444 common units beneficially owned by Martin

Resource Management Corporation through its ownership of Cross Oil Refining & Marketing Inc. have been pledged as security to a third party to secure payment for a loan made by such third party.

6 Mr. Martin is the sole shareholder and sole director and has sole voting and investment power of Senterfitt Holdings Inc., and as such may be deemed to beneficially own the common units held by Senterfitt Holdings Inc.

7 Includes: (i) 159,392 common units held of record directly by Mr. Martin and (ii) 3,726,607 Common Units held of record by Senterfitt Holdings Inc., for which Mr. Martin is the sole shareholder and sole director and has sole voting and investment power. By virtue of serving as the Chairman of the Board of Directors and President of Martin Resource Management Corporation, Ruben S. Martin may exercise control over the voting and disposition of the securities owned by Martin Resource Management Corporation, and therefore, may be deemed the beneficial owner of the common units owned by Martin Resource Management Corporation, which include 6,187,683 common units beneficially owned through its ownership of Martin Resource LLC, Cross Oil Refining & Marketing Inc. and Martin Product Sales LLC.

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

13 Based solely upon the Schedule 13G/A, jointly filed on February 11, 2025 with the SEC by the beneficial owners as of December 31, 2024. The Goldman Sachs Group, Inc. and Goldman Sachs & Co. LLC (collectively, "Goldman Sachs") have shared voting power and shared dispositive power over 2,970,118 of common units. The address for Goldman Sachs is 200 West Street, New York, New York, 10282.

Martin Resource Management Corporation indirectly owns 100% of the membership interests in the holding company that is the sole member of our general partner and, together with our general partner, owned approximately 15.7% of our outstanding common limited partner units as of December 31, 2024. The table below sets forth information as of December 31, 2024 concerning (i) each person owning beneficially in excess of 5% of the voting common stock of Martin Resource Management Corporation, and (ii) the beneficial common stock ownership of (a) each director of Martin Resource Management Corporation, (b) each executive officer of Martin Resource Management Corporation, and (c) all such executive officers and directors of Martin Resource Management Corporation as a group. Except as indicated, each individual has sole voting and investment power over all shares listed opposite his or her name.

	Beneficial Ownership of Voting Common Stock
Name of Beneficial Owner [1]	Number of Shares	Percent of Outstanding Voting Stock
MRMC ESOP Trust [2]	105,420.02	89.02%
Martin ESOP Trust [3]	13,001.57	10.98%
Robert D. Bondurant [3]	13,001.57	10.98%
Randall Tauscher [3]	13,001.57	10.98%

1 The business address of each shareholder, director and executive officer of Martin Resource Management Corporation is c/o Martin Resource Management Corporation, 4200 Stone Road, Kilgore, Texas 75662.

2 The MRMC ESOP owns 118,421.59 shares of common stock of Martin Resource Management Corporation. The MRMC ESOP Co-Trustees serve as trustees of the MRMC ESOP but all of its voting and investment decisions related to the unallocated shares of common stock are directed by the Board of Directors of Martin Resource Management Corporation. Of

the common stock held by the MRMC ESOP, 101,889.89 shares of common stock are allocated to participant accounts, and 16,531.70 shares of common stock are unallocated.

3 Robert D. Bondurant and Randall Tauscher (the "Martin ESOP Co-Trustees") are co-trustees of the Martin Employee Stock Ownership Trust which converted from a profit sharing plan known as the Martin Employees' Stock Profit Sharing Plan on January 1, 2014. The Martin ESOP Co-Trustees exercise shared control over the voting and disposition of the securities owned by this trust. As a result, the Martin ESOP Co-Trustees may be deemed to be the beneficial owner of the securities held by such trust; thus, the number of shares of common stock reported herein as beneficially owned by the Martin ESOP Co-Trustees includes the 13,001.57 shares owned by such trust. The Martin ESOP Co-Trustees disclaim beneficial ownership of these 13,001.57 shares.

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2024:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, Warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	2,432,226
Total	—	$—	2,432,226
Our general partner has adopted and maintains the 2025 Plan and the 2017 LTIP. Effective as of February 11, 2025, the 2021 Plan was superseded by the 2025 Plan. For a description of the material features of these plans, please see "Item 11. Executive Compensation – Employee Benefit Plans – Martin Midstream Partners L.P. Long-Term Incentive Plans".

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Martin Resource Management Corporation owns 6,187,683 of our common limited partnership units representing approximately 15.8% of our outstanding common limited partnership units as of February 24, 2025. Martin Resource Management Corporation indirectly holds 100% of the membership interests in MMGP, our general partner, by virtue of its 100% ownership interest in MMGP Holdings, LLC, the sole member of our general partner. Our general partner owns a 2% general partner interest in us. Our general partner’s ability to manage and operate us and Martin Resource Management Corporation’s ownership of approximately 15.8% of our outstanding common limited partner units effectively gives Martin Resource Management Corporation the ability to veto some of our actions and to control our management.

Distributions and Payments to the General Partner and its Affiliates

The following table summarizes the distributions and payments to be made by us to our general partner and its affiliates. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.

Operational Stage
Distributions of available cash to our general partner	We will generally make cash distributions 98% to our unitholders and 2% to our general partner.
Payments to our general partner and its affiliates	Martin Resource Management Corporation is entitled to reimbursement for all direct expenses it or our general partner incurs on our behalf. The direct expenses include the salaries and benefit costs employees of Martin Resource Management Corporation who provide services to us. Our general partner has sole discretion in determining the amount of these expenses. In addition to the direct expenses, Martin Resource Management Corporation is entitled to reimbursement for a portion of indirect general and administrative and corporate overhead expenses. Under the omnibus agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. The Board of Directors will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually. Please read "Agreements — Omnibus Agreement" below.
Withdrawal or removal of our general partner	If our general partner withdraws or is removed, its general partner interest will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.
Liquidation Stage
Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.

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

    Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. For the years ended December 31, 2024, 2023 and 2022, the Board of Directors approved and we reimbursed Martin Resource Management Corporation of $13.5 million, $14.0 million and $13.5 million, respectively, reflecting our allocable share of such expenses. The Board of Directors will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

Other Related Party Transactions

East Texas Mack Leases. MTI leases equipment, including tractors and trailers, from East Texas Mack Sales. Certain of our directors and officers are owners of East Texas Mack, including entities affiliated with Ruben Martin, who owns approximately 46% of the issued and outstanding stock of East Texas Mack. Amounts paid to East Texas Mack for tractor and trailer lease payments and lease residuals for the fiscal years ended December 31, 2024, 2023 and 2022 were approximately $5.0 million, $3.3 million, and $1.9 million, respectively.

Consulting Services Agreement. The Operating Partnership is a party to the Consulting Services Agreement. Pursuant to the terms of the Consulting Services Agreement, Ruben S. Martin has agreed to provide business and strategic development support to the Operating Partnership, and the Operating Partnership has agreed to pay Mr. Martin $0.3 million per year for such services, which amount was paid to Mr. Martin for the fiscal year ended December 31, 2022. The Consulting Services Agreement expired on December 31, 2022.

Storage and Services Agreement. The Partnership is a party to a storage and services agreement with Martin Butane, a division of Martin Product Sales LLC (a subsidiary of Martin Resource Management Corporation), dated May 1, 2023, under which the Partnership provides storage and other services for NGLs at the Partnership's underground storage facility located in Arcadia, Louisiana. The primary term of the agreement expired on April 30, 2024, but will continue on a year to year basis until terminated by either party by giving at least 90 days’ written notice prior to the end of any term.

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

Approval and Review of Related Party Transactions

    If we contemplate entering into a transaction, other than a routine or in the ordinary course of business transaction or as permitted under the Omnibus Agreement, in which a related person will have a direct or indirect material interest, the proposed transaction is submitted for consideration to the Board of Directors or to our management, as appropriate. If the Board of Directors is involved in the approval process, it determines whether to refer the matter to the Conflicts Committee, as constituted under our limited Partnership Agreement. If a matter is referred to the Conflicts Committee, it obtains information regarding the proposed transaction from management and determines whether to engage independent legal counsel or an independent financial advisor to advise the members of the committee regarding the transaction. If the Conflicts Committee retains such counsel or financial advisor, it considers such advice and, in the case of a financial advisor, such advisor’s opinion as to whether the transaction is fair and reasonable to us and to our unitholders.

Item 14.	Principal Accounting Fees and Services

    KPMG LLP served as our independent auditors for the fiscal years ended December 31, 2024 and 2023. The following fees were paid to KPMG LLP for services rendered during our last two fiscal years:

	2024		2023
Audit fees	$1,325,000	(1)	$1,300,000	(1)
Audit related fees	9,000		—
Audit and audit related fees	1,334,000		1,300,000
Tax fees	100,000	(2)	90,000	(2)
All other fees	—		—
Total fees	$1,434,000		$1,390,000

(1)    2024 and 2023 audit fees include fees for the annual financial statement audit, audit of internal controls over financial reporting, and interim reviews included in our quarterly reports on Form 10-Q. In both periods these amounts also include fees related to services in connection with transactions, regulatory filings, and consents.

(2)    Tax fees are for services related to the review of our partnership K-1's returns, and research and consultations on other tax related matters.

    Under policies and procedures established by the Board of Directors and the Audit Committee, the Audit Committee is required to pre-approve all audit and non-audit services performed by our independent auditor to ensure that the provisions of such services do not impair the auditor’s independence. All of the services described above that were provided by KPMG LLP in years ended December 31, 2024 and December 31, 2023 were approved in advance by the Audit Committee.

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

2.1
Agreement and Plan of Merger, dated October 3, 2024, by and among Martin Resource Management Corporation, MRMC Merger Sub LLC, Martin Midstream GP LLC and Martin Midstream Partners L.P. (filed as Exhibit 2.1 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed October 3, 2024, and incorporated herein by reference).

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

10.8
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

10.10
Purchaser Use Easement, Ingress-Egress Easement, and Utility Facilities Easement dated November 1, 2002, by and between MGS LLC and the Operating Partnership (filed as Exhibit 10.13 to the Partnership’s Current Report on Form 8-K/A (SEC No. 000-50056), filed November 19, 2002, and incorporated herein by reference).

10.11+	First Amendment to the Third Amended and Restated Terminal Services Agreement by and between the Operating Partnership and Martin Energy Services LLC, dated December 26, 2023.
10.12*+	Second Amendment to the Third Amended and Restated Terminal Services Agreement by and between the Operating Partnership and Martin Energy Services LLC, dated January 1, 2025.
10.13
Lubricants and Drilling Fluids Terminal Services Agreement by and between the Operating Partnership and MFS LLC, dated December 23, 2003, as amended, (filed as Exhibit 10.4 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K/A (SEC No. 000-50056), filed January 23, 2004, and incorporated herein by reference).

10.14
Form of Partnership Indemnification Agreement (filed as Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed November 6, 2008, and incorporated herein by reference).

10.15†
Martin Midstream Partners L.P. 2017 Restricted Unit Plan (filed as Exhibit A to the Partnership’s Definitive Proxy Statement on Schedule 14A (SEC File No. 000-50056), filed April 21, 2017, and incorporated herein by reference).

10.16†
Restricted Unit Agreement under the Martin Midstream Partners L.P. 2017 Restricted Unit Plan (filed as Exhibit 10.34 to the Partnership's Annual Report on Form 10-K (SEC File No. 000-50056), filed February 16, 2018).

10.17
Master Transportation Services Agreement by and among Martin Resource Management Corporation, Cross Oil Refining & Marketing, Inc., Martin Energy Services LLC, and Martin Product Sales LLC (filed as Exhibit 10.1 on the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed April 26, 2019 and incorporated herein by reference.

10.18†
Employment Agreement, dated October 20, 2020, between Martin Resource Management Corporation and Robert D. Bondurant (filed as Exhibit 10.1 on the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed October 22, 2020 and incorporated herein by reference).

10.19†
Martin Midstream Partners L.P. 2021 Phantom Unit Plan, effective as of July 21, 2021 (filed as Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed July 26, 2021, and incorporated herein by reference).

10.20†
First Amendment to Martin Midstream Partners L.P. 2021 Phantom Unit Plan, effective as of April 20, 2022 (filed as Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed April 26, 2022, and incorporated herein by reference).

10.21†
Form of Phantom Unit Award Agreement for the Martin Midstream Partners L.P. 2021 Phantom Unit Plan (filed as Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed July 26, 2021, and incorporated herein by reference).

10.22†
Form of Phantom Unit Appreciation Right Award Agreement for the Martin Midstream Partners L.P. 2021 Phantom Unit Plan (filed as Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed July 26, 2021, and incorporated herein by reference).

10.23†
Martin Midstream Partners L.P. 2025 Phantom Unit Plan, effective as of February 11, 2025 (filed as Exhibit 10.2 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed February 18, 2025, and incorporated herein by reference).

10.24†
Form of Phantom Unit Award Agreement for the Martin Midstream Partners L.P. 2025 Phantom Unit Plan (filed as Exhibit 10.3 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed February 18, 2025, and incorporated herein by reference).

10.25†
Form of Phantom Unit Appreciation Right Award Agreement for the Martin Midstream Partners L.P. 2025 Phantom Unit Plan (filed as Exhibit 10.4 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed February 18, 2025, and incorporated herein by reference).

10.26†
First Amendment to Employment Agreement, dated July 26, 2022, by and between Martin Resource Management Corporation and Robert D. Bondurant (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed August 1, 2022, and incorporated herein by reference).

10.27‡
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

10.28
First Amendment to Fourth Amended and Restated Credit Agreement, dated as of February 13, 2025, by and among Martin Operating Partnership L.P., as borrower, Martin Midstream Partners L.P., as guarantor, the other guarantors party thereto, the financial institutions party thereto as lenders and Royal Bank of Canada, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed February 18, 2025, and incorporated herein by reference).

10.29
Termination Agreement between Martin Resource Management Corporation and Martin Midstream Partners L.P., dated December 26, 2024 (filed as Exhibit 10.1 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed December 26, 2024, and incorporated herein by reference).

10.30
Support Agreement, dated October 3, 2024, by and among Martin Midstream Partners L.P. and Martin Resource Management Corporation, Martin Product Sales LLC, Martin Resource LLC and Cross Oil Refining & Marketing, Inc. (filed as Exhibit 10.1 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed October 3, 2024, and incorporated herein by reference).

10.31
Support Agreement, dated October 3, 2024, by and between Martin Midstream Partners L.P. and Senterfitt Holdings Inc. (filed as Exhibit 10.2 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed October 3, 2024, and incorporated herein by reference).

10.32
Support Agreement, dated October 3, 2024, by and between Martin Midstream Partners L.P. and Ruben S. Martin III (filed as Exhibit 10.3 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed October 3, 2024, and incorporated herein by reference).

10.33
Support Agreement, dated October 3, 2024, by and between Martin Midstream Partners L.P. and Robert D. Bondurant (filed as Exhibit 10.4 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed October 3, 2024, and incorporated herein by reference).

19*	Insider Trading Policy.
21.1*	List of Subsidiaries.
23.1*	Consent of KPMG LLP.
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

97
Martin Midstream Partners L.P.’s Policy for the Recovery of Erroneously Awarded Compensation (filed as Exhibit 97 to the Partnership's Annual Report on Form 10-K (SEC File No. 000-50056), filed February 21, 2024).

101	Inline Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in Extensible Business Reporting Language: (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) the Consolidated Statements of Cash Flows; (5) the Consolidated Statements of Capital; and (6) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (contained in Exhibit 101).
*	Filed or furnished herewith.
†	As required by Item 15(a)(3) of Form 10-K, this exhibit is identified as a compensatory plan or arrangement.
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

Martin Midstream Partners L.P
(Registrant)

	By:	Martin Midstream GP LLC
It's General Partner

February 24, 2025	By:	/s/ Robert D. Bondurant
Robert D. Bondurant
President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2025.

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