Form 10-Q
period 2025-03-31
MARTIN MIDSTREAM PARTNERS L.P.
filed 2025-04-21
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ____________ to ____________

Commission File Number
000-50056
MARTIN MIDSTREAM PARTNERS L.P.
(Exact name of registrant as specified in its charter)

Delaware	05-0527861
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
4200 B Stone Road
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
 The number of the registrant’s Common Units outstanding at April 21, 2025, was 39,055,086.

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

Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the "SEC") on February 24, 2025, and as may be updated and supplemented from time to time in our future Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Cash	$52	$55
Accounts and other receivables, less allowance for doubtful accounts of $1,245 and $940, respectively	64,405	53,569
Inventories	44,418	51,707
Due from affiliates	9,640	13,694
Other current assets	11,131	11,454
Total current assets	129,646	130,479

Property, plant and equipment, at cost	957,515	954,059
Accumulated depreciation	(657,576)	(648,609)
Property, plant and equipment, net	299,939	305,450

Goodwill	16,671	16,671
Right-of-use assets	68,658	67,140
Investment in DSM Semichem LLC	7,106	7,314
Deferred income taxes, net	10,160	9,946
Other assets, net	1,230	1,509
Total assets	$533,410	$538,509

Liabilities and Partners’ Capital (Deficit)
Current installments of long-term debt and finance lease obligations	$14	$14
Trade and other accounts payable	57,852	61,599
Product exchange payables	572	798
Due to affiliates	2,418	4,927
Income taxes payable	2,552	1,283
Other accrued liabilities	32,828	46,880
Total current liabilities	96,236	115,501

Long-term debt, net	451,449	437,635
Finance lease obligations	51	55
Operating lease liabilities	48,430	47,815
Other long-term obligations	8,872	7,942
Total liabilities	605,038	608,948

Commitments and contingencies
Partners’ capital (deficit)	(71,628)	(70,439)
Total liabilities and partners' capital (deficit)	$533,410	$538,509

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended
	March 31,
	2025	2024
Revenues:
Terminalling and storage *	$21,549	$22,517
Transportation *	52,985	58,307
Sulfur services	4,223	3,477
Product sales: *
Specialty products	69,305	66,325
Sulfur services	44,481	30,204
	113,786	96,529
Total revenues	192,543	180,830

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Specialty products *	60,494	57,230
Sulfur services *	29,082	20,399
Terminalling and storage *	—	18
	89,576	77,647
Expenses:
Operating expenses *	64,454	63,934
Selling, general and administrative *	11,774	8,913
Depreciation and amortization	12,816	12,649
Total costs and expenses	178,620	163,143

Gain on disposition or sale of property, plant and equipment	479	208
Operating income	14,402	17,895

Other income (expense):
Interest expense, net	(14,107)	(13,842)
Equity in loss of DSM Semichem LLC	(209)	—
Other, net	(2)	16
Total other expense	(14,318)	(13,826)

Net income before taxes	84	4,069
Income tax expense	(1,117)	(796)
Net income (loss)	(1,033)	3,273
Less general partner's interest in net income (loss)	21	(65)
Less income (loss) allocable to unvested restricted units	4	(12)
Limited partners' interest in net income (loss)	$(1,008)	$3,196

Net income (loss) per unit attributable to limited partners - basic	$(0.03)	$0.08
Net income (loss) per unit attributable to limited partners - diluted	$(0.03)	$0.08
Weighted average limited partner units - basic	38,882,982	38,828,737
Weighted average limited partner units - diluted	38,882,982	38,836,165
See accompanying notes to consolidated and condensed financial statements.
*Related Party Transactions Shown Below

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended
	March 31,
	2025	2024
Revenues:*
Terminalling and storage	$17,262	$18,549
Transportation	7,970	8,601
Product Sales	1,300	129
Costs and expenses:*
Cost of products sold: (excluding depreciation and amortization)
Specialty products	6,010	6,573
Sulfur services	3,121	2,993
Terminalling and storage	—	18
Expenses:
Operating expenses	27,565	26,423
Selling, general and administrative	7,892	6,863

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL (DEFICIT)
(Unaudited)
(Dollars in thousands)

	Partners’ Capital (Deficit)
	Common Limited		General Partner Amount
	Units	Amount		Total
Balances - December 31, 2024	39,001,086	$(71,877)	$1,438	$(70,439)
Net loss	—	(1,012)	(21)	(1,033)
Issuance of restricted units	54,000	—	—	—
Cash distributions	—	(195)	(4)	(199)
Unit-based compensation	—	43	—	43
Balances - March 31, 2025	39,055,086	$(73,041)	$1,413	$(71,628)

	Partners’ Capital (Deficit)
	Common Limited		General Partner Amount
	Units	Amount		Total
Balances - December 31, 2023	38,914,806	$(66,182)	$1,558	$(64,624)
Net income	—	3,208	65	3,273
Issuance of restricted units	86,280	—	—	—
Cash distributions	—	(195)	(4)	(199)
Unit-based compensation	—	54	—	54
Balances - March 31, 2024	39,001,086	$(63,115)	$1,619	$(61,496)

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(1,033)	$3,273
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,816	12,649
Amortization of deferred debt issuance costs	777	766
Amortization of debt discount	600	600
Deferred income tax expense	(214)	(326)
Gain on disposition or sale of property, plant and equipment, net	(479)	(208)
Equity in loss of DSM Semichem LLC	209	—
Non cash unit-based compensation	43	54
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	(10,836)	(4,726)
Inventories	7,289	2,412
Due from affiliates	4,054	1,889
Other current assets	(1,080)	705
Trade and other accounts payable	(2,658)	7,579
Product exchange payables	(226)	(173)
Due to affiliates	(2,509)	(332)
Income taxes payable	1,269	1,063
Other accrued liabilities	(14,913)	(15,365)
Change in other non-current assets and liabilities	872	249
Net cash provided by (used in) operating activities	(6,019)	10,109

Cash flows from investing activities:
Payments for property, plant and equipment	(5,875)	(11,670)
Payments for plant turnaround costs	(822)	(5,960)
Proceeds from sale of property, plant and equipment	479	235
Net cash used in investing activities	(6,218)	(17,395)

Cash flows from financing activities:
Payments of long-term debt	(42,500)	(57,500)
Payments under finance lease obligations	(4)	—
Proceeds from long-term debt	55,000	65,000
Payment of debt issuance costs	(63)	(15)
Cash distributions paid	(199)	(199)
Net cash provided by (used in) financing activities	12,234	7,286

Net increase in cash	(3)	—
Cash at beginning of period	55	54
Cash at end of period	$52	$54

Non-cash additions to property, plant and equipment	$1,572	$2,706

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2025
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

The Partnership’s unaudited consolidated and condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and U.S. Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial reporting. Accordingly, these financial statements have been condensed and do not include all of the information and footnotes required by U.S. GAAP for annual audited financial statements of the type contained in the Partnership’s annual reports on Form 10-K. In the opinion of the management of Martin Midstream GP LLC ("MMGP" or the “general partner"), the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s financial position, results of operations, and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for such interim periods are not necessarily indicative of the results of operations for the full year. These financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 24, 2025.

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

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Improvements to Income Tax Disclosures” ("ASU 2023-09"), which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The provisions of ASU 2023-09 are effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. Once adopted, the Partnership will include the additional disclosure required by ASU 2023-09 in it's consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2025
(Unaudited)

NOTE 3. REVENUE

    The following table disaggregates our revenue by major source:

	Three Months Ended March 31,
	2025	2024
Terminalling and storage segment
Throughput and storage	$21,549	$22,517
	$21,549	$22,517
Transportation segment
Land transportation	$38,679	$42,743
Inland marine transportation	12,002	14,323
Offshore marine transportation	2,304	1,241
	$52,985	$58,307
Sulfur services segment
Sulfur product sales	$9,712	$5,683
Fertilizer product sales	34,769	24,521
Sulfur services	4,223	3,477
	$48,704	$33,681
Specialty products segment
Natural gas liquids product sales	$42,120	$38,131
Lubricant product sales	27,185	28,194
	$69,305	$66,325

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
March 31, 2025
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

	2025	2026	2027	2028	2029	Thereafter	Total
Terminalling and storage
Throughput and storage	$33,654	$46,117	$47,500	$48,990	$50,393	$105,367	$332,021
Sulfur services
Product sales	10,678	14,237	14,237	—	—	—	39,152
Service revenues	7,762	9,374	3,153	2,655	2,655	39,161	64,760
Specialty Products
NGL product sales	5,016	3,867	—	—	—	—	8,883
Total	$57,110	$73,595	$64,890	$51,645	$53,048	$144,528	$444,816
In addition, the Partnership has non-cancelable revenue arrangements that are under the scope of ASC 842 whereby we have committed certain terminalling and storage assets in exchange for a minimum fee. Future minimum revenues the Partnership expects to receive under these non-cancelable arrangements as of March 31, 2025, are as follows: 2025 - $16,538; 2026 - $13,582; 2027 - $12,620; 2028 - $12,165; 2029 - $9,860; subsequent years - $8,538.

NOTE 4. INVENTORIES

Components of inventories at March 31, 2025 and December 31, 2024, were as follows:

	March 31, 2025	December 31, 2024
Natural gas liquids	$821	$2,814
Lubricants	21,841	23,227
Sulfur	556	1,440
Fertilizer	15,607	18,463
Other	5,593	5,763
	$44,418	$51,707

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2025
(Unaudited)

NOTE 5. DEBT

At March 31, 2025 and December 31, 2024, long-term debt consisted of the following:

	March 31, 2025	December 31, 2024
$150,000 Credit facility at variable interest rate (7.84%[1] weighted average at March 31, 2025), due February 2027 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries, net of unamortized debt issuance costs of $2,032 and $2,242, respectively [2]	$63,968	$51,258
$400,000 Senior notes, 11.5% interest, net of unamortized debt issuance costs of $5,719 and $6,223, respectively, including unamortized premium of $6,800 and $7,400, respectively, due February 2028, secured [2]	387,481	386,377
Total	451,449	437,635
Less: current portion	—	—
Total long-term debt, net of current portion	$451,449	$437,635

    1 The interest rate fluctuates based on Adjusted Term SOFR (set on the date of each advance) or the alternate base rate plus an applicable margin. The margin is set every three months. All amounts outstanding at March 31, 2025 were at Adjusted Term SOFR plus an applicable margin of 3.25%. The applicable margin for revolving loans that are SOFR loans ranges from 2.75% to 3.75%, and the applicable margin for revolving loans that are alternate base rate loans ranges from 1.75% to 2.75%.  The applicable margin for SOFR borrowings effective April 16, 2025, is 3.50%. The credit facility contains various covenants that limit the Partnership’s ability to make distributions; make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management Corporation (as amended, the "Omnibus Agreement").

    2 The Partnership was in compliance with all debt covenants as of March 31, 2025 and December 31, 2024.

    The Partnership paid cash interest in the amount of $24,725 and $24,653 for the three months ended March 31, 2025 and 2024, respectively.  Capitalized interest was $0 and $142 for the three months ended March 31, 2025 and 2024, respectively.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2025
(Unaudited)

    The components of lease expense for the three months ended March 31, 2025 and 2024, were as follows:

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$6,134	$4,939
Finance lease cost:
Amortization of right-of-use assets	4	0
Interest on lease liabilities	1	—
Short-term lease cost	1,498	1,166
Variable lease cost	44	47
Total lease cost	$7,681	$6,152

Supplemental balance sheet information related to leases at March 31, 2025 and December 31, 2024, was as follows:

	March 31, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets	$68,658	$67,140

Current portion of operating lease liabilities included in "Other accrued liabilities"	$20,568	$19,707
Operating lease liabilities	48,430	47,815
Total operating lease liabilities	$68,998	$67,522

Finance Leases
Property, plant and equipment, at cost	$77	$77
Accumulated depreciation	(14)	(10)
Property, plant and equipment, net	$63	$67

Current installments of finance lease obligations	$14	$14
Finance lease obligations	51	55
Total finance lease obligations	$65	$69

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2025
(Unaudited)

For the three months ended March 31, 2025, the Partnership incurred new operating leases, primarily related to land transportation assets, operating equipment, and renewed existing operating leases set to expire, primarily related to leased land and facilities.

The Partnership’s future minimum lease obligations as of March 31, 2025, consist of the following:

Operating Leases
Year 1	$24,969
Year 2	21,263
Year 3	16,429
Year 4	9,128
Year 5	3,647
Thereafter	4,035
Total	79,471
Less amounts representing interest costs	(10,473)
Total lease liability	$68,998

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2025
(Unaudited)

NOTE 7. SUPPLEMENTAL BALANCE SHEET INFORMATION

    Components of "Other accrued liabilities" were as follows:

	March 31, 2025	December 31, 2024
Accrued interest	$5,908	$17,899
Property and other taxes payable	1,862	4,043
Accrued payroll	4,461	5,187
Operating lease liabilities	20,568	19,707
Other	29	44
	$32,828	$46,880

The schedule below summarizes the changes in our asset retirement obligations:

March 31, 2025

Asset retirement obligations as of December 31, 2024	$5,313
Additions to asset retirement obligations	—
Accretion expense	34
Liabilities settled	—
Ending asset retirement obligations	5,347
Current portion of asset retirement obligations[1]	—
Long-term portion of asset retirement obligations[2]	$5,347

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2025
(Unaudited)

NOTE 8. PARTNERS' CAPITAL (DEFICIT)

As of March 31, 2025, Partners’ capital (deficit) consisted of 39,055,086 common limited partner units, representing a 98% partnership interest, and a 2% general partner interest. Martin Resource Management Corporation, through subsidiaries, owned 6,372,252 of the Partnership's common limited partner units representing approximately 16.3% of the Partnership's outstanding common limited partner units. MMGP, the Partnership's general partner, owns the 2% general partnership interest.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2025
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$(1,033)	$3,273
Less general partner’s interest in net income (loss):
Distributions payable on behalf of general partner interest	4	4
General partner interest in undistributed income (loss)	(25)	61
Less income (loss) allocable to unvested restricted units	(4)	12
Limited partners’ interest in net income (loss)	$(1,008)	$3,196

    The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the periods presented:

	Three Months Ended March 31,
	2025	2024
Basic weighted average limited partner units outstanding	38,882,982	38,828,737
Dilutive effect of restricted units issued	—	7,428
Total weighted average limited partner diluted units outstanding	38,882,982	38,836,165

    All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the periods presented. All common unit equivalents were antidilutive for the three months ended March 31, 2025 because the limited partners were allocated a net loss in this period.

NOTE 9. UNIT BASED AWARDS - LONG-TERM INCENTIVE PLANS

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

	Three Months Ended March 31,
	2025	2024
Restricted unit Awards
Non-employee directors	$43	$54
Phantom unit Awards
Employees	793	(174)
Total unit-based compensation expense	$836	$(120)

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2025
(Unaudited)

Long-Term Incentive Plans

      The Partnership's general partner has long-term incentive plans for employees and directors of the general partner and its affiliates who perform services for the Partnership.

2021 Phantom Unit Plan

On July 21, 2021, the board of directors of the general partner of the Partnership (the "Board") and the compensation committee of the Board (the "Compensation Committee") approved the Martin Midstream Partners L.P. 2021 Phantom Unit Plan (the “Plan”), effective as of the same date. The Plan permits the awards of phantom units and phantom unit appreciation rights (collectively, "phantom unit awards") to any employee or non-employee director of the Partnership, including its executive officers. The awards may be time-based or performance-based and will be paid, if at all, in cash.

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

On April 20, 2022, the Board and the Compensation Committee approved the First Amendment to the Plan, effective as of the same date, which amendment increased the total number of phantom units available for grant under the Plan from 2,000,000 units to 5,000,000 units. On April 20, 2022, 365,000 phantom units and 1,097,500 phantom unit appreciation rights were granted to employees of the general partner and its affiliates who perform services for the Partnership. On July 19, 2023, 1,179,500 phantom units and 505,500 phantom unit appreciation rights were granted to employees of the general partner and its affiliates who perform services for the Partnership.

2025 Phantom Unit Plan

On February 11, 2025, the Board and the Compensation Committee approved the Martin Midstream Partners L.P. 2025 Phantom Unit Plan (the “2025 Plan”) to supersede the 2021 Plan, effective as of the same date. The 2025 Plan contains substantially the same terms and conditions as the 2021 Plan. On February 11, 2025, 1,210,000 phantom units and 425,000 phantom unit appreciation rights were granted to employees of the general partner and its affiliates who perform services for the Partnership. The 2025 Plan permits the awards of phantom units and phantom unit appreciation rights to any employee or non-employee director of the Partnership, including its executive officers. The awards may be time-based or performance-based and will be paid, if at all, in cash.

Phantom unit awards are recorded in operating expense and selling, general and administrative expense based on the fair value of the vested portion of the awards on the balance sheet date. The fair value of these awards is updated at each balance sheet date and changes in the fair value of the vested portions of the awards are recorded as increases or decreases to

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2025
(Unaudited)

compensation expense within operating expense and selling, general and administrative expense in the Consolidated and Condensed Statements of Operations. All of the Partnership's phantom unit awards outstanding as of March 31, 2025 met the criteria to be treated under liability classification in accordance with ASC 718, given that these awards will settle in cash on the vesting date.

Compensation expense for the phantom awards is based on the fair value of the units as of the balance sheet date as further discussed below, and such costs are recognized ratably over the service period of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future periods for these awards will vary. The estimated future cash payments of these awards are presented as liabilities within "Other current liabilities" and "Other long-term obligations" in the Consolidated and Condensed Balance Sheets. As of March 31, 2025, there was a total of $6,611 of unrecognized compensation costs related to non-vested phantom unit awards. These costs are expected to be recognized over a remaining life of 1.94 years.

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

The restricted units issued to directors generally vest in equal annual installments over a four-year period. Restricted units issued to employees generally vest in equal annual installments over three years of service. All of the Partnership's outstanding restricted unit awards at March 31, 2025, met the criteria to be treated under equity classification.

On February 11, 2025, the Partnership issued 18,000 TBRUs to each of the Partnership's three independent directors under the 2017 LTIP.  These restricted common units vest in equal installments of 6,000 units on January 24, 2026, 2027, 2028, and 2029.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2025
(Unaudited)

    The restricted units are valued at their fair value at the date of grant, which is equal to the market value of common units on such date. A summary of the restricted unit activity for the three months ended March 31, 2025, is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	168,864	$2.65
Granted (TBRU)	54,000	$3.62
Vested	(60,126)	$2.75
Forfeited	—	$—
Non-Vested, end of period	162,738	$2.93

Aggregate intrinsic value, end of period	$586
    A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three months ended March 31, 2025 and 2024, is provided below:

	Three Months Ended March 31,
	2025	2024
Aggregate intrinsic value of units vested	$55	$46
Fair value of units vested	165	168

    As of March 31, 2025, there was $445 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.89 years.

NOTE 10. RELATED PARTY TRANSACTIONS

As of March 31, 2025, Martin Resource Management Corporation owns 6,372,252 of the Partnership’s common units representing approximately 16.3% of the Partnership’s outstanding limited partner units.  Martin Resource Management Corporation controls the Partnership's general partner by virtue of its 100% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management Corporation’s ownership as of March 31, 2025, of approximately 16.3% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management Corporation the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

    The following is a description of the Partnership’s material related party agreements and transactions:

Omnibus Agreement

       Omnibus Agreement.  The Partnership and its general partner are parties to the Omnibus Agreement dated November 1, 2002, with Martin Resource Management Corporation that governs, among other things, potential competition and indemnification obligations among the parties to the agreement, related party transactions, the provision of general administration and support services by Martin Resource Management Corporation and the Partnership’s use of certain Martin Resource Management Corporation trade names and trademarks. The Omnibus Agreement was amended on (i) November 25, 2009, to include processing crude oil into finished products including naphthenic lubricants, distillates, asphalt and other intermediate cuts, (ii) October 1, 2012, to permit the Partnership to provide certain lubricant packaging products and services to Martin Resource Management Corporation and (iii) October 17, 2023 to include lubricants and packing in the Partnership’s definition of business.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2025
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

◦providing shore-based marine services in Texas, Louisiana, Mississippi and Alabama;

◦operating a crude oil gathering business in Stephens, Arkansas;

◦providing crude oil gathering and marketing services of base oils, asphalt and distillate products in Smackover, Arkansas;

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

•any business that Martin Resource Management Corporation acquires or constructs that has a fair market value of $5,000 or more if the Partnership has been offered the opportunity to purchase the business for fair market value and the Partnership declines to do so with the concurrence of the conflicts committee of the Board (the "Conflicts Committee"); and

•any business that Martin Resource Management Corporation acquires or constructs where a portion of such business includes a restricted business and the fair market value of the restricted business is $5,000 or more and represents less than 20% of the aggregate value of the entire business to be acquired or constructed; provided that, following completion of the acquisition or construction, the Partnership will be provided the opportunity to purchase the restricted business.

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
March 31, 2025
(Unaudited)

monetary limitation on the amount the Partnership is required to reimburse Martin Resource Management Corporation for direct expenses.  In addition to the direct expenses, under the Omnibus Agreement, the Partnership is required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.

    Effective January 1, 2025, through December 31, 2025, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $13,536. The Partnership reimbursed Martin Resource Management Corporation for $3,384 and $3,377 of indirect expenses for the three months ended March 31, 2025 and 2024, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

    Amendment and Termination. The Omnibus Agreement may be amended by written agreement of the parties; provided, however, that it may not be amended without the approval of the Conflicts Committee if such amendment would adversely affect the unitholders. The Omnibus Agreement was amended on (i) November 25, 2009, to permit the Partnership to provide refining services to Martin Resource Management Corporation, (ii) October 1, 2012, to permit the Partnership to provide certain lubricant packaging products and services to Martin Resource Management Corporation and (iii) October 17, 2023 to include lubricants and packaging in the Partnership’s definition of business. Such amendments were approved by the Conflicts Committee. The Omnibus Agreement, other than the indemnification provisions and the provisions limiting the amount for which the Partnership will reimburse Martin Resource Management Corporation for general and administrative services performed on its behalf, will terminate if the Partnership is no longer an affiliate of Martin Resource Management Corporation.

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
March 31, 2025
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

East Texas Mack Leases. MTI leases equipment, including tractors and trailers, from East Texas Mack Sales ("East Texas Mack"). Certain of our directors or officers are owners of East Texas Mack, including entities affiliated with Ruben Martin, who owns approximately 47% of the issued and outstanding stock of East Texas Mack. Amounts paid to East Texas Mack for tractor and trailer lease payments and lease residuals for the three months ended March 31, 2025 and 2024, were $1,690 and $938, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2025
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

    The impact of related party revenues from sales of products and services is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2025	2024
Revenues:
Terminalling and storage	$17,262	$18,549
Transportation	7,970	8,601
Product sales:
Specialty products	381	101
Sulfur services	919	28
	1,300	129
	$26,532	$27,279

    The impact of related party cost of products sold is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2025	2024
Cost of products sold:
Specialty products	$6,010	$6,573
Sulfur services	3,121	2,993
Terminalling and storage	—	18
	$9,131	$9,584

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2025
(Unaudited)

    The impact of related party operating expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Transportation	$20,491	$19,773
Sulfur services	1,397	1,322
Terminalling and storage	5,677	5,328
	$27,565	$26,423

    The impact of related party selling, general and administrative expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2025	2024
Selling, general and administrative:
Transportation	$2,096	$1,827
Specialty products	1,037	736
Sulfur services	960	776
Terminalling and storage	303	(58)
Indirect, including overhead allocation	3,496	3,582
	$7,892	$6,863

NOTE 11. BUSINESS SEGMENTS

    The Chief Operating Decision Maker ("CODM") is a group of executives, comprised of the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer of the Partnership's general partner. The CODM may use different operating measures to assess operating results and allocate resources among the Partnership's four segments (outlined below), however the measure that is most consistent with the amounts included in the consolidated financial statements is operating income. The CODM utilizes this measure to evaluate the current financial performance and project the future financial performance of each segment to determine the allocation of capital resources.

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
March 31, 2025
(Unaudited)

The Specialty Products segment earns revenue by providing marketing, distribution, and transportation services for NGLs as well as blending and packaging services for specialty lubricants and greases. NGL revenue is recognized upon the sale of products via truck, rail, or pipeline. For lubricants and greases, revenue is recognized upon their sale by truck or rail.

The following tables present selected financial information with respect to the Partnership's operating segments for the three months ended March 31, 2025 and 2024.

	Terminalling and Storage	Transportation	Sulfur Services	Specialty Products	Indirect selling, general and administrative	Total
Three Months Ended March 31, 2025:
Operating revenues from external customers	$21,549	$52,985	$48,704	$69,305	$—	$192,543
Intersegment operating revenues	1,865	4,490	—	23	—	6,378
Total segment revenues	23,414	57,475	48,704	69,328	—	198,921

Reconciliation of revenues:
Elimination of intersegment revenues	(1,865)	(4,490)	—	(23)	—	(6,378)
Total consolidated revenues	21,549	52,985	48,704	69,305	—	192,543

Less: cost of products sold:
Direct product costs	—	—	26,819	57,627	—	84,446
Manufacturing costs (plant, labor, transportation, and other)	—	—	5,183	5,418	—	10,601
Segment gross margin	23,414	57,475	16,702	6,283	—	103,874

Less:
Employment related expenses[2]	6,552	15,254	2,163	1,452	3,094	28,515
Driver pay	—	12,081	—	—	—	12,081
Pass-through expenses	—	6,097	864	—	—	6,961
Utilities, materials, and supplies	3,634	609	255	27	—	4,525
Repairs and maintenance	1,399	4,494	208	1	—	6,102
Insurance related expenses	1,471	3,950	160	34	89	5,704
Lease expenses	1,156	4,636	125	22	—	5,939
Other segment expenses[1]	1,524	2,394	1,654	244	1,492	7,308
Depreciation and amortization	5,569	2,932	3,557	758	—	12,816
(Gain) loss on sale or disposition of property, plant and equipment	(1)	(478)	—	—	—	(479)
	21,304	51,969	8,986	2,538	4,675	89,472
Operating income (loss)	$2,110	$5,506	$7,716	$3,745	$(4,675)	$14,402

Segment assets - as of March 31, 2025	$166,644	$169,819	$131,702	$65,245	$—	$533,410
Capital expenditures and plant turnaround costs	$922	$2,822	$1,741	$123	$—	$5,608
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2025
(Unaudited)

	Terminalling and Storage	Transportation	Sulfur Services	Specialty Products	Indirect selling, general and administrative	Total
Three Months Ended March 31, 2024:
Operating revenues from external customers	$22,517	$58,307	$33,681	$66,325	$—	$180,830
Intersegment operating revenues	1,768	3,735	—	21	—	5,524
Total segment revenues	24,285	62,042	33,681	66,346	—	186,354

Reconciliation of revenues:
Elimination of intersegment revenues	(1,768)	(3,735)	—	(21)	—	(5,524)
Total consolidated revenues	22,517	58,307	33,681	66,325	—	180,830
						—
Less: cost of products sold:
Direct product costs	—	—	18,444	54,185	—	72,629
Manufacturing costs (plant, labor, transportation, and other)	18	—	4,326	5,459	—	9,803
Segment gross margin	24,267	62,042	10,911	6,702	—	103,922

Less:
Employment related expenses[2]	5,580	14,741	1,835	1,021	3,130	26,307
Driver pay	—	12,698	—	—	—	12,698
Pass-through expenses	—	7,173	697	—	—	7,870
Utilities, materials, and supplies	4,067	512	209	31	—	4,819
Repairs and maintenance	1,387	4,460	141	3	—	5,991
Insurance related expenses	1,496	3,195	171	26	—	4,888
Lease expenses	966	3,872	87	38	—	4,963
Other segment expenses[1]	1,821	2,189	1,104	229	706	6,049
Depreciation and amortization	5,395	3,476	2,982	796	—	12,649
(Gain) loss on sale or disposition of property, plant and equipment	(102)	(105)	—	—	—	(207)
	20,610	52,211	7,226	2,144	3,836	86,027
Operating income (loss)	$3,657	$9,831	$3,685	$4,558	$(3,836)	$17,895

Segment assets - as of March 31, 2024	$171,078	$158,127	$107,519	$75,353	$—	$512,077
Capital expenditures and plant turnaround costs	$7,050	$2,855	$6,336	$1,152	$—	$17,393
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
March 31, 2025
(Unaudited)

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

NOTE 13. FAIR VALUE MEASUREMENTS

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

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Notes	$387,481	$425,363	$386,377	$436,172
Total	$387,481	$425,363	$386,377	$436,172

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2025
(Unaudited)

NOTE 14. INVESTMENT IN DSM SEMICHEM LLC

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

Selected financial information for DSM is as follows:

	As of March 31,			Three Months Ended March 31,
	Total Assets	Long-Term Debt	Members' Equity/Partners' Capital	Revenues	Net Income (Loss)

2025
DSM Semichem LLC	$103,352	$31,734	$66,677	$—	$(2,090)

	As of December 31,			Three Months Ended March 31,
	Total Assets	Long-Term Debt	Members' Equity/Partners' Capital	Revenues	Net Income (Loss)

2024
DSM Semichem LLC	$105,773	$31,700	$68,513	$—	$(6,240)

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

NOTE 16. INCOME TAXES

	Three Months Ended March 31,
	2025	2024
Provision for income taxes	$1,117	$796

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2025
(Unaudited)

The operations of a partnership are generally not subject to income taxes, except for Texas margin tax, because its income is taxed directly to its partners. Current state income taxes attributable to the Texas margin tax relating to the operation of the Partnership of $417 and $80 were recorded in income tax expense for the three months ended March 31, 2025 and 2024, respectively. Deferred taxes applicable to the Texas margin tax relating to the operation of the Partnership are immaterial.

MTI, a wholly owned subsidiary of the Partnership, is subject to income taxes due to its corporate structure (the "Taxable Subsidiary"). Total income tax expense of $700 and $716, related to the operation of the Taxable Subsidiary, for the three months ended March 31, 2025 and 2024, resulted in an effective income tax rate ("ETR") of 32.86% and 15.73%, respectively.

The decrease in the provision for income taxes during the three months ended March 31, 2025, compared to the same period in 2024, was primarily due to a decrease in income before taxes in the current period. The increase in the ETR during the three months ended March 31, 2025, compared to the same period in 2024, was primarily due to a favorable true-up to state net operating loss carryforwards in the prior period.

    A current federal income tax expense of $722 and $791, related to the operation of the Taxable Subsidiary, was recorded for the three months ended March 31, 2025 and 2024, respectively. A current state income tax expense of $192 and $251, related to the operation of the Taxable Subsidiary, was recorded for the three months ended March 31, 2025 and 2024, respectively.

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

    A deferred tax expense (benefit) related to the MTI temporary differences of $(214) and $(326) was recorded for the three months ended March 31, 2025 and 2024, respectively. A net deferred tax asset of $10,160 and $9,946, related to the cumulative book and tax temporary differences, existed at March 31, 2025 and December 31, 2024, respectively.

    All income tax positions taken for all open years are more likely than not to be sustained based upon their technical merit under applicable tax laws.

NOTE 17. SUBSEQUENT EVENTS

Quarterly Distribution. On April 16, 2025, the Partnership declared a quarterly cash distribution of $0.005 per common unit for the first quarter of 2025, or $0.020 per common unit on an annualized basis, which will be paid on May 15, 2025, to unitholders of record as of May 8, 2025.

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

    We were formed in 2002 by Martin Resource Management Corporation, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management Corporation has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management Corporation is an important supplier and customer of ours. As of March 31, 2025, Martin Resource Management Corporation owned 16.3% of our total outstanding common limited partner units and 100% of MMGP Holdings, LLC ("Holdings"), which is the sole member of Martin Midstream GP LLC ("MMGP"), our general partner. MMGP owns a 2.0% general partner interest in us.

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

Significant Recent Developments

Tariffs and Trading Relationships. In April 2025, the U.S. government announced a baseline tariff of 10% on products imported from all countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits, including China. Increased tariffs by the United States have led and may continue to lead to the imposition of retaliatory tariffs by foreign jurisdictions. Additionally, the U.S. government has announced and rescinded multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. Current uncertainties about tariffs and their effects on trading relationships may affect costs for and availability of raw materials or contribute to inflation in the markets in which we operate. Although we are continuing to monitor the economic effects of such announcements, as well as opportunities to mitigate their related impacts, costs and other effects associated with the tariffs remain uncertain.

Amendment to Credit Facility. On February 13, 2025, we amended the interest coverage ratio and first lien leverage ratios in the credit facility for the fiscal quarters ending March 31, 2025, June 30, 2025 and September 30, 2025. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Description of Our Indebtedness — Credit Facility” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 24, 2025.

Subsequent Events

Quarterly Distribution. On April 16, 2025, we declared a quarterly cash distribution of $0.005 per common unit for the first quarter of 2025, or $0.020 per common unit on an annualized basis, which will be paid on May 15, 2025, to unitholders of record as of May 8, 2025.

Critical Accounting Policies and Estimates

    Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated and condensed financial statements included elsewhere herein. We prepared these financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. See the "Critical Accounting Policies and Estimates" section in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2, "Significant Accounting Policies" in Notes to Consolidated Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 24, 2025.

Our Relationship with Martin Resource Management Corporation

Martin Resource Management Corporation is engaged in the following principal business activities:

•distributing asphalt, marine fuel and other liquids;

•providing shore-based marine services in Texas, Louisiana, Mississippi and Alabama;

•operating a crude oil gathering business in Stephens, Arkansas;

•providing crude oil gathering and marketing services of base oils, asphalt and distillate products in Smackover, Arkansas;

•providing crude oil marketing and transportation from the well head to the end market;

•operating an environmental consulting company;

•operating a butane optimization business;

•supplying employees and services for the operation of our business; and

•operating, solely for our account, the asphalt facilities owned by us in each of Hondo, South Houston and Port Neches, Texas, and Omaha, Nebraska.

We are and will continue to be closely affiliated with Martin Resource Management Corporation as a result of the following relationships.

Ownership

    Martin Resource Management Corporation owns approximately 16.3% of the outstanding limited partner units and indirectly owns 100% of MMGP, our general partner, through its 100% interest in Holdings, which is the sole member of MMGP. MMGP owns a 2% general partner interest in us.

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

Related Party Agreements

The Omnibus Agreement requires us to reimburse Martin Resource Management Corporation for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. We reimbursed Martin Resource Management Corporation for $41.1 million of direct costs and expenses for the three months ended March 31, 2025, compared to $39.3 million for the three months ended March 31, 2024. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management Corporation for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.  In each of the three months ended March 31, 2025 and 2024, the Conflicts Committee approved reimbursement amounts of $3.4 million and $3.4 million, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management Corporation provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management Corporation’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management Corporation also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

    For a more comprehensive discussion concerning the Omnibus Agreement and the other agreements that we have entered into with Martin Resource Management Corporation, please refer to "Item 13. Certain Relationships and Related Transactions, and Director Independence" set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 24, 2025.

Commercial

We have been and anticipate that we will continue to be both a significant customer and supplier of products and services offered by Martin Resource Management Corporation. In the aggregate, the impact of related party transactions included in total costs and expenses accounted for approximately 25% and 26% of our total costs and expenses during the three months ended March 31, 2025 and 2024, respectively.

Correspondingly, Martin Resource Management Corporation is one of our significant customers. Our sales to Martin Resource Management Corporation accounted for approximately 14% and 15% of our total revenues for the three months ended March 31, 2025 and 2024, respectively.

For a more comprehensive discussion concerning the agreements that we have entered into with Martin Resource Management Corporation, please refer to "Item 13. Certain Relationships and Related Transactions, and Director Independence" set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 24, 2025.

Approval and Review of Related Party Transactions

If we contemplate entering into a transaction, other than a routine or in the ordinary course of business transaction, in which a related person will have a direct or indirect material interest, the proposed transaction is submitted for consideration to the Board or to our management, as appropriate. If the Board is involved in the approval process, it determines whether to refer the matter to the Conflicts Committee, as constituted under our limited partnership agreement. If a matter is referred to the Conflicts Committee, the Conflicts Committee obtains information regarding the proposed transaction from management and determines whether to engage independent legal counsel or an independent financial advisor to advise the members of the committee regarding the transaction. If the Conflicts Committee retains such counsel or financial advisor, it considers such advice and, in the case of a financial advisor, such advisor’s opinion as to whether the transaction is fair and reasonable to us and to our unitholders.

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

The GAAP measures most directly comparable to Adjusted EBITDA is net income (loss) and net cash provided by (used in) operating activities. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income (loss), operating income (loss), net cash provided by (used in) operating activities, or any other measure of financial performance presented in accordance with GAAP. Adjusted EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate Adjusted EBITDA in the same manner.

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

The following tables reconcile the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the three months ended March 31, 2025 and 2024, which represents EBITDA, Adjusted EBITDA, Distributable Cash Flow, and Adjusted Free Cash Flow:

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

	Three Months Ended March 31,

	2025	2024
	(in thousands)
Net income (loss)	$(1,033)	$3,273
Adjustments:
Interest expense	14,107	13,842
Income tax expense	1,117	796
Depreciation and amortization	12,816	12,649
EBITDA	27,007	30,560
Adjustments:
Gain on disposition or sale of property, plant and equipment	(479)	(208)
Transaction expenses related to the terminated Merger with Martin Resource Management Corporation	827	—
Equity in (earnings) loss of DSM Semichem LLC	209	—
Non-cash contractual revenue adjustment	221	—
Unit-based compensation	43	54
Adjusted EBITDA	$27,828	$30,406

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA, Distributable Cash Flow, and Adjusted Free Cash Flow

	Three Months Ended March 31,

	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$(6,019)	$10,109
Interest expense [1]	12,730	12,476
Current income tax expense	1,331	1,122
Transaction expenses related to the terminated Merger with Martin Resource Management Corporation	827	—
Non-cash contractual revenue adjustment	221	—
Changes in operating assets and liabilities which (provided) used cash:
Accounts and other receivables, inventories, and other current assets	573	(280)
Trade, accounts and other payables, and other current liabilities	19,037	7,228
Other	(872)	(249)
Adjusted EBITDA	27,828	30,406
Adjustments:
Interest expense	(14,107)	(13,842)
Income tax expense	(1,117)	(796)
Deferred income taxes	(214)	(326)
Amortization of debt discount	600	600
Amortization of deferred debt issuance costs	777	766
Payments for plant turnaround costs	(822)	(5,960)
Maintenance capital expenditures	(3,857)	(5,202)
Distributable Cash Flow	9,088	5,646
Principal payments under finance lease obligations	(4)	—
Expansion capital expenditures	(929)	(6,231)
Adjusted Free Cash Flow	$8,155	$(585)

1 Net of amortization of debt issuance costs and discount, which are included in interest expense but not included in net cash provided by operating activities.

Results of Operations

    The results of operations for the three months ended March 31, 2025 and 2024, have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the three months ended March 31, 2025 and 2024.  The results of operations for these interim periods are not necessarily indicative of the results of operations which might be expected for the entire year.

Our consolidated and condensed results of operations are presented on a comparative basis below.  There are certain items of income and expense which we do not allocate on a segment basis.  These items, including interest expense and indirect selling, general and administrative expenses, are discussed following the comparative discussion of our results within each segment.

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended March 31, 2025	(In thousands)
Terminalling and storage	$23,414	$(1,865)	$21,549	$2,110	$(1,831)	$279
Transportation	57,475	(4,490)	52,985	5,506	(4,513)	993
Sulfur services	48,704	—	48,704	7,716	3,805	11,521
Specialty products	69,328	(23)	69,305	3,745	2,539	6,284
Indirect selling, general and administrative	—	—	—	(4,675)	—	(4,675)
Total	$198,921	$(6,378)	$192,543	$14,402	$—	$14,402

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended March 31, 2024	(In thousands)
Terminalling and storage	$24,285	$(1,768)	$22,517	$3,657	$(1,700)	$1,957
Transportation	62,042	(3,735)	58,307	9,831	(3,789)	6,042
Sulfur services	33,681	—	33,681	3,685	3,088	6,773
Specialty products	66,346	(21)	66,325	4,558	2,401	6,959
Indirect selling, general and administrative	—	—	—	(3,836)	—	(3,836)
Total	$186,354	$(5,524)	$180,830	$17,895	$—	$17,895

Terminalling and Storage Segment

Comparative Results of Operations for the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,		Variance	Percent Change
	2025	2024
	(In thousands, except BBL per day)

Revenues	$23,414	$24,285	$(871)	(4)%
Cost of products sold	—	18	(18)	(100)%
Operating expenses	14,813	15,035	(222)	(1)%
Selling, general and administrative expenses	923	282	641	227%
Depreciation and amortization	5,569	5,395	174	3%
	2,109	3,555	(1,446)	(41)%
Gain on disposition or sale of property, plant and equipment	1	102	(101)	(99)%
Operating income	$2,110	$3,657	$(1,547)	(42)%

Shore-based throughput volumes (gallons)	38,491	45,769	(7,278)	(16)%
Smackover refinery throughput volumes (guaranteed minimum) (BBL per day)	6,500	6,500	—	—%

Revenues. Revenues decreased $0.9 million. Revenue at our underground storage terminal decreased $0.6 million due to a $0.9 million decrease in throughput revenue, offset by an increase in reservation fees of $0.3 million. Revenue at our Smackover refinery decreased $0.4 million, primarily as a result of decreased natural gas surcharge revenue of $0.6 million due to a decrease in usage, offset by increases in reservation fees of $0.1 million and throughput revenue of $0.1 million. Our shore-based terminals decreased $0.1 million due to decreased space rent. Revenue at our specialty terminals increased $0.2 million, primarily as a result of higher throughput revenue.

Operating expenses. Operating expenses decreased primarily as a result of natural gas utilities of $0.3 million and tax fees of $0.3 million. These decreases were offset by an increase in employee-related expenses of $0.3 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased primarily due to higher employee-related expenses.

Depreciation and amortization. The increase in depreciation and amortization is primarily the result of capital expenditures offset by recent disposals.

Transportation Segment

Comparative Results of Operations for the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,		Variance	Percent Change
	2025	2024
	(In thousands)
Revenues	$57,475	$62,042	$(4,567)	(7)%
Operating expenses	46,647	46,641	6	—%
Selling, general and administrative expenses	2,868	2,200	668	30%
Depreciation and amortization	2,932	3,476	(544)	(16)%
	$5,028	$9,725	$(4,697)	(48)%
Gain on disposition or sale of property, plant and equipment	478	106	372	351%
Operating income	$5,506	$9,831	$(4,325)	(44)%

Revenues. Revenues decreased $4.6 million. In our marine transportation division, inland revenues decreased $1.7 million, primarily related to lower transportation rates combined with a decrease in utilization associated with equipment repairs and regulatory inspections. Offshore revenues increased $0.9 million, primarily related to higher transportation rates, offset by a decrease in utilization associated with equipment repairs and regulatory inspections. Pass-through revenue (primarily fuel) decreased $0.3 million. In our land transportation division, freight revenue decreased $2.6 million, primarily due to a 6% decrease in total miles. Ancillary revenue decreased $0.9 million.

Operating expenses. Operating expenses remained relatively consistent.

Selling, general and administrative expenses. Selling, general and administrative expenses increased primarily due to higher employee-related expenses.

Depreciation and amortization. The decrease in depreciation and amortization is primarily the result of asset disposals, offset by capital expenditures.

Sulfur Services Segment

Comparative Results of Operations for the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,		Variance	Percent Change
	2025	2024
	(In thousands)
Revenues:
Services	$4,223	$3,477	$746	21%
Products	44,481	30,204	14,277	47%
Total revenues	48,704	33,681	15,023	45%

Cost of products sold	32,002	22,771	9,231	41%
Operating expenses	3,832	2,940	892	30%
Selling, general and administrative expenses	1,597	1,303	294	23%
Depreciation and amortization	3,557	2,982	575	19%
Operating income	$7,716	$3,685	$4,031	109%

Sulfur (long tons)	123	92	31	34%
Fertilizer (long tons)	97	73	24	33%
Total sulfur services volumes (long tons)	220	165	55	33%

Services revenues.  Services revenues increased $0.7 million largely associated with reservation revenue from the ELSA joint venture beginning in the fourth quarter 2024. Additional increases were the result of a contractually prescribed, index-based fee adjustment.

Products revenues.  Products revenues increased $14.3 million. An increase of $11.1 million was primarily due to 33% higher sales volumes. Additionally, an increase of $3.2 million related to a 10% increase in average sulfur products sales prices.

Cost of products sold.  Cost of products sold increased $9.2 million. A 33% increase in sales volumes resulted in an increase in cost of products sold of $8.0 million. A 5% increase in product cost impacted cost of products sold by $1.2 million, resulting from higher commodity prices. Margin per ton increased $11.67, or 26%.

Operating expenses.  Operating expenses increased $0.9 million due to $0.5 million in outside services, $0.2 million in marine pass-through expenses, $0.1 million in marine operating expenses, and $0.1 million in repairs and maintenance.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased primarily due to higher employee-related expenses.

Depreciation and amortization.  Depreciation and amortization increased due to the amortization of higher turnaround costs as well as certain assets being placed into service.

Specialty Products Segment

Comparative Results of Operations for the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,		Variance	Percent Change
	2025	2024
	(In thousands)
Products revenues	$69,328	$66,346	$2,982	4%
Cost of products sold	63,045	59,644	3,401	6%
Operating expenses	31	25	6	24%
Selling, general and administrative expenses	1,749	1,323	426	32%
Depreciation and amortization	758	796	(38)	(5)%
Operating income	$3,745	$4,558	$(813)	(18)%

NGL sales volumes (Bbls)	663	622	41	7%
Other specialty products volumes (Bbls)	81	80	1	1%
Total specialty products volumes (Bbls)	744	702	42	6%

    Products Revenues.  Product revenues increased by $3.0 million. A 6% rise in sales volumes increased revenue by $3.9 million, primarily driven by a 7% increase in NGL sales volumes. This was partially offset by a 1% decline in average specialty product sales prices, which reduced revenue by $0.9 million.

Cost of products sold.  Cost of products sold increased $3.4 million. A 6% increase in sales volumes resulted in an increase in cost of products sold of $3.6 million. A minimal decrease in product cost impacted cost of products sold by $0.2 million, resulting from reduced commodity prices.

Operating expenses. Operating expenses remained consistent.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased primarily due to higher employee-related expenses.

Depreciation and amortization. Depreciation and amortization decreased due to certain assets becoming fully depreciated subsequent to the first quarter of 2024.

Interest Expense

Comparative Components of Interest Expense, Net for the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,		Variance	Percent Change
	2025	2024
	(In thousands)
Credit facility	$1,472	$1,170	$302	26%
Senior notes	10,989	11,117	(128)	(1)%
Amortization of deferred debt issuance costs	777	766	11	1%
Amortization of debt discount	600	600	—	—%
Other	269	331	(62)	(19)%
Capitalized interest	—	(142)	142	100%
Total interest expense, net	$14,107	$13,842	$265	2%

Indirect Selling, General and Administrative Expenses

	Three Months Ended March 31,		Variance	Percent Change
	2025	2024
	(In thousands)
Indirect selling, general and administrative expenses	$4,675	$3,836	$839	22%

    Indirect selling, general and administrative expenses increased for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to transaction expenses associated with the terminated Merger with Martin Resource Management Corporation of $0.8 million.

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

    Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. The Conflicts Committee of our general partner approved the following reimbursement amounts during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Variance	Percent Change
	2025	2024
	(In thousands)
Conflicts Committee approved reimbursement amount	$3,384	$3,377	$7	—%

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

Cash Flows - Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

    The following table details the cash flow changes between the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Variance	Percent Change
	2025	2024
	(In thousands)
Net cash provided by (used in):
Operating activities	$(6,019)	$10,109	$(16,128)	(160)%
Investing activities	(6,218)	(17,395)	11,177	64%
Financing activities	12,234	7,286	4,948	68%
Net increase (decrease) in cash and cash equivalents	$(3)	$—	$(3)

    Net cash provided by (used in) operating activities. The decrease in net cash provided by operating activities for the three months ended March 31, 2025, includes a decrease in operating results and other non-cash charges of $4.1 million, coupled with an unfavorable variance in cash flows associated with changes in working capital of $12.0 million.

    Net cash used in investing activities. Net cash used in investing activities for the three months ended March 31, 2025, decreased $11.2 million. A decrease in cash used of $11.0 million resulted from lower payments for capital expenditures and plant turnaround costs in 2025. Additionally, net proceeds from the sale of property, plant and equipment increased $0.2 million.

    Net cash (used in) provided by financing activities. Net cash provided by financing activities for the three months ended March 31, 2025, increased primarily as a result of a decrease in repayments of long-term debt of $15.0 million, offset by a decrease in borrowings of long-term debt of $10.0 million.

Total Contractual Obligations

A summary of our total contractual cash obligations as of March 31, 2025, is as follows:

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Credit facility	$66,000	$—	$66,000	$—	$—
11.5% senior secured notes, due 2028	400,000	—	400,000	—	—
Operating leases	79,471	24,969	37,692	12,775	4,035
Finance lease obligations	65	14	32	19	—
Interest payable on finance lease obligations	10	4	5	1	—
Interest payable on fixed long-term debt obligations	131,426	46,000	85,426	—	—
Total contractual cash obligations	$676,972	$70,987	$589,155	$12,795	$4,035

The interest payable under our credit facility is not reflected in the above table because such amounts depend on the outstanding balances and interest rates, which vary from time to time.

Letters of Credit.  At March 31, 2025, we had outstanding irrevocable letters of credit in the amount of $9.2 million, which were issued under our credit facility.

Off-Balance Sheet Arrangements.  We do not have any off-balance sheet financing arrangements.

Description of Our Indebtedness

Credit Facility

At March 31, 2025, we maintained a $150.0 million credit facility that matures on February 8, 2027. As of March 31, 2025, we had $66.0 million outstanding under the credit facility and $9.2 million of outstanding irrevocable letters of credit, leaving a maximum amount available to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $74.9 million. After giving effect to our then current borrowings, letters of credit, and the financial covenants contained in our credit facility, we had the ability to borrow approximately $23.4 million in additional amounts thereunder as of March 31, 2025.

The credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.  The level of outstanding draws on our credit facility from January 1, 2025 through March 31, 2025 ranged from a low of $53.5 million to a high of $86.0 million.

    The applicable margin for Adjusted Term SOFR borrowings at March 31, 2025 is 3.25%. The applicable margin for Adjusted Term SOFR borrowings effective April 16, 2025 is 3.50%.

Effective February 13, 2025, we entered into the credit facility amendment to modify the financial covenants in our credit facility. The credit facility amendment includes financial covenants that are tested on a quarterly basis, based on the rolling four quarter period that ends on the last day of each fiscal quarter, that require maintenance of:

• a minimum Interest Coverage Ratio (as defined in the credit facility) of at least 1.75:1.00 for the fiscal quarter ended March 31, 2025 and the fiscal quarters ending June 30, 2025 and September 30, 2025, and at least 2.00:1.00 for the fiscal quarter ending December 31, 2025 and each fiscal quarter thereafter;

• a maximum First Lien Leverage Ratio (as defined in the credit facility) of not more than 1.25:1.00 for the fiscal quarter ended March 31, 2025 and the fiscal quarters ending June 30, 2025 and September 30, 2025, and not more than 1.50:1.00 for the fiscal quarter ending December 31, 2025 and each fiscal quarter thereafter.

    For a description of our credit facility, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Our Long-Term Debt" in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 24, 2025.

2028 Notes

For a description of our 2028 Notes, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Our Long-Term Debt" in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 24, 2025.

    Capital Resources and Liquidity

    Historically, we have generally satisfied our working capital requirements and funded our debt service obligations and capital expenditures with cash generated from operations and borrowings under our credit facility.

    On March 31, 2025, we had cash and cash equivalents of $0.05 million and available borrowing capacity of $74.9 million under our credit facility with $66.0 million of borrowings outstanding. After giving effect to our then current borrowings, letters of credit, and the financial covenants contained in our credit facility, we had the ability to borrow approximately $23.4 million in additional amounts thereunder as of March 31, 2025.

    We expect that our primary sources of liquidity to meet operating expenses, service our indebtedness, pay distributions to our unitholders and fund capital expenditures will be provided by cash flows generated by our operations, borrowings under our credit facility and access to the debt and equity capital markets.  Our ability to generate cash from operations will depend upon our future operating performance, which is subject to certain risks.  For a discussion of such risks, please read "Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2024, filed with the SEC on February 24, 2025.  In addition, due to the covenants in our credit facility, our financial and operating performance impacts the amount we are permitted to borrow under that facility.

    We are in compliance with all debt covenants as of March 31, 2025, and expect to be in compliance for the next twelve months.

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

Impact of Inflation

    Inflation did not have a material impact on our results of operations for the three months ended March 31, 2025 or 2024. Inflation may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices for products consumed by our operations, such as diesel fuel, natural gas, chemicals, and other supplies, could adversely affect our results of operations. An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

    Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted.

On June 15, 2024, the Partnership experienced a spill of less than 2,500 barrels of crude oil from its transfer pipeline connecting the Sandyland Terminal to the refinery in Smackover, Union County, Arkansas. The Partnership promptly coordinated with the U.S Environmental Protection Agency (the “EPA”), Arkansas Department of Energy and Environment (the “ADEE”), and Arkansas Game and Fish Commission, dedicating the necessary resources, equipment, and personnel to expedite oil recovery and cleanup activities. In October 2024, the EPA transitioned the Partnership’s response from emergency response status to remediation status under ADEE oversight. On October 11, 2024, the ADEE notified the Partnership that documentation, observations, and data indicated the Partnership completed all remedial actions to the maximum practical extent. No further remediation is required at this time. The Partnership submitted a claim related to the spill, which was accepted by its insurance carriers, subject to a reservation of rights. The Partnership’s deductibles under the applicable insurance policies total $1.5 million and such deductible expense was recorded by the Partnership in the Consolidated and Condensed Statements of Operations for the three and six months ended June 30, 2024. As of April 21, 2025, no fines or penalties have been assessed in relation to the spill.

We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the three months ended March 31, 2025.

On March 14, 2025, President Trump signed a Joint Resolution of Disapproval under the Congressional Review Act to prohibit the Inflation Reduction Act’s waste methane emissions charge rules, which were finalized in November 2024, from taking effect.

On March 6, 2024, the SEC adopted final rules that require the registrants to disclose certain climate-related information in registration statements and annual reports. Litigation challenging the new rule was filed by multiple parties in multiple jurisdictions, which was consolidated and assigned to the U.S. Court of Appeals for the Eighth Circuit. On April 4, 2024, the SEC announced it was voluntarily delaying the implementation of the climate disclosure regulations while the U.S. Court of Appeals considered the litigation. On March 27, 2025, the SEC voted to end the defense of the rules in the litigation.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Partnership is exposed to commodity risk and interest rate risk in its normal business activities. The following disclosures about market risk provide an update to, and should be read in conjunction with, “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 24, 2025.

Commodity Risk. The Partnership from time to time uses derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  We have established a hedging policy and monitor and manage the commodity market risk associated with potential commodity risk exposure.  In addition, we focus on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. We had no outstanding hedging positions as of March 31, 2025.

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 7.84% as of March 31, 2025.  Based on the amount of unhedged floating rate debt owed by us on March 31, 2025, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $0.7 million annually.

We are not exposed to changes in interest rates with respect to our 2028 Notes as these obligations are at a fixed rate.  Based on the quoted prices for identical liabilities in markets that are not active at March 31, 2025, the estimated fair value of the 2028 Notes was $425.4 million. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of a 100 basis point increase in interest rates. Such an increase in interest rates at March 31, 2025, would result in a $8.6 million decrease in the fair value of our 2028 Notes.

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

    From time to time, we are subject to certain legal proceedings, claims and disputes that arise in the ordinary course of our business. Although we cannot predict the outcomes of these legal proceedings, these actions, in the aggregate, could have a material adverse impact on our financial position, results of operations or liquidity. A description of our legal proceedings is included in "Item 1. Financial Statements, Note 12. Commitments and Contingencies," and is incorporated herein by reference.

Item 1A.	Risk Factors

    There have been no material changes to the Partnership's risk factors since our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 24, 2025, except as follows.

Item 5.	Other Information

During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Partnership adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
10.1+
Second Amendment to the Third Amended and Restated Terminal Services Agreement by and between the Operating Partnership and Martin Energy Services LLC, dated January 1, 2025 (filed as Exhibit 10.12 to the Partnership’s Annual Report on Form 10-K (SEC File No. 000-50056), filed February 24, 2025, and incorporated herein by reference).

10.2
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

10.3†
Martin Midstream Partners L.P. 2025 Phantom Unit Plan, effective as of February 11, 2025 (filed as Exhibit 10.2 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed February 18, 2025, and incorporated herein by reference).

10.4†
Form of Phantom Unit Award Agreement for the Martin Midstream Partners L.P. 2025 Phantom Unit Plan (filed as Exhibit 10.3 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed February 18, 2025, and incorporated herein by reference).

10.5†
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

101
Inline Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025, formatted in Extensible Business Reporting Language: (1) the Consolidated and Condensed Balance Sheets; (2) the Consolidated and Condensed Statements of Income; (3) the Consolidated and Condensed Statements of Cash Flows; (4) the Consolidated and Condensed Statements of Capital (Deficit); and (5) the Notes to Consolidated and Condensed Financial Statements.

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

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

April 21, 2025	By:	/s/ Sharon L. Taylor
Sharon L. Taylor
Executive Vice President and Chief Financial Officer