Form 10-Q
period 2025-06-30
MARTIN MIDSTREAM PARTNERS L.P.
filed 2025-07-21
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2025
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
 The number of the registrant’s Common Units outstanding at July 21, 2025, was 39,055,086.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Cash	$47	$55
Accounts and other receivables, less allowance for doubtful accounts of $1,319 and $940, respectively	57,502	53,569
Inventories	46,124	51,707
Due from affiliates	8,803	13,694
Other current assets	9,127	11,454
Total current assets	121,603	130,479

Property, plant and equipment, at cost	960,880	954,059
Accumulated depreciation	(666,056)	(648,609)
Property, plant and equipment, net	294,824	305,450

Goodwill	16,671	16,671
Right-of-use assets	64,815	67,140
Investment in DSM Semichem LLC	6,489	7,314
Deferred income taxes, net	10,100	9,946
Other assets, net	1,130	1,509
Total assets	$515,632	$538,509

Liabilities and Partners’ Capital (Deficit)
Current installments of long-term debt and finance lease obligations	$15	$14
Trade and other accounts payable	54,020	61,599
Product exchange payables	943	798
Due to affiliates	3,701	4,927
Income taxes payable	2,132	1,283
Other accrued liabilities	46,878	46,880
Total current liabilities	107,689	115,501

Long-term debt, net	427,821	437,635
Finance lease obligations	47	55
Operating lease liabilities	44,762	47,815
Other long-term obligations	9,500	7,942
Total liabilities	589,819	608,948

Commitments and contingencies
Partners’ capital (deficit)	(74,187)	(70,439)
Total liabilities and partners' capital (deficit)	$515,632	$538,509

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Terminalling and storage *	$22,404	$22,375	$43,953	$44,892
Transportation *	53,826	57,676	106,811	115,983
Sulfur services	4,073	3,477	8,296	6,954
Product sales: *
Specialty products	60,318	67,288	129,623	133,613
Sulfur services	40,055	33,715	84,536	63,919
	100,373	101,003	214,159	197,532
Total revenues	180,676	184,531	373,219	365,361

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Specialty products *	52,270	57,553	112,764	114,783
Sulfur services *	26,234	19,234	55,316	39,633
Terminalling and storage *	—	24	—	42
	78,504	76,811	168,080	154,458
Expenses:
Operating expenses *	64,382	65,358	128,836	129,292
Selling, general and administrative *	10,882	10,701	22,656	19,614
Depreciation and amortization	12,638	12,687	25,454	25,336
Total costs and expenses	166,406	165,557	345,026	328,700

Gain on disposition or sale of property, plant and equipment	613	953	1,092	1,161
Operating income	14,883	19,927	29,285	37,822

Other income (expense):
Interest expense, net	(14,608)	(14,377)	(28,715)	(28,219)
Equity in loss of DSM Semichem LLC	(616)	—	(825)	—
Other, net	18	2	16	18
Total other expense	(15,206)	(14,375)	(29,524)	(28,201)

Net income before taxes	(323)	5,552	(239)	9,621
Income tax expense	(2,084)	(1,772)	(3,201)	(2,568)
Net income (loss)	(2,407)	3,780	(3,440)	7,053
Less general partner's interest in net income (loss)	(48)	76	(69)	141
Less income (loss) allocable to unvested restricted units	(10)	16	(14)	28
Limited partners' interest in net income (loss)	$(2,349)	$3,688	$(3,357)	$6,884

Net income (loss) per unit attributable to limited partners - basic	$(0.06)	$0.09	$(0.09)	$0.18
Net income (loss) per unit attributable to limited partners - diluted	$(0.06)	$0.09	$(0.09)	$0.18
Weighted average limited partner units - basic	38,892,347	38,832,222	38,887,692	38,833,039
Weighted average limited partner units - diluted	38,892,347	38,891,375	38,887,692	38,872,192
See accompanying notes to consolidated and condensed financial statements.
*Related Party Transactions Shown Below

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:*
Terminalling and storage	$18,221	$18,078	$35,483	$36,627
Transportation	7,320	8,318	15,290	16,919
Product Sales	1,040	123	2,340	252
Costs and expenses:*
Cost of products sold: (excluding depreciation and amortization)
Specialty products	7,277	8,368	13,287	14,941
Sulfur services	3,187	2,919	6,308	5,912
Terminalling and storage	—	24	—	42
Expenses:
Operating expenses	27,823	26,501	55,388	52,924
Selling, general and administrative	8,135	8,638	16,027	15,501

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL (DEFICIT)
(Unaudited)
(Dollars in thousands)

	Partners’ Capital (Deficit)
	Common Limited		General Partner Amount
	Units	Amount		Total
Balances - March 31, 2025	39,055,086	$(73,041)	$1,413	$(71,628)
Net loss	—	(2,359)	(48)	(2,407)
Cash distributions	—	(195)	(4)	(199)
Unit-based compensation	—	47	—	47
Balances - June 30, 2025	39,055,086	(75,548)	1,361	(74,187)

Balances - December 31, 2024	39,001,086	$(71,877)	$1,438	$(70,439)
Net loss	—	(3,371)	(69)	(3,440)
Issuance of restricted units	54,000	—	—	—
Cash distributions	—	(390)	(8)	(398)
Unit-based compensation	—	90	—	90
Balances - June 30, 2025	39,055,086	$(75,548)	$1,361	$(74,187)

	Partners’ Capital (Deficit)
	Common Limited		General Partner Amount
	Units	Amount		Total
Balances - March 31, 2024	39,001,086	$(63,115)	$1,619	$(61,496)
Net loss	—	3,704	76	3,780
Issuance of restricted units	—	—	—	—
Cash distributions	—	(195)	(4)	(199)
Unit-based compensation	—	49	—	49
Balances - June 30, 2024	39,001,086	(59,557)	1,691	(57,866)

Balances - December 31, 2023	38,914,806	$(66,182)	$1,558	$(64,624)
Net income	—	6,912	141	7,053
Issuance of restricted units	86,280	—	—	—
General partner contribution	—	—	—	—
Cash distributions	—	(390)	(8)	(398)
Unit-based compensation	—	103	—	103
Balances - June 30, 2024	39,001,086	$(59,557)	$1,691	$(57,866)

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(3,440)	$7,053
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,454	25,336
Amortization of deferred debt issuance costs	1,556	1,539
Amortization of debt discount	1,200	1,200
Deferred income tax expense	(154)	26
Gain on disposition or sale of property, plant and equipment, net	(1,092)	(1,161)
Equity in loss of DSM Semichem LLC	825	—
Non cash unit-based compensation	90	103
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	(3,933)	2,383
Inventories	5,583	2,031
Due from affiliates	4,891	(14,227)
Other current assets	(544)	174
Trade and other accounts payable	(6,181)	523
Product exchange payables	145	(426)
Due to affiliates	(1,226)	(3,065)
Income taxes payable	849	722
Other accrued liabilities	(611)	(1,196)
Change in other non-current assets and liabilities	1,484	922
Net cash provided by operating activities	24,896	21,937

Cash flows from investing activities:
Payments for property, plant and equipment	(11,222)	(24,194)
Payments for plant turnaround costs	(1,799)	(6,705)
Investment in DSM Semichem LLC	—	(6,938)
Proceeds from sale of property, plant and equipment	1,092	738
Net cash used in investing activities	(11,929)	(37,099)

Cash flows from financing activities:
Payments of long-term debt	(121,500)	(113,000)
Payments under finance lease obligations	(7)	(1)
Proceeds from long-term debt	109,000	128,577
Payment of debt issuance costs	(70)	(15)
Cash distributions paid	(398)	(398)
Net cash provided by (used in) financing activities	(12,975)	15,163

Net increase (decrease) in cash	(8)	1
Cash at beginning of period	55	54
Cash at end of period	$47	$55

Non-cash additions to property, plant and equipment	$1,263	$2,641
Non-cash contribution of land to DSM Semichem LLC	$—	$1,000

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2025
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

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Improvements to Income Tax Disclosures” ("ASU 2023-09"), which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The provisions of ASU 2023-09 are effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. Once adopted, the Partnership will include the additional disclosure required by ASU 2023-09 in its condensed consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2025
(Unaudited)

NOTE 3. REVENUE

    The following table disaggregates our revenue by major source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Terminalling and storage segment
Throughput and storage	$22,404	$22,375	$43,953	$44,892
	$22,404	$22,375	$43,953	$44,892
Transportation segment
Land transportation	$38,942	$42,860	$77,621	$85,603
Inland marine transportation	12,678	12,977	24,680	27,300
Offshore marine transportation	2,206	1,839	4,510	3,080
	$53,826	$57,676	$106,811	$115,983
Sulfur services segment
Sulfur product sales	$8,894	$7,521	$18,606	$13,204
Fertilizer product sales	31,161	26,194	65,930	50,715
Sulfur services	4,073	3,477	8,296	6,954
	$44,128	$37,192	$92,832	$70,873
Specialty products segment
Natural gas liquids product sales	$32,976	$35,435	$75,096	$73,566
Lubricant product sales	27,342	31,853	54,527	60,047
	$60,318	$67,288	$129,623	$133,613

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
June 30, 2025
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

Specialty Products Segment

    NGL revenue is recognized when title is transferred, which is generally when the product is delivered by truck, rail, or pipeline to the Partnership's NGL customers or when the customer picks up the product from our facilities. When lubricants are sold by truck or rail, revenue is recognized when title is transferred, which is generally when the product leaves the Partnership's facility, but can vary based on the specific terms of the contract. Delivery of the product is invoiced as the transaction occurs and is generally paid within a month.

    The table below includes estimated minimum revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the reporting period. The Partnership applies the practical expedient in ASC 606-10-50-14(a) and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

	2025	2026	2027	2028	2029	Thereafter	Total
Terminalling and storage
Throughput and storage	$22,475	$46,117	$47,500	$48,990	$50,393	$105,367	$320,842
Sulfur services
Product sales	7,118	14,237	14,237	—	—	—	35,592
Service revenues	5,174	9,374	3,153	2,655	2,655	39,161	62,172
Specialty Products
NGL product sales	3,404	3,934	—	—	—	—	7,338
Total	$38,171	$73,662	$64,890	$51,645	$53,048	$144,528	$425,944
In addition, the Partnership has non-cancelable revenue arrangements that are under the scope of ASC 842 whereby we have committed certain terminalling and storage assets in exchange for a minimum fee. Future minimum revenues the Partnership expects to receive under these non-cancelable arrangements as of June 30, 2025, are as follows: 2025 - $13,069; 2026 - $16,053; 2027 - $12,987; 2028 - $12,213; 2029 - $9,909; subsequent years - $8,587.

NOTE 4. INVENTORIES

Components of inventories at June 30, 2025 and December 31, 2024, were as follows:

	June 30, 2025	December 31, 2024
Natural gas liquids	$1,500	$2,814
Lubricants	22,042	23,227
Sulfur	1,327	1,440
Fertilizer	15,406	18,463
Other	5,849	5,763
	$46,124	$51,707

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2025
(Unaudited)

NOTE 5. DEBT

At June 30, 2025 and December 31, 2024, long-term debt consisted of the following:

	June 30, 2025	December 31, 2024
$150,000 Credit facility at variable interest rate (7.94%[1] weighted average at June 30, 2025), due February 2027 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries, net of unamortized debt issuance costs of $1,765 and $2,242, respectively [2]	$39,235	$51,258
$400,000 Senior notes, 11.5% interest, net of unamortized debt issuance costs of $5,214 and $6,223, respectively, including unamortized premium of $6,200 and $7,400, respectively, due February 2028, secured [2]	388,586	386,377
Total	427,821	437,635
Less: current portion	—	—
Total long-term debt, net of current portion	$427,821	$437,635

    1 The interest rate fluctuates based on Adjusted Term SOFR (set on the date of each advance) or the alternate base rate plus an applicable margin. The margin is set every three months. All amounts outstanding at June 30, 2025 were at Adjusted Term SOFR plus an applicable margin of 3.50%. The applicable margin for revolving loans that are SOFR loans ranges from 2.75% to 3.75%, and the applicable margin for revolving loans that are alternate base rate loans ranges from 1.75% to 2.75%. The applicable margin for SOFR borrowings effective July 16, 2025, is 3.50%. The credit facility contains various covenants that limit the Partnership’s ability to make distributions; make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management Corporation (as amended, the "Omnibus Agreement").

    2 The Partnership was in compliance with all debt covenants as of June 30, 2025 and December 31, 2024.

    The Partnership paid cash interest in the amount of $1,683 and $1,585 for the three months ended June 30, 2025 and 2024, respectively. The Partnership paid cash interest in the amount of $26,408 and $26,238 for the six months ended June 30, 2025 and 2024, respectively. Capitalized interest was $45 and $291 for the three months ended June 30, 2025 and 2024, respectively. Capitalized interest was $45 and $443 for the six months ended June 30, 2025 and 2024, respectively.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2025
(Unaudited)

    The components of lease expense for the six months ended June 30, 2025 and 2024, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$6,499	$5,181	$12,634	$10,120
Finance lease cost:
Amortization of right-of-use assets	$4	$3	8	3
Interest on lease liabilities	1	1	2	1
Short-term lease cost	1,357	1,333	2,856	2,499
Variable lease cost	47	41	91	87
Total lease cost	$7,908	$6,559	$15,591	$12,710

Supplemental balance sheet information related to leases at June 30, 2025 and December 31, 2024, was as follows:

	June 30, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets	$64,815	$67,140

Current portion of operating lease liabilities included in "Other accrued liabilities"	$20,316	$19,707
Operating lease liabilities	44,762	47,815
Total operating lease liabilities	$65,078	$67,522

Finance Leases
Property, plant and equipment, at cost	$77	$77
Accumulated depreciation	(18)	(10)
Property, plant and equipment, net	$59	$67

Current installments of finance lease obligations	$15	$14
Finance lease obligations	47	55
Total finance lease obligations	$62	$69

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2025
(Unaudited)

For the six months ended June 30, 2025, the Partnership incurred new operating leases, primarily related to land transportation assets, operating equipment, and renewed existing operating leases set to expire, primarily related to leased land and facilities.

The Partnership’s future minimum lease obligations as of June 30, 2025, consist of the following:

Operating Leases
Year 1	$25,742
Year 2	22,080
Year 3	16,739
Year 4	9,068
Year 5	4,203
Thereafter	3,748
Total	81,580
Less amounts representing interest costs	(16,502)
Total lease liability	$65,078

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2025
(Unaudited)

NOTE 7. SUPPLEMENTAL BALANCE SHEET INFORMATION

    Components of "Other accrued liabilities" were as follows:

	June 30, 2025	December 31, 2024
Accrued interest	$17,502	$17,899
Property and other taxes payable	3,074	4,043
Accrued payroll	5,956	5,187
Operating lease liabilities	20,316	19,707
Other	30	44
	$46,878	$46,880

The schedule below summarizes the changes in our asset retirement obligations:

June 30, 2025

Asset retirement obligations as of December 31, 2024	$5,313
Additions to asset retirement obligations	—
Accretion expense	67
Liabilities settled	—
Ending asset retirement obligations	5,380
Current portion of asset retirement obligations[1]	—
Long-term portion of asset retirement obligations[2]	$5,380

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2025
(Unaudited)

NOTE 8. PARTNERS' CAPITAL (DEFICIT)

As of June 30, 2025, Partners’ capital (deficit) consisted of 39,055,086 common limited partner units, representing a 98% partnership interest, and a 2% general partner interest. Martin Resource Management Corporation, through subsidiaries, owned 7,653,354 of the Partnership's common limited partner units representing approximately 19.6% of the Partnership's outstanding common limited partner units. MMGP, the Partnership's general partner, owns the 2% general partnership interest.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2025
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(2,407)	$3,780	$(3,440)	$7,053
Less general partner’s interest in net income (loss):
Distributions payable on behalf of general partner interest	4	4	8	8
General partner interest in undistributed income (loss)	(52)	72	(77)	133
Less income (loss) allocable to unvested restricted units	(10)	16	(14)	28
Limited partners’ interest in net income (loss)	$(2,349)	$3,688	$(3,357)	$6,884

    The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic weighted average limited partner units outstanding	38,892,347	38,832,222	38,887,692	38,833,039
Dilutive effect of restricted units issued	—	59,153	—	39,153
Total weighted average limited partner diluted units outstanding	38,892,347	38,891,375	38,887,692	38,872,192

    All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the periods presented. All common unit equivalents were antidilutive for the three and six months ended June 30, 2025 because the limited partners were allocated a net loss in these periods.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restricted unit Awards
Non-employee directors	$47	$49	$90	$103
Phantom unit Awards
Employees	313	1,395	1,106	1,221
Total unit-based compensation expense	$360	$1,444	$1,196	$1,324

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2025
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

Phantom unit awards are recorded in operating expense and selling, general and administrative expense based on the fair value of the vested portion of the awards on the balance sheet date. The fair value of these awards is updated at each balance sheet date and changes in the fair value of the vested portions of the awards are recorded as increases or decreases to

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2025
(Unaudited)

compensation expense within operating expense and selling, general and administrative expense in the Consolidated and Condensed Statements of Operations. All of the Partnership's phantom unit awards outstanding as of June 30, 2025 met the criteria to be treated under liability classification in accordance with ASC 718, given that these awards will settle in cash on the vesting date.

Compensation expense for the phantom awards is based on the fair value of the units as of the balance sheet date as further discussed below, and such costs are recognized ratably over the service period of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future periods for these awards will vary. The estimated future cash payments of these awards are presented as liabilities within "Trade and other accounts payable" and "Other long-term obligations" in the Consolidated and Condensed Balance Sheets. At June 30, 2025, the total liability recognized in connection with outstanding phantom unit awards was $4,585, of which $1,082 is recorded in Trade and other accounts payable and $3,503 is recorded in Other long-term obligations on the Consolidated and Condensed Balance Sheets. At December 31, 2024, the total liability recognized in connection with outstanding phantom unit awards was $3,480, of which $1,073 is recorded in Trade and other accounts payable and $2,407 is recorded in Other long-term obligations on the Consolidated and Condensed Balance Sheets. As of June 30, 2025, there was a total of $5,009 of unrecognized compensation costs related to non-vested phantom unit awards. These costs are expected to be recognized over a remaining life of 1.74 years.

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

The restricted units issued to directors generally vest in equal annual installments over a four-year period. Restricted units issued to employees generally vest in equal annual installments over three years of service. All of the Partnership's outstanding restricted unit awards at June 30, 2025, met the criteria to be treated under equity classification.

On February 11, 2025, the Partnership issued 18,000 TBRUs to each of the Partnership's three independent directors under the 2017 LTIP. These restricted common units vest in equal installments of 6,000 units on January 24, 2026, 2027, 2028, and 2029.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2025
(Unaudited)

    The restricted units are valued at their fair value at the date of grant, which is equal to the market value of common units on such date. A summary of the restricted unit activity for the six months ended June 30, 2025, is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	168,864	$2.65
Granted (TBRU)	54,000	$3.62
Vested	(60,126)	$2.75
Forfeited	—	$—
Non-Vested, end of period	162,738	$2.93

Aggregate intrinsic value, end of period	$480
    A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the six months ended June 30, 2025 and 2024, is provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Aggregate intrinsic value of units vested	$—	$—	$55	$46
Fair value of units vested	—	—	165	168

    As of June 30, 2025, there was $397 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.70 years.

NOTE 10. RELATED PARTY TRANSACTIONS

As of June 30, 2025, Martin Resource Management Corporation owns 7,653,354 of the Partnership’s common units representing approximately 19.6% of the Partnership’s outstanding limited partner units. Martin Resource Management Corporation controls the Partnership's general partner by virtue of its 100% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership. The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management Corporation’s ownership as of June 30, 2025, of approximately 19.6% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management Corporation the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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
June 30, 2025
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
June 30, 2025
(Unaudited)

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

    Effective January 1, 2025, through December 31, 2025, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $13,536. The Partnership reimbursed Martin Resource Management Corporation for $3,384 and $3,377 of indirect expenses for the three months ended June 30, 2025 and 2024, respectively. The Partnership reimbursed Martin Resource Management Corporation for $6,768 and $6,754 of indirect expenses for the six months ended June 30, 2025 and 2024, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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
June 30, 2025
(Unaudited)

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

East Texas Mack Leases. MTI leases equipment, including tractors and trailers, from East Texas Mack Sales ("East Texas Mack"). Certain of our directors or officers are owners of East Texas Mack, including entities affiliated with Ruben Martin, who owns approximately 47% of the issued and outstanding stock of East Texas Mack. Amounts paid to East Texas Mack for tractor and trailer lease payments and lease residuals for the three months ended June 30, 2025 and 2024, were $1,641

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2025
(Unaudited)

and $1,118, respectively. Amounts paid to East Texas Mack for tractor and trailer lease payments and lease residuals for the six months ended June 30, 2025 and 2024, were $3,331 and $2,055, respectively.

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

    The impact of related party revenues from sales of products and services is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Terminalling and storage	$18,221	$18,078	$35,483	$36,627
Transportation	7,320	8,318	15,290	16,919
Product sales:
Specialty products	122	89	503	190
Sulfur services	918	34	1,837	62
Terminalling and storage	—	—	—	—
	1,040	123	2,340	252
	$26,581	$26,519	$53,113	$53,798

    The impact of related party cost of products sold is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of products sold:
Specialty products	$7,277	$8,368	$13,287	$14,941
Sulfur services	3,187	2,919	6,308	5,912
Terminalling and storage	—	24	—	42
	$10,464	$11,311	$19,595	$20,895

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2025
(Unaudited)

    The impact of related party operating expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Transportation	$20,498	$19,814	$40,989	$39,587
Sulfur services	1,383	1,050	2,780	2,372
Terminalling and storage	5,942	5,637	11,619	10,965
	$27,823	$26,501	$55,388	$52,924

    The impact of related party selling, general and administrative expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Selling, general and administrative:
Transportation	$2,112	$2,203	$4,208	$4,030
Specialty products	1,086	1,256	2,123	1,992
Sulfur services	1,000	1,157	1,960	1,933
Terminalling and storage	291	482	594	424
Indirect, including overhead allocation	3,646	3,540	7,142	7,122
	$8,135	$8,638	$16,027	$15,501

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
June 30, 2025
(Unaudited)

The Specialty Products segment earns revenue by providing marketing, distribution, and transportation services for NGLs as well as blending and packaging services for specialty lubricants and greases. NGL revenue is recognized upon the sale of products via truck, rail, or pipeline. For lubricants and greases, revenue is recognized upon their sale by truck or rail.

The following tables present selected financial information with respect to the Partnership's operating segments for the three and six months ended June 30, 2025 and 2024.

	Terminalling and Storage	Transportation	Sulfur Services	Specialty Products	Indirect selling, general and administrative	Total
Three Months Ended June 30, 2025
Operating revenues from external customers	22,404	53,826	44,128	60,318	—	$180,676
Intersegment operating revenues	1,824	3,875	—	23	—	5,722
Total segment revenues	24,228	57,701	44,128	60,341	—	186,398

Reconciliation of revenues:
Elimination of intersegment revenues	(1,824)	(3,875)	—	(23)	—	(5,722)
Total consolidated revenues	22,404	53,826	44,128	60,318	—	180,676

Less: cost of products sold:
Direct product costs	—	—	22,604	50,218	—	72,822
Manufacturing costs (plant, labor, transportation, and other)	—	—	6,707	3,948	—	10,655
Segment gross margin	24,228	57,701	14,817	6,175	—	102,921

Less:
Employment related expenses[2]	6,584	15,183	2,221	1,431	3,165	28,584
Driver pay	—	11,504	—	—	—	11,504
Pass-through expenses	—	5,884	777	—	—	6,661
Utilities, materials, and supplies	3,587	587	236	31	—	4,441
Repairs and maintenance	905	4,481	215	9	—	5,610
Insurance related expenses	1,560	4,296	179	44	3	6,082
Lease expenses	1,075	4,920	110	31	—	6,136
Other segment expenses[1]	2,114	2,313	1,555	244	769	6,995
Depreciation and amortization	5,411	2,916	3,556	755	—	12,638
(Gain) loss on sale or disposition of property, plant and equipment	(8)	(600)	(1)	(4)	—	(613)
	21,228	51,484	8,848	2,541	3,937	88,038
Operating income (loss)	$3,000	$6,217	$5,969	$3,634	$(3,937)	$14,883

Segment assets - as of June 30, 2025	$159,001	$162,974	$128,266	$65,391	$—	$515,632
Capital expenditures and plant turnaround costs	$1,925	$2,077	$1,587	$426	$—	$6,015

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2025
(Unaudited)

	Terminalling and Storage	Transportation	Sulfur Services	Specialty Products	Indirect selling, general and administrative	Total
Six Months Ended June 30, 2025
Operating revenues from external customers	$43,953	$106,811	$92,832	$129,623	$—	$373,219
Intersegment operating revenues	3,689	8,365	—	46	—	12,100
Total segment revenues	47,642	115,176	92,832	129,669	—	385,319

Reconciliation of revenues:
Elimination of intersegment revenues	(3,689)	(8,365)	—	(46)	—	(12,100)
Total consolidated revenues	43,953	106,811	92,832	129,623	—	373,219

Less: cost of products sold:
Direct product costs	—	—	49,424	107,845	—	157,269
Manufacturing costs (plant, labor, transportation, and other)	—	—	11,889	9,366	—	21,255
Segment gross margin	47,642	115,176	31,519	12,458	—	206,795

Less:
Employment related expenses[2]	13,137	30,436	4,384	2,884	6,259	57,100
Driver pay	—	23,585	—	—	—	23,585
Pass-through expenses	—	11,982	1,641	—	—	13,623
Utilities, materials, and supplies	7,220	1,196	491	58	—	8,965
Repairs and maintenance	2,305	8,976	424	10	—	11,715
Insurance related expenses	3,031	8,246	339	77	92	11,785
Lease expenses	2,231	9,555	235	53	—	12,074
Other segment expenses[1]	3,637	4,707	3,208	488	2,261	14,301
Depreciation and amortization	10,980	5,848	7,113	1,513	—	25,454
(Gain) loss on sale or disposition of property, plant and equipment	(9)	(1,078)	(1)	(4)	—	(1,092)
	42,532	103,453	17,834	5,079	8,612	177,510
Operating income (loss)	$5,110	$11,723	$13,685	$7,379	$(8,612)	$29,285

Segment assets - as of June 30, 2025	$159,001	$162,974	$128,266	$65,391	$—	$515,632
Capital expenditures and plant turnaround costs	$2,847	$4,899	$3,328	$549	$—	$11,623

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2025
(Unaudited)

	Terminalling and Storage	Transportation	Sulfur Services	Specialty Products	Indirect selling, general and administrative	Total
Three Months Ended June 30, 2024
Operating revenues from external customers	$22,375	$57,676	$37,192	$67,288	$—	$184,531
Intersegment operating revenues	2,027	3,791	1	29	—	5,848
Total segment revenues	24,402	61,467	37,193	67,317	—	190,379

Reconciliation of revenues:
Elimination of intersegment revenues	(2,027)	(3,791)	(1)	(29)	—	(5,848)
Total consolidated revenues	22,375	57,676	37,192	67,288	—	184,531

Less: cost of products sold:
Direct product costs	—	—	16,735	54,766	—	71,501
Manufacturing costs (plant, labor, transportation, and other)	24	—	5,448	4,945	—	10,417
Segment gross margin	24,378	61,467	15,010	7,606	—	108,461

Less:
Employment related expenses[2]	6,465	14,796	2,246	1,517	3,115	28,139
Driver pay	—	13,168	—	—	—	13,168
Pass-through expenses	—	6,506	633	—	—	7,139
Utilities, materials, and supplies	3,073	605	186	32	—	3,896
Repairs and maintenance	1,280	5,041	74	7	—	6,402
Insurance related expenses	2,762	4,239	125	29	—	7,155
Lease expenses	975	3,746	113	28	—	4,862
Other segment expenses[1]	1,787	2,209	1,084	255	704	6,039
Depreciation and amortization	5,729	3,381	2,778	799	—	12,687
(Gain) loss on sale or disposition of property, plant and equipment	(995)	(260)	308	(6)	—	(953)
	21,076	53,431	7,547	2,661	3,819	88,534
Operating income (loss)	$3,302	$8,036	$7,463	$4,945	$(3,819)	$19,927

Segment assets - as of June 30, 2024	$179,047	$164,571	$112,644	$78,816	$—	$535,078
Capital expenditures and plant turnaround costs	$2,075	$1,770	$8,561	$798	$—	$13,204

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2025
(Unaudited)

	Terminalling and Storage	Transportation	Sulfur Services	Specialty Products	Indirect selling, general and administrative	Total
Six Months Ended June 30, 2024
Operating revenues from external customers	$44,892	$115,983	$70,873	$133,613	$—	$365,361
Intersegment operating revenues	3,795	7,526	1	50	—	11,372
Total segment revenues	48,687	123,509	70,874	133,663	—	376,733

Reconciliation of revenues:
Elimination of intersegment revenues	(3,795)	(7,526)	(1)	(50)	—	(11,372)
Total consolidated revenues	44,892	115,983	70,873	133,613	—	365,361
						—
Less: cost of products sold:
Direct product costs	—	—	35,179	108,952	—	144,131
Manufacturing costs (plant, labor, transportation, and other)	42	—	9,775	10,403	—	20,220
Segment gross margin	48,645	123,509	25,920	14,308	—	212,382

Less:
Employment related expenses[2]	12,045	29,537	4,081	2,538	6,245	54,446
Driver pay	—	25,866	—	—	—	25,866
Pass-through expenses	—	13,679	1,329	—	—	15,008
Utilities, materials, and supplies	7,140	1,118	395	63	—	8,716
Repairs and maintenance	2,667	9,501	215	10	—	12,393
Insurance related expenses	4,258	7,434	295	55	—	12,042
Lease expenses	1,941	7,618	201	66	—	9,826
Other segment expenses[1]	3,608	4,398	2,188	484	1,410	12,088
Depreciation and amortization	11,124	6,857	5,760	1,595	—	25,336
(Gain) loss on sale or disposition of property, plant and equipment	(1,097)	(366)	308	(6)	—	(1,161)
	41,686	105,642	14,772	4,805	7,655	174,560
Operating income (loss)	$6,959	$17,867	$11,148	$9,503	$(7,655)	$37,822

Segment assets - as of June 30, 2024	$179,047	$164,571	$112,644	$78,816	$—	$535,078
Capital expenditures and plant turnaround costs	$9,125	$4,625	$14,897	$1,950	$—	$30,597

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
June 30, 2025
(Unaudited)

NOTE 12. COMMITMENTS AND CONTINGENCIES

Contingencies

From time to time, the Partnership is subject to various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership.

    On December 31, 2015, the Partnership received a demand from a customer in its lubricants packaging business for defense and indemnity in connection with various lawsuits filed against it, which generally alleged that the customer engaged in unlawful and deceptive business practices in connection with its marketing and advertising of its private label motor oil (the “Marketing Lawsuits”). The Partnership disputed and continues to dispute that it has any obligation to defend or indemnify the customer for the customer’s conduct. Accordingly, on January 7, 2016, the Partnership filed a Complaint for Declaratory Judgment in the Chancery Court of Davidson County, Tennessee (the “Tennessee Court”), under Case No. 16-0018-BC, requesting a judicial determination that the Partnership did not owe the customer the demanded defense and indemnity obligations (the “Litigation”). The Marketing Lawsuits pending in federal court against the customer were transferred to the U.S. District Court for the Western District of Missouri under the consolidated case MDL No. 2709 for pretrial proceedings (the “Consolidated Lawsuits”). On March 1, 2017, at the joint request of the customer and the Partnership, the Tennessee Court administratively closed the Litigation. In 2021, the customer settled the Consolidated Lawsuits. On December 17, 2021, at the request of the customer, the Tennessee Court reopened the Litigation and the customer asserted various counterclaims against the Partnership seeking, among other things, to recover its costs of defending and settling the Consolidated Lawsuits. At this time, we are unable to determine what ultimate exposure we may have in this matter, if any. The Partnership intends to vigorously defend the counterclaims asserted by the customer in the Litigation. The trial for the Litigation is expected to be held in 2026.

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

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Notes	$388,586	$422,684	$386,377	$436,172
Total	$388,586	$422,684	$386,377	$436,172

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2025
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

Selected financial information for DSM is as follows:

	As of June 30,			Three Months Ended June 30,
	Total Assets	Long-Term Debt	Members' Equity/Partners' Capital	Revenues	Net Income (Loss)

2025
DSM Semichem LLC	$105,437	$28,530	$60,515	$—	$(5,909)

	As of December 31,			Three Months Ended June 30,
	Total Assets	Long-Term Debt	Members' Equity/Partners' Capital	Revenues	Net Income (Loss)

2024
DSM Semichem LLC	$105,773	$31,700	$68,513	$—	$(672)

	As of June 30,			Six Months Ended June 30,
	Total Assets	Long-Term Debt	Members' Equity/Partners' Capital	Revenues	Net Income (Loss)

2025
DSM Semichem LLC	$105,437	$28,530	$60,515	$—	$(7,999)

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2025
(Unaudited)

	As of December 31,			Six Months Ended June 30,
	Total Assets	Long-Term Debt	Members' Equity/Partners' Capital	Revenues	Net Income (Loss)

2024
DSM Semichem LLC	$105,773	$31,700	$68,513	$—	$(1,880)

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

NOTE 16. INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Provision for income taxes	$2,084	$1,772	$3,201	$2,568

The operations of a partnership are generally not subject to income taxes, except for Texas margin tax, because its income is taxed directly to its partners. Current state income taxes attributable to the Texas margin tax relating to the operation of the Partnership of $270 and $470 were recorded in income tax expense for the three months ended June 30, 2025 and 2024, respectively. Current state income taxes attributable to the Texas margin tax relating to the operation of the Partnership of $687 and $550 were recorded in income tax expense for the six months ended June 30, 2025 and 2024, respectively. Deferred taxes applicable to the Texas margin tax relating to the operation of the Partnership are immaterial.

MTI, a wholly owned subsidiary of the Partnership, is subject to income taxes due to its corporate structure (the "Taxable Subsidiary"). Total income tax expense of $1,814 and $1,302, related to the operation of the Taxable Subsidiary, for the three months ended June 30, 2025 and 2024, resulted in an effective income tax rate ("ETR") of 64.50% and 30.68%, respectively. Total income tax expense of $2,514 and $2,018, related to the operation of the Taxable Subsidiary, for the six months ended June 30, 2025 and 2024, resulted in an ETR of 50.84% and 22.94%, respectively.

The increase in the ETR for the income taxes during the three and six months ended June 30, 2025 was primarily due to an increase in permanent differences and a decrease in income before income taxes, compared to the same period in 2024. The increase in the provision for income taxes for both the three and six months ended June 30, 2025, compared to the same period in 2024, was primarily due to an increase in permanent differences in the current period.

    A current federal income tax expense of $1,514 and $786, related to the operation of the Taxable Subsidiary, was recorded for the three months ended June 30, 2025 and 2024, respectively. A current federal income tax expense of $2,235 and $1,576, related to the operation of the Taxable Subsidiary, was recorded for the six months ended June 30, 2025 and 2024, respectively. A current state income tax expense of $240 and $165, related to the operation of the Taxable Subsidiary, was recorded for the three months ended June 30, 2025 and 2024, respectively. A current state income tax expense of $433 and $416, related to the operation of the Taxable Subsidiary, was recorded for the six months ended June 30, 2025 and 2024, respectively.

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
June 30, 2025
(Unaudited)

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    A deferred tax expense related to the MTI temporary differences of $60 and $351 was recorded for the three months ended June 30, 2025 and 2024, respectively. A deferred tax expense (benefit) related to the MTI temporary differences of $(154) and $26 was recorded for the six months ended June 30, 2025 and 2024, respectively. A net deferred tax asset of $10,100 and $9,946, related to the cumulative book and tax temporary differences, existed at June 30, 2025 and December 31, 2024, respectively.

    All income tax positions taken for all open years are more likely than not to be sustained based upon their technical merit under applicable tax laws.

NOTE 17. SUBSEQUENT EVENTS

Quarterly Distribution. On July 16, 2025, the Partnership declared a quarterly cash distribution of $0.005 per common unit for the second quarter of 2025, or $0.020 per common unit on an annualized basis, which will be paid on August 14, 2025, to unitholders of record as of August 7, 2025.

One Big Beautiful Bill Act. On July 4, 2025, federal legislation commonly referred to as the “One Big Beautiful Bill Act” was enacted, resulting in changes to U.S. federal income tax law. Pursuant to ASC 740, Income Taxes, the effects of changes in tax law are recognized in the period of enactment. As such, this legislation constitutes a non-recognized subsequent event with respect to the Partnership’s financial statements for the period ended June 30, 2025. The Partnership has preliminarily assessed the impact of the legislation and expects an immaterial net increase in income tax expense related to the Partnership's Taxable Subsidiary in the third quarter of 2025.

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

    We were formed in 2002 by Martin Resource Management Corporation, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management Corporation has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management Corporation is an important supplier and customer of ours. As of June 30, 2025, Martin Resource Management Corporation owned 19.6% of our total outstanding common limited partner units and 100% of MMGP Holdings, LLC ("Holdings"), which is the sole member of Martin Midstream GP LLC ("MMGP"), our general partner. MMGP owns a 2.0% general partner interest in us.

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

Subsequent Events

Quarterly Distribution. On July 16, 2025, we declared a quarterly cash distribution of $0.005 per common unit for the second quarter of 2025, or $0.020 per common unit on an annualized basis, which will be paid on August 14, 2025, to unitholders of record as of August 7, 2025.

One Big Beautiful Bill Act. On July 4, 2025, federal legislation commonly referred to as the “One Big Beautiful Bill Act” was enacted, resulting in changes to U.S. federal income tax law. Pursuant to ASC 740, Income Taxes, the effects of changes in tax law are recognized in the period of enactment. As such, this legislation constitutes a non-recognized subsequent event with respect to our financial statements for the period ended June 30, 2025. We have preliminarily assessed the impact of the legislation and expect an immaterial net increase in income tax expense related to our Taxable Subsidiary in the third quarter of 2025.

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

Ownership

    Martin Resource Management Corporation owns approximately 19.6% of the outstanding limited partner units and indirectly owns 100% of MMGP, our general partner, through its 100% interest in Holdings, which is the sole member of MMGP. MMGP owns a 2% general partner interest in us.

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

Related Party Agreements

The Omnibus Agreement requires us to reimburse Martin Resource Management Corporation for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. We reimbursed Martin Resource Management Corporation for $42.8 million of direct costs and expenses for the three months ended June 30, 2025, compared to $42.9 million for the three months ended June 30, 2024. We reimbursed Martin Resource Management Corporation for $83.9 million of direct costs and expenses for the six months ended June 30, 2025, compared to $82.2 million for the six months ended June 30, 2024. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management Corporation for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. In each of the three months ended June 30, 2025 and 2024, the Conflicts Committee approved reimbursement amounts of $3.4 million. In each of the six months ended June 30, 2025 and 2024, the Conflicts Committee approved reimbursement amounts of $6.8 million. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually. These indirect expenses covered the centralized corporate functions Martin Resource Management Corporation provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management Corporation’s retained businesses. The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations. Martin Resource Management Corporation also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

Commercial

We have been and anticipate that we will continue to be both a significant customer and supplier of products and services offered by Martin Resource Management Corporation. In the aggregate, the impact of related party transactions included in total costs and expenses accounted for approximately 28% and 28% of our total costs and expenses during the three months ended June 30, 2025 and 2024, respectively. In the aggregate, the impact of related party transactions included in total costs and expenses accounted for approximately 26% and 27% of our total costs and expenses during the six months ended June 30, 2025 and 2024, respectively.

Correspondingly, Martin Resource Management Corporation is one of our significant customers. Our sales to Martin Resource Management Corporation accounted for approximately 15% and 14% of our total revenues for the three months ended June 30, 2025 and 2024, respectively. Our sales to Martin Resource Management Corporation accounted for approximately 14% and 15% of our total revenues for the six months ended June 30, 2025 and 2024, respectively.

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

The following tables reconcile the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the three and six months ended June 30, 2025 and 2024, which represents EBITDA, Adjusted EBITDA, Distributable Cash Flow, and Adjusted Free Cash Flow:

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,

	2025	2024	2025	2024
	(in thousands)		(in thousands)
Net income (loss)	$(2,407)	$3,780	$(3,440)	$7,053
Adjustments:
Interest expense	14,608	14,377	28,715	28,219
Income tax expense	2,084	1,772	3,201	2,568
Depreciation and amortization	12,638	12,687	25,454	25,336
EBITDA	26,923	32,616	53,930	63,176
Adjustments:
Gain on disposition or sale of property, plant and equipment	(613)	(953)	(1,092)	(1,161)
Transaction expenses related to the terminated Merger with Martin Resource Management Corporation	—	—	827	—
Equity in (earnings) loss of DSM Semichem LLC	616	—	825	—
Non-cash contractual revenue adjustment	175	—	396	—
Unit-based compensation	47	49	90	103
Adjusted EBITDA	$27,148	$31,712	$54,976	$62,118

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA, Distributable Cash Flow, and Adjusted Free Cash Flow

	Three Months Ended June 30,		Six Months Ended June 30,

	2025	2024	2025	2024
	(in thousands)		(in thousands)
Net cash provided by operating activities	$30,915	$11,828	$24,896	$21,937
Interest expense [1]	13,229	13,004	25,959	25,480
Current income tax expense	2,024	1,420	3,355	2,542
Transaction expenses related to the terminated Merger with Martin Resource Management Corporation	—	—	827	—
Non-cash contractual revenue adjustment	175	—	396	—
Changes in operating assets and liabilities which (provided) used cash:
Accounts and other receivables, inventories, and other current assets	(6,570)	9,919	(5,997)	9,639
Trade, accounts and other payables, and other current liabilities	(12,013)	(3,786)	7,024	3,442
Other	(612)	(673)	(1,484)	(922)
Adjusted EBITDA	27,148	31,712	54,976	62,118
Adjustments:
Interest expense	(14,608)	(14,377)	(28,715)	(28,219)
Income tax expense	(2,084)	(1,772)	(3,201)	(2,568)
Deferred income taxes	60	352	(154)	26
Amortization of debt discount	600	600	1,200	1,200
Amortization of deferred debt issuance costs	779	773	1,556	1,539
Payments for plant turnaround costs	(977)	(745)	(1,799)	(6,705)
Maintenance capital expenditures	(4,246)	(7,009)	(8,103)	(12,211)
Distributable Cash Flow	6,672	9,534	15,760	15,180
Principal payments under finance lease obligations	(3)	(1)	(7)	(1)
Investment in DSM Semichem LLC	—	(6,938)	—	(6,938)
Expansion capital expenditures	(792)	(5,450)	(1,721)	(11,681)
Adjusted Free Cash Flow	$5,877	$(2,855)	$14,032	$(3,440)

1 Net of amortization of debt issuance costs and discount, which are included in interest expense but not included in net cash provided by operating activities.

Results of Operations

    The results of operations for the three and six months ended June 30, 2025 and 2024, have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues. The following table sets forth our operating revenues and operating income by segment for the three and six months ended June 30, 2025 and 2024. The results of operations for these interim periods are not necessarily indicative of the results of operations which might be expected for the entire year.

Our consolidated and condensed results of operations are presented on a comparative basis below. There are certain items of income and expense which we do not allocate on a segment basis. These items, including interest expense and indirect selling, general and administrative expenses, are discussed following the comparative discussion of our results within each segment.

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended June 30, 2025	(In thousands)
Terminalling and storage	$24,228	$(1,824)	$22,404	$3,000	$(1,762)	$1,238
Transportation	57,701	(3,875)	53,826	6,217	(3,913)	2,304
Sulfur services	44,128	—	44,128	5,969	3,800	9,769
Specialty products	60,341	(23)	60,318	3,634	1,875	5,509
Indirect selling, general and administrative	—	—	—	(3,937)	—	(3,937)
Total	$186,398	$(5,722)	$180,676	$14,883	$—	$14,883

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended June 30, 2024	(In thousands)
Terminalling and storage	$24,402	$(2,027)	$22,375	$3,302	$(1,986)	$1,316
Transportation	61,467	(3,791)	57,676	8,036	(3,810)	4,226
Sulfur services	37,193	(1)	37,192	7,463	3,665	11,128
Specialty products	67,317	(29)	67,288	4,945	2,131	7,076
Indirect selling, general and administrative	—	—	—	(3,819)	—	(3,819)
Total	$190,379	$(5,848)	$184,531	$19,927	$—	$19,927

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Six Months Ended June 30, 2025	(In thousands)
Terminalling and storage	$47,642	$(3,689)	$43,953	$5,110	$(3,593)	$1,517
Transportation	115,176	(8,365)	106,811	11,723	(8,426)	3,297
Sulfur services	92,832	—	92,832	13,685	7,605	21,290
Specialty products	129,669	(46)	129,623	7,379	4,414	11,793
Indirect selling, general and administrative	—	—	—	(8,612)	—	(8,612)
Total	$385,319	$(12,100)	$373,219	$29,285	$—	$29,285

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Six Months Ended June 30, 2024	(In thousands)
Terminalling and storage	$48,687	$(3,795)	$44,892	$6,959	$(3,686)	$3,273
Transportation	123,509	(7,526)	115,983	17,867	(7,599)	10,268
Sulfur services	70,874	(1)	70,873	11,148	6,753	17,901
Specialty products	133,663	(50)	133,613	9,503	4,532	14,035
Indirect selling, general and administrative	—	—	—	(7,655)	—	(7,655)
Total	$376,733	$(11,372)	$365,361	$37,822	$—	$37,822

Terminalling and Storage Segment

Comparative Results of Operations for the Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,		Variance	Percent Change
	2025	2024
	(In thousands, except BBL per day)

Revenues	$24,228	$24,402	$(174)	(1)%
Cost of products sold	—	24	(24)	(100)%
Operating expenses	15,079	15,522	(443)	(3)%
Selling, general and administrative expenses	746	820	(74)	(9)%
Depreciation and amortization	5,411	5,729	(318)	(6)%
	2,992	2,307	685	30%
Gain on disposition or sale of property, plant and equipment	8	995	(987)	(99)%
Operating income	$3,000	$3,302	$(302)	(9)%

Shore-based throughput volumes (gallons)	47,199	42,491	4,708	11%
Smackover refinery throughput volumes (guaranteed minimum BBL per day)	6,500	6,500	—	—%

Revenues. Revenues decreased $0.2 million. Revenue at our underground storage terminal decreased $0.5 million primarily as a result of lower throughput fees and decreased volumes. Revenue at our Smackover refinery increased $0.4 million primarily due to increases in throughput revenue and reservation fees.

Operating expenses. Operating expenses decreased primarily due to lower insurance claims of $1.5 million (crude pipeline spill that occurred in 2024). This decrease was offset by increases at our Smackover refinery in natural gas utilities of $0.4 million, employee-related expenses of $0.2 million, professional fees of $0.2 million and insurance premiums of $0.2 million (higher rates).

Selling, general and administrative expenses. Selling, general and administrative expenses decreased primarily due to lower employee-related expenses.

Depreciation and amortization. The decrease in depreciation and amortization is primarily the result of assets being fully depreciated, offset by capital expenditures.

Comparative Results of Operations for the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,		Variance	Percent Change
	2025	2024
	(In thousands, except BBL per day)

Revenues	$47,642	$48,687	$(1,045)	(2)%
Cost of products sold	—	42	(42)	(100)%
Operating expenses	29,892	30,557	(665)	(2)%
Selling, general and administrative expenses	1,669	1,102	567	51%
Depreciation and amortization	10,980	11,124	(144)	(1)%
	5,101	5,862	(761)	(13)%
Gain on disposition or sale of property, plant and equipment	9	1,097	(1,088)	(99)%
Operating income	$5,110	$6,959	$(1,849)	(27)%

Shore-based throughput volumes (gallons)	85,690	88,260	(2,570)	(3)%
Smackover refinery throughput volumes (guaranteed minimum) (BBL per day)	6,500	6,500	—	—%

Revenues. Revenues decreased $1.0 million. Revenue at our underground storage terminal decreased $1.1 million primarily as a result of lower throughput fees combined with decreased volumes. Our shore-based terminals decreased $0.2 million due to decreased space rent of $0.3 million, offset by increased throughput revenue of $0.1 million. Revenue at our specialty terminals increased $0.2 million, primarily as a result of increased storage and service revenue.

Operating expenses. Operating expenses decreased primarily as a result of insurance claims of $1.7 million (primarily crude pipeline spill that occurred in 2024). This decrease was offset by increases in employee-related expenses of $0.5 million and insurance premiums of $0.4 million (higher rates) across all terminals.

Selling, general and administrative expenses. Selling, general and administrative expenses increased primarily due to higher employee-related expenses.

Depreciation and amortization. The decrease in depreciation and amortization is primarily the result of assets being fully depreciated, offset by capital expenditures.

Transportation Segment

Comparative Results of Operations for the Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,		Variance	Percent Change
	2025	2024
	(In thousands)
Revenues	$57,701	$61,467	$(3,766)	(6)%
Operating expenses	46,399	47,783	(1,384)	(3)%
Selling, general and administrative expenses	2,769	2,527	242	10%
Depreciation and amortization	2,916	3,381	(465)	(14)%
	5,617	7,776	(2,159)	(28)%
Gain on disposition or sale of property, plant and equipment	600	260	340	131%
Operating income	$6,217	$8,036	$(1,819)	(23)%

Revenues. Revenues decreased $3.8 million. In our marine transportation division, inland revenues decreased $0.3 million, primarily related to lower transportation rates. Offshore revenues increased $0.3 million, primarily related to higher transportation rates. Pass-through revenue (primarily fuel) increased $0.1 million. In our land transportation division, freight revenue decreased $2.8 million, primarily due to a 5% decrease in total miles. Ancillary revenue decreased $1.1 million.

Operating expenses. The decrease in operating expenses is primarily a result of employee-related expenses of $1.2 million, insurance claims of $0.7 million, repairs and maintenance of $0.6 million and pass-through expenses (primarily fuel) of $0.6 million, offset by increases in lease expense of $1.2 million and insurance premiums of $0.7 million. The decrease in repairs and maintenance, as well as the increase in lease expense are related to the replacement of tractors and trailers in our land transportation division.

Selling, general and administrative expenses. Selling, general and administrative expenses increased primarily due to uncollectible accounts receivable.

Depreciation and amortization. The decrease in depreciation and amortization is primarily the result of asset disposals, offset by capital expenditures.

Comparative Results of Operations for the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,		Variance	Percent Change
	2025	2024
	(In thousands)
Revenues	$115,176	$123,509	$(8,333)	(7)%
Operating expenses	93,046	94,424	(1,378)	(1)%
Selling, general and administrative expenses	5,637	4,727	910	19%
Depreciation and amortization	5,848	6,857	(1,009)	(15)%
	$10,645	$17,501	$(6,856)	(39)%
Gain on disposition or sale of property, plant and equipment	1,078	366	712	195%
Operating income	$11,723	$17,867	$(6,144)	(34)%

Revenues. Revenues decreased $8.3 million. In our marine transportation division, inland revenues decreased $2.0 million, primarily related to lower transportation rates combined with a decrease in utilization associated with equipment repairs and regulatory inspections. Offshore revenues increased $1.2 million, primarily related to higher transportation rates, offset by a decrease in utilization associated with equipment repairs and regulatory inspections. Pass-through revenue (primarily fuel) decreased $0.3 million. In our land transportation division, freight revenue decreased $5.4 million, primarily due to a 6% decrease in total miles. Ancillary revenue decreased $1.9 million.

Operating expenses. The decrease in operating expenses is primarily a result of employee-related expenses of $1.7 million, pass-through expenses (primarily fuel) of $1.6 million, insurance claims of $0.7 million and repairs and maintenance of $0.7 million, offset by increases in lease expense of $2.0 million and insurance premiums of $1.5 million. The decrease in repairs and maintenance, as well as the increase in lease expense are related to the replacement of tractors and trailers in our land transportation division.

Selling, general and administrative expenses. Selling, general and administrative expenses increased primarily due to uncollectible accounts receivable of $0.6 million and higher employee-related expenses of $0.4 million.

Depreciation and amortization. The decrease in depreciation and amortization is primarily the result of asset disposals, offset by capital expenditures.

Sulfur Services Segment

Comparative Results of Operations for the Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,		Variance	Percent Change
	2025	2024
	(In thousands)
Revenues:
Services	$4,073	$3,477	$596	17%
Products	40,055	33,716	6,339	19%
Total revenues	44,128	37,193	6,935	19%

Cost of products sold	29,311	22,183	7,128	32%
Operating expenses	3,655	2,744	911	33%
Selling, general and administrative expenses	1,638	1,717	(79)	(5)%
Depreciation and amortization	3,556	2,778	778	28%
	5,968	7,771	(1,803)	(23)%
Gain (loss) on disposition or sale of property, plant and equipment	1	(308)	309	100%
Operating income	$5,969	$7,463	$(1,494)	(20)%

Sulfur (long tons)	144	91	53	58%
Fertilizer (long tons)	73	64	9	14%
Total sulfur services volumes (long tons)	217	155	62	40%

Services revenues. Services revenues increased $0.6 million largely associated with reservation revenue from the ELSA joint venture beginning in the fourth quarter 2024. Additional increases were the result of a contractually prescribed, index-based fee adjustment.

Products revenues. Product revenues increased $6.3 million. Product revenues increased by $11.4 million, as a result of a 40% increase in sales volumes, primarily related to a 58% increase in sulfur volumes, which increase was offset by a decrease of $5.1 million due to a 15% reduction in average sulfur services sales prices.

Cost of products sold. Cost of products sold increased $7.1 million. A 40% increase in sales volumes impacted cost of products sold by $8.4 million. A 6% decrease in product cost impacted cost of products sold by $1.3 million, resulting from decreased commodity prices. Margin per ton decreased $24.89, or 33%.

Operating expenses. Operating expenses increased due to an increase of $0.3 million in outside services, $0.2 million in marine operating expenses, $0.2 million in repairs and maintenance, $0.1 million in utilities, and $0.1 million in marine pass-through expenses.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased primarily due to lower employee-related expenses.

Depreciation and amortization. Depreciation and amortization increased due to the amortization of higher turnaround spend as well as certain assets being placed into service.

Comparative Results of Operations for the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,		Variance	Percent Change
	2025	2024
	(In thousands)
Revenues:
Services	$8,296	$6,954	$1,342	19%
Products	84,536	63,920	20,616	32%
Total revenues	92,832	70,874	21,958	31%

Cost of products sold	61,313	44,954	16,359	36%
Operating expenses	7,487	5,684	1,803	32%
Selling, general and administrative expenses	3,235	3,020	215	7%
Depreciation and amortization	7,113	5,760	1,353	23%
	13,684	11,456	2,228	19%
Gain (loss) on disposition or sale of property, plant and equipment	1	(308)	309	100%
Operating income	$13,685	$11,148	$2,537	23%

Sulfur (long tons)	277	182	95	52%
Fertilizer (long tons)	170	136	34	25%
Total sulfur services volumes (long tons)	447	318	129	41%

Services revenues. Services revenues increased $1.3 million largely associated with reservation revenue from the ELSA joint venture beginning in the fourth quarter 2024. Additional increases were the result of a contractually prescribed, index-based fee adjustment.

Products revenues. Products revenues increased $20.6 million. Product Revenues increased by $24.4 million related to a 41% increase in sales volume, primarily a 52% increase in sulfur volumes, which increase was offset by a decrease of $3.8 million primarily due to a 6% reduction in average sulfur products sales prices.

Cost of products sold. Cost of products sold increased $16.4 million. A 41% increase in sales volumes resulted in an increase in cost of products sold of $17.7 million. A 3% decrease in product cost impacted cost of products sold by $1.3 million, resulting from lower commodity prices. Margin per ton decreased $7.69, or 13%.

Operating expenses. Operating expenses increased $1.8 million due to $0.8 million in outside services, $0.3 million in marine pass-through expenses, $0.3 million in marine operating expenses, $0.2 million in repairs and maintenance, and $0.1 million in utilities.

Selling, general and administrative expenses. Selling, general and administrative expenses increased primarily due to higher employee-related expenses.

Depreciation and amortization. Depreciation and amortization increased due to the amortization of higher turnaround costs as well as certain assets being placed into service.

Specialty Products Segment

Comparative Results of Operations for the Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,		Variance	Percent Change
	2025	2024
	(In thousands)
Products revenues	$60,341	$67,317	$(6,976)	(10)%
Cost of products sold	54,166	59,711	(5,545)	(9)%
Operating expenses	(31)	26	(57)	(219)%
Selling, general and administrative expenses	1,821	1,842	(21)	(1)%
Depreciation and amortization	755	799	(44)	(6)%
	3,630	4,939	(1,309)	(27)%
Gain on disposition or sale of property, plant and equipment	4	6	(2)	(33)%
Operating income	$3,634	$4,945	$(1,311)	(27)%

NGL sales volumes (Bbls)	572	540	32	6%
Other specialty products volumes (Bbls)	89	93	(4)	(4)%
Total specialty products volumes (Bbls)	661	633	28	4%

    Products Revenues. Products revenues decreased $7.0 million. Sales volumes increased 4%, increasing revenues by $2.6 million, primarily related to a 6% increase in NGL sales volumes. Our average sales price per barrel decreased $15.06, resulting in a $9.5 million decrease to revenue.

Cost of products sold. Cost of products sold decreased $5.5 million. The increase in sales volumes of 4% resulted in a $2.3 million increase to cost of products sold. Our average cost per barrel decreased $12.38, or 13%, decreasing cost of products sold by $7.8 million. Our margins decreased $2.67 per barrel, or 22%, during the period.

Operating expenses. Operating expenses remained relatively consistent.

Selling, general and administrative expenses. Selling, general and administrative expenses remained relatively consistent.

    Depreciation and amortization.Depreciation and amortization decreased as a result of capital expenditures offset by recent disposals.

Comparative Results of Operations for the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,		Variance	Percent Change
	2025	2024
	(In thousands)
Products revenues	$129,669	$133,663	$(3,994)	(3)%
Cost of products sold	117,211	119,355	(2,144)	(2)%
Operating expenses	—	51	(51)	(100)%
Selling, general and administrative expenses	3,570	3,165	405	13%
Depreciation and amortization	1,513	1,595	(82)	(5)%
	7,375	9,497	(2,122)	(22)%
Gain on disposition or sale of property, plant and equipment	4	6	(2)	(33)%
Operating income	$7,379	$9,503	$(2,124)	(22)%

NGL sales volumes (Bbls)	1,236	1,162	74	6%
Other specialty products volumes (Bbls)	170	172	(2)	(1)%
Total specialty products volumes (Bbls)	1,406	1,334	72	5%

    Products Revenues. Product revenues decreased by $4.0 million. A 5% rise in sales volumes increased revenue by $6.6 million, primarily driven by a 6% increase in NGL sales volumes. This was offset by an 8% decline in average specialty product sales prices, which reduced revenue by $10.6 million.

Cost of products sold. Cost of products sold decreased $2.1 million. A 5% increase in sales volumes resulted in an increase in cost of products sold of $6.0 million. A 7% decline in average product cost impacted cost of products sold by $8.1 million, resulting from reduced commodity prices. Our margins decreased $1.87 per barrel, or 17%, during the period.

Operating expenses. Operating expenses remained relatively consistent.

Selling, general and administrative expenses. Selling, general and administrative expenses increased primarily due to higher employee-related expenses.

Depreciation and amortization.Depreciation and amortization decreased as a result of capital expenditures offset by recent disposals.

Interest Expense

Comparative Components of Interest Expense, Net for the Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,		Variance	Percent Change
	2025	2024
	(In thousands)
Credit facility	$1,382	$1,398	$(16)	(1)%
Senior notes	11,627	11,627	—	—%
Amortization of deferred debt issuance costs	779	773	6	1%
Amortization of debt discount	600	600	—	—%
Other	263	270	(7)	(3)%
Capitalized interest	(45)	(291)	246	85%
Total interest expense, net	$14,608	$14,377	$231	2%

Comparative Components of Interest Expense, Net for the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,		Variance	Percent Change
	2025	2024
	(In thousands)
Credit facility	$2,854	$2,568	$286	11%
Senior notes	22,616	22,744	(128)	(1)%
Amortization of deferred debt issuance costs	1,556	1,539	17	1%
Amortization of debt discount	1,200	1,200	—	—%
Other	532	601	(69)	(11)%
Capitalized interest	(45)	(433)	388	90%
Total interest expense, net	$28,715	$28,219	$496	2%

Indirect Selling, General and Administrative Expenses

	Three Months Ended June 30,		Variance	Percent Change	Six Months Ended June 30,		Variance	Percent Change
	2025	2024			2025	2024
	(In thousands)				(In thousands)
Indirect selling, general and administrative expenses	$3,937	$3,819	$118	3%	$8,612	$7,655	$957	13%

    Indirect selling, general and administrative expenses increased for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, as a result of an increase in overhead expenses allocated from Martin Resource Management Corporation.

Indirect selling, general and administrative expenses increased for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to transaction expenses associated with the terminated Merger with Martin Resource Management Corporation of $0.8 million, combined with an increase in overhead expenses allocated from Martin Resource Management Corporation.

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

    Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. The Conflicts Committee of our general partner approved the following reimbursement amounts during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Variance	Percent Change	Six Months Ended June 30,		Variance	Percent Change
	2025	2024			2025	2024
	(In thousands)				(In thousands)
Conflicts Committee approved reimbursement amount	$3,384	$3,377	$7	—%	$6,768	$6,754	$14	—%

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

Cash Flows - Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

    The following table details the cash flow changes between the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,		Variance	Percent Change
	2025	2024
	(In thousands)
Net cash provided by (used in):
Operating activities	$24,896	$21,937	$2,959	13%
Investing activities	(11,929)	(37,099)	25,170	68%
Financing activities	(12,975)	15,163	(28,138)	(186)%
Net increase (decrease) in cash and cash equivalents	$(8)	$1	$(9)	(900)%

    Net cash provided by operating activities. The increase in net cash provided by operating activities for the six months ended June 30, 2025, includes a decrease in operating results and other non-cash charges of $9.7 million, offset by a favorable variance in cash flows associated with changes in working capital of $12.6 million.

    Net cash used in investing activities. Net cash used in investing activities for the six months ended June 30, 2025, decreased $25.2 million. A decrease in cash used of $17.9 million resulted from lower payments for capital expenditures and plant turnaround costs in 2025. Investments in DSM Semichem LLC decreased $6.9 million. Additionally, net proceeds from the sale of property, plant and equipment increased $0.4 million.

    Net cash (used in) provided by financing activities. Net cash provided by (used in) financing activities for the six months ended June 30, 2025, decreased primarily as a result of an increase in repayments of long-term debt of $8.5 million, coupled with a decrease in borrowings of long-term debt of $19.6 million.

Total Contractual Obligations

A summary of our total contractual cash obligations as of June 30, 2025, is as follows:

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Credit facility	$41,000	$—	$41,000	$—	$—
11.5% senior secured notes, due 2028	400,000	—	400,000	—	—
Operating leases	81,580	25,742	38,819	13,271	3,748
Finance lease obligations	62	15	32	15	—
Interest payable on finance lease obligations	8	4	4	—	—
Interest payable on fixed long-term debt obligations	119,926	46,000	73,926	—	—
Total contractual cash obligations	$642,576	$71,761	$553,781	$13,286	$3,748

The interest payable under our credit facility is not reflected in the above table because such amounts depend on the outstanding balances and interest rates, which vary from time to time.

Letters of Credit. At June 30, 2025, we had outstanding irrevocable letters of credit in the amount of $0.7 million, which were issued under our credit facility.

Off-Balance Sheet Arrangements. We do not have any off-balance sheet financing arrangements.

Description of Our Indebtedness

Credit Facility

At June 30, 2025, we maintained a $150.0 million credit facility that matures on February 8, 2027. As of June 30, 2025, we had $41.0 million outstanding under the credit facility and $0.7 million of outstanding irrevocable letters of credit, leaving a maximum amount available to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $108.3 million. After giving effect to our then current borrowings, letters of credit, and the financial covenants contained in our credit facility, we had the ability to borrow approximately $31.3 million in additional amounts thereunder as of June 30, 2025.

The credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures. The level of outstanding draws on our credit facility from January 1, 2025 through June 30, 2025 ranged from a low of $41.0 million to a high of $87.0 million.

    The applicable margin for Adjusted Term SOFR borrowings at June 30, 2025 is 3.50%. The applicable margin for Adjusted Term SOFR borrowings effective July 16, 2025 is 3.50%.

Effective February 13, 2025, we entered into the credit facility amendment to modify the financial covenants in our credit facility. The credit facility amendment includes financial covenants that are tested on a quarterly basis, based on the rolling four quarter period that ends on the last day of each fiscal quarter, that require maintenance of:

• a minimum Interest Coverage Ratio (as defined in the credit facility) of at least 1.75:1.00 for the fiscal quarter ended June 30, 2025 and the fiscal quarter ending September 30, 2025, and at least 2.00:1.00 for the fiscal quarter ending December 31, 2025 and each fiscal quarter thereafter;

• a maximum First Lien Leverage Ratio (as defined in the credit facility) of not more than 1.25:1.00 for the fiscal quarter ended June 30, 2025 and the fiscal quarter ending September 30, 2025, and not more than 1.50:1.00 for the fiscal quarter ending December 31, 2025 and each fiscal quarter thereafter.

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

    On June 30, 2025, we had cash and cash equivalents of $0.05 million and available borrowing capacity of $108.3 million under our credit facility with $41.0 million of borrowings outstanding. After giving effect to our then current borrowings, letters of credit, and the financial covenants contained in our credit facility, we had the ability to borrow approximately $31.3 million in additional amounts thereunder as of June 30, 2025.

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

    We are in compliance with all debt covenants as of June 30, 2025, and expect to be in compliance for the next twelve months.

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

Impact of Inflation

    Inflation did not have a material impact on our results of operations for the six months ended June 30, 2025 or 2024. Inflation may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies. In the future, increasing energy prices for products consumed by our operations, such as diesel fuel, natural gas, chemicals, and other supplies, could adversely affect our results of operations. An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

    Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted.

On June 15, 2024, the Partnership experienced a spill of less than 2,500 barrels of crude oil from its transfer pipeline connecting the Sandyland Terminal to the refinery in Smackover, Union County, Arkansas. The Partnership promptly coordinated with the U.S Environmental Protection Agency (the “EPA”), Arkansas Department of Energy and Environment (the “ADEE”), and Arkansas Game and Fish Commission, dedicating the necessary resources, equipment, and personnel to expedite oil recovery and cleanup activities. In October 2024, the EPA transitioned the Partnership’s response from emergency response status to remediation status under ADEE oversight. On October 11, 2024, the ADEE notified the Partnership that documentation, observations, and data indicated the Partnership completed all remedial actions to the maximum practical extent. No further remediation is required at this time. The Partnership submitted a claim related to the spill, which was accepted by its insurance carriers, subject to a reservation of rights. The Partnership’s deductibles under the applicable insurance policies total $1.5 million and such deductible expense was recorded by the Partnership in the Consolidated and Condensed Statements of Operations for the three and six months ended June 30, 2024. As of July 21, 2025, no fines or penalties have been assessed in relation to the spill.

We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the six months ended June 30, 2025.

On March 6, 2024, the SEC adopted final rules that require the registrants to disclose certain climate-related information in registration statements and annual reports. Litigation challenging the new rule was filed by multiple parties in multiple jurisdictions, which was consolidated and assigned to the U.S. Court of Appeals for the Eighth Circuit. On April 4, 2024, the SEC announced it was voluntarily delaying the implementation of the climate disclosure regulations while the U.S. Court of Appeals considered the litigation. On March 27, 2025, the SEC voted to end the defense of the rules in the litigation. On April 4, 2025, a group of 18 intervenor-respondent states and the District of Columbia moved to hold the cases in abeyance until the SEC amends or rescinds the regulations, which motion was granted by the Eighth Circuit in an order issued on April 24, 2025. Further, the Eighth Circuit directed the SEC to file a status report within 90 days (by July 23, 2025) advising the Court whether the SEC intends to review or reconsider the rules at issue in the case.

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

Commodity Risk. The Partnership from time to time uses derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price. We have established a hedging policy and monitor and manage the commodity market risk associated with potential commodity risk exposure. In addition, we focus on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. We had no outstanding hedging positions as of June 30, 2025.

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 7.94% as of June 30, 2025. Based on the amount of unhedged floating rate debt owed by us on June 30, 2025, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $0.4 million annually.

We are not exposed to changes in interest rates with respect to our 2028 Notes as these obligations are at a fixed rate. Based on the quoted prices for identical liabilities in markets that are not active at June 30, 2025, the estimated fair value of the 2028 Notes was $422.7 million. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of a 100 basis point increase in interest rates. Such an increase in interest rates at June 30, 2025, would result in a $6.7 million decrease in the fair value of our 2028 Notes.

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

Item 5.	Other Information

During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Partnership adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101
Inline Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025, formatted in Extensible Business Reporting Language: (1) the Consolidated and Condensed Balance Sheets; (2) the Consolidated and Condensed Statements of Income; (3) the Consolidated and Condensed Statements of Cash Flows; (4) the Consolidated and Condensed Statements of Capital (Deficit); and (5) the Notes to Consolidated and Condensed Financial Statements.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (contained in Exhibit 101).

* Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

July 21, 2025	By:	/s/ Sharon L. Taylor
Sharon L. Taylor
Executive Vice President and Chief Financial Officer