Form 10-Q
period 2025-09-30
MARTIN MIDSTREAM PARTNERS L.P.
filed 2025-10-20
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2025
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
 The number of the registrant’s Common Units outstanding at October 20, 2025, was 39,055,086.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Cash	$49	$55
Accounts and other receivables, less allowance for doubtful accounts of $310 and $940, respectively	55,269	53,569
Inventories	46,870	51,707
Due from affiliates	3,364	13,694
Other current assets	11,765	11,454
Total current assets	117,317	130,479

Property, plant and equipment, at cost	966,412	954,059
Accumulated depreciation	(674,641)	(648,609)
Property, plant and equipment, net	291,771	305,450

Goodwill	16,671	16,671
Right-of-use assets	67,211	67,140
Investment in DSM Semichem LLC	6,509	7,314
Deferred income taxes, net	9,255	9,946
Other assets, net	1,388	1,509
Total assets	$510,122	$538,509

Liabilities and Partners’ Capital (Deficit)
Current installments of long-term debt and finance lease obligations	$14	$14
Trade and other accounts payable	50,711	61,599
Product exchange payables	—	798
Due to affiliates	8,479	4,927
Income taxes payable	1,277	1,283
Other accrued liabilities	37,136	46,880
Total current liabilities	97,617	115,501

Long-term debt, net	441,292	437,635
Finance lease obligations	43	55
Operating lease liabilities	46,462	47,815
Other long-term obligations	7,441	7,942
Total liabilities	592,855	608,948

Commitments and contingencies
Partners’ capital (deficit)	(82,733)	(70,439)
Total liabilities and partners' capital (deficit)	$510,122	$538,509

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Terminalling and storage *	$23,930	$22,562	$67,883	$67,454
Transportation *	49,709	56,506	156,520	172,489
Sulfur services	4,073	3,477	12,369	10,431
Product sales: *
Specialty products	62,443	67,206	192,066	200,819
Sulfur services	28,562	21,183	113,098	85,102
	91,005	88,389	305,164	285,921
Total revenues	168,717	170,934	541,936	536,295

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Specialty products *	54,844	58,409	167,608	173,192
Sulfur services *	20,899	12,545	76,215	52,178
Terminalling and storage *	—	23	—	65
	75,743	70,977	243,823	225,435
Expenses:
Operating expenses *	64,882	62,363	193,718	191,655
Selling, general and administrative *	9,257	12,494	31,913	32,108
Depreciation and amortization	12,336	12,608	37,790	37,944
Total costs and expenses	162,218	158,442	507,244	487,142

Gain on disposition or sale of property, plant and equipment	395	159	1,487	1,320
Operating income	6,894	12,651	36,179	50,473

Other income (expense):
Interest expense, net	(14,614)	(14,592)	(43,329)	(42,811)
Equity in earnings (loss) of DSM Semichem LLC	20	(314)	(805)	(314)
Other, net	3	2	19	20
Total other expense	(14,591)	(14,904)	(44,115)	(43,105)

Net income before taxes	(7,697)	(2,253)	(7,936)	7,368
Income tax expense	(715)	(1,066)	(3,916)	(3,634)
Net income (loss)	(8,412)	(3,319)	(11,852)	3,734
Less general partner's interest in net income (loss)	(168)	(66)	(237)	75
Less income (loss) allocable to unvested restricted units	(35)	(14)	(49)	14
Limited partners' interest in net income (loss)	$(8,209)	$(3,239)	$(11,566)	$3,645

Net income (loss) per unit attributable to limited partners - basic and diluted	$(0.21)	$(0.08)	$(0.30)	$0.09
Weighted average limited partner units - basic	38,892,348	38,832,222	38,889,260	38,831,064
Weighted average limited partner units - diluted	38,892,348	38,832,222	38,889,260	38,909,976
See accompanying notes to consolidated and condensed financial statements.
*Related Party Transactions Shown Below

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:*
Terminalling and storage	$18,622	$17,785	$54,105	$54,412
Transportation	6,521	7,975	21,811	24,894
Product Sales	947	91	3,287	343
Costs and expenses:*
Cost of products sold: (excluding depreciation and amortization)
Specialty products	7,973	8,401	21,260	23,342
Sulfur services	3,303	3,014	9,611	8,926
Terminalling and storage	—	23	—	65
Expenses:
Operating expenses	27,857	26,153	83,245	79,077
Selling, general and administrative	7,133	12,215	23,160	27,716

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL (DEFICIT)
(Unaudited)
(Dollars in thousands)

	Partners’ Capital (Deficit)
	Common Limited		General Partner Amount
	Units	Amount		Total
Balances - June 30, 2025	39,055,086	$(75,548)	$1,361	$(74,187)
Net loss	—	(8,244)	(168)	(8,412)
Cash distributions	—	(196)	(4)	(200)
Unit-based compensation	—	66	—	66
Balances - September 30, 2025	39,055,086	(83,922)	1,189	(82,733)

Balances - December 31, 2024	39,001,086	$(71,877)	$1,438	$(70,439)
Net loss	—	(11,615)	(237)	(11,852)
Issuance of restricted units	54,000	—	—	—
Cash distributions	—	(586)	(12)	(598)
Unit-based compensation	—	156	—	156
Balances - September 30, 2025	39,055,086	$(83,922)	$1,189	$(82,733)

	Partners’ Capital (Deficit)
	Common Limited		General Partner Amount
	Units	Amount		Total
Balances - June 30, 2024	39,001,086	$(59,557)	$1,691	$(57,866)
Net loss	—	(3,253)	(66)	(3,319)
Cash distributions	—	(195)	(4)	(199)
Unit-based compensation	—	42	—	42
Balances - September 30, 2024	39,001,086	(62,963)	1,621	(61,342)

Balances - December 31, 2023	38,914,806	$(66,182)	$1,558	$(64,624)
Net income	—	3,659	75	3,734
Issuance of restricted units	86,280	—	—	—
Cash distributions	—	(585)	(12)	(597)
Unit-based compensation	—	145	—	145
Balances - September 30, 2024	39,001,086	$(62,963)	$1,621	$(61,342)

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(11,852)	$3,734
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,790	37,944
Amortization of deferred debt issuance costs	2,533	2,311
Amortization of debt discount	1,800	1,800
Deferred income tax expense	691	157
Gain on disposition or sale of property, plant and equipment, net	(1,487)	(1,320)
Equity in loss of DSM Semichem LLC	805	314
Non cash unit-based compensation	156	145
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	(1,700)	(16,748)
Inventories	4,837	591
Due from affiliates	10,330	(15,598)
Other current assets	(1,396)	(373)
Trade and other accounts payable	(9,654)	9,867
Product exchange payables	(798)	(426)
Due to affiliates	3,552	(4,946)
Income taxes payable	(6)	663
Other accrued liabilities	(11,131)	(12,632)
Change in other non-current assets and liabilities	(787)	701
Net cash provided by operating activities	23,683	6,184

Cash flows from investing activities:
Payments for property, plant and equipment	(17,905)	(34,058)
Payments for plant turnaround costs	(5,996)	(9,599)
Investment in DSM Semichem LLC	—	(6,938)
Proceeds from sale of property, plant and equipment	1,496	953
Net cash used in investing activities	(22,405)	(49,642)

Cash flows from financing activities:
Payments of long-term debt	(177,000)	(173,000)
Payments under finance lease obligations	(10)	(5)
Proceeds from long-term debt	177,000	217,077
Payment of debt issuance costs	(676)	(15)
Cash distributions paid	(598)	(597)
Net cash provided by (used in) financing activities	(1,284)	43,460

Net increase (decrease) in cash	(6)	2
Cash at beginning of period	55	54
Cash at end of period	$49	$56

Non-cash additions to property, plant and equipment	$1,427	$2,418
Non-cash contribution of land to DSM Semichem LLC	$—	$1,000

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2025
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2025
(Unaudited)

NOTE 3. REVENUE

    The following table disaggregates our revenue by major source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Terminalling and storage segment
Throughput and storage	$23,930	$22,562	$67,883	$67,454
	$23,930	$22,562	$67,883	$67,454
Transportation segment
Land transportation	$37,812	$40,514	$115,433	$126,117
Inland marine transportation	9,574	14,146	34,254	41,446
Offshore marine transportation	2,323	1,846	6,833	4,926
	$49,709	$56,506	$156,520	$172,489
Sulfur services segment
Sulfur product sales	$9,022	$8,585	$27,628	$21,789
Fertilizer product sales	19,540	12,598	85,470	63,313
Sulfur services	4,073	3,477	12,369	10,431
	$32,635	$24,660	$125,467	$95,533
Specialty products segment
Natural gas liquids product sales	$33,927	$35,940	$109,023	$109,506
Lubricant product sales	28,516	31,266	83,043	91,313
	$62,443	$67,206	$192,066	$200,819

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
September 30, 2025
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

	2025	2026	2027	2028	2029	Thereafter	Total
Terminalling and storage
Throughput and storage	$11,237	$46,117	$47,500	$48,990	$50,393	$105,367	$309,604
Sulfur services
Product sales	3,559	14,237	14,237	—	—	—	32,033
Service revenues	2,587	9,374	3,153	2,655	2,655	39,161	59,585
Specialty Products
NGL product sales	1,707	3,934	—	—	—	—	5,641
Total	$19,090	$73,662	$64,890	$51,645	$53,048	$144,528	$406,863
In addition, the Partnership has non-cancelable revenue arrangements that are under the scope of ASC 842 whereby we have committed certain terminalling and storage assets in exchange for a minimum fee. Future minimum revenues the Partnership expects to receive under these non-cancelable arrangements as of September 30, 2025, are as follows: 2025 - $6,148; 2026 - $16,513; 2027 - $12,987; 2028 - $12,213; 2029 - $9,909; subsequent years - $8,587.

NOTE 4. INVENTORIES

Components of inventories at September 30, 2025 and December 31, 2024, were as follows:

	September 30, 2025	December 31, 2024
Natural gas liquids	$1,692	$2,814
Lubricants	20,601	23,227
Sulfur	1,566	1,440
Fertilizer	17,186	18,463
Other	5,825	5,763
	$46,870	$51,707

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2025
(Unaudited)

NOTE 5. DEBT

At September 30, 2025 and December 31, 2024, long-term debt consisted of the following:

	September 30, 2025	December 31, 2024
$130,000 credit facility at variable interest rate (7.74%[1] weighted average at September 30, 2025), due November 2027 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries, net of unamortized debt issuance costs of $1,899 and $2,242, respectively [2]	$51,601	$51,258
$400,000 Senior notes, 11.5% interest, net of unamortized debt issuance costs of $4,709 and $6,223, respectively, including unamortized premium of $5,600 and $7,400, respectively, due February 2028, secured [2]	389,691	386,377
Total	441,292	437,635
Less: current portion	—	—
Total long-term debt, net of current portion	$441,292	$437,635

    1 The interest rate fluctuates based on Adjusted Term SOFR (set on the date of each advance) or the alternate base rate plus an applicable margin. The margin is set every three months. All amounts outstanding at September 30, 2025 were at Adjusted Term SOFR plus an applicable margin of 3.50%. The applicable margin for revolving loans that are SOFR loans ranges from 2.75% to 3.75%, and the applicable margin for revolving loans that are alternate base rate loans ranges from 1.75% to 2.75%. The applicable margin for SOFR borrowings effective October 15, 2025, is 3.75%. The credit facility contains various covenants that limit the Partnership’s ability to make distributions; make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management Corporation (as amended, the "Omnibus Agreement").

    2 The Partnership was in compliance with all debt covenants as of September 30, 2025 and December 31, 2024.

On September 24, 2025, Martin Operating Partnership L.P. (the “Operating Partnership”), a wholly owned subsidiary of the Partnership, the Partnership and certain of the Partnership’s other subsidiaries entered into a Second Amendment to Fourth Amended and Restated Credit Agreement (the “Second Amendment”) with Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto, which amends the Fourth Amended and Restated Credit Agreement, dated effective as of February 8, 2023 (as previously amended, the “Credit Agreement”).

The Partnership entered into the Second Amendment to the Credit Agreement to, among other things:

•extend the maturity date of amounts outstanding and the lenders’ commitments under the Credit Agreement from February 8, 2027 to November 16, 2027;
•decrease the amount available for the Partnership to borrow under the Credit Agreement on a revolving credit basis from $150,000 to $130,000; and
•adjust the financial covenants as described in more detail below:
◦require the Partnership to maintain a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of at least 1.75 to 1.00 for the fiscal quarter ended March 31, 2025 and each fiscal quarter thereafter;
◦require the Partnership to maintain a maximum Total Leverage Ratio (as defined in the Credit Agreement) of not more than 4.50 to 1.00 for the fiscal quarters ended March 31, 2025 and June 30, 2025, and stepping up to 4.75 to 1.00 for the fiscal quarter ending September 30, 2025 and each fiscal quarter thereafter; and
◦require the Partnership to maintain a maximum First Lien Leverage Ratio (as defined in the Credit Agreement) of not more than 1.25 to 1.00 for the fiscal quarter ended March 31, 2025 and each fiscal quarter thereafter.

We are in compliance with all debt covenants as of September 30, 2025, and expect to be in compliance for the next twelve months.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2025
(Unaudited)

    The Partnership paid cash interest in the amount of $24,420 and $24,805 for the three months ended September 30, 2025 and 2024, respectively. The Partnership paid cash interest in the amount of $50,828 and $51,043 for the nine months ended September 30, 2025 and 2024, respectively. Capitalized interest was $36 and $373 for the three months ended September 30, 2025 and 2024, respectively. Capitalized interest was $81 and $806 for the nine months ended September 30, 2025 and 2024, respectively.

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

Our leases have remaining lease terms of 1 year to 11 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year. The Partnership includes extension periods in its lease term if, at commencement, it is reasonably likely that the Partnership will exercise the extension options.

    The components of lease expense for the nine months ended September 30, 2025 and 2024, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$6,852	$5,483	$19,485	$15,603
Finance lease cost:
Amortization of right-of-use assets	$4	$4	12	7
Interest on lease liabilities	1	1	3	2
Short-term lease cost	1,369	1,537	4,225	4,036
Variable lease cost	45	41	137	128
Total lease cost	$8,271	$7,066	$23,862	$19,776

Supplemental balance sheet information related to leases at September 30, 2025 and December 31, 2024, was as follows:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2025
(Unaudited)

	September 30, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets	$67,211	$67,140

Current portion of operating lease liabilities included in "Other accrued liabilities"	$21,094	$19,707
Operating lease liabilities	46,462	47,815
Total operating lease liabilities	$67,556	$67,522

Finance Leases
Property, plant and equipment, at cost	$77	$77
Accumulated depreciation	(22)	(10)
Property, plant and equipment, net	$55	$67

Current installments of finance lease obligations	$14	$14
Finance lease obligations	43	55
Total finance lease obligations	$57	$69

For the nine months ended September 30, 2025, the Partnership incurred new operating leases, primarily related to land transportation assets, operating equipment, and renewed existing operating leases set to expire, primarily related to leased land and facilities.

The Partnership’s future minimum lease obligations as of September 30, 2025, consist of the following:

Operating Leases
Year 1	$25,680
Year 2	21,724
Year 3	15,921
Year 4	8,677
Year 5	4,029
Thereafter	3,405
Total	79,436
Less amounts representing interest costs	(11,880)
Total lease liability	$67,556

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2025
(Unaudited)

NOTE 7. SUPPLEMENTAL BALANCE SHEET INFORMATION

    Components of "Other accrued liabilities" were as follows:

	September 30, 2025	December 31, 2024
Accrued interest	$6,155	$17,899
Property and other taxes payable	4,268	4,043
Accrued payroll	5,590	5,187
Operating lease liabilities	21,094	19,707
Other	29	44
	$37,136	$46,880

The schedule below summarizes the changes in our asset retirement obligations:

September 30, 2025

Asset retirement obligations as of December 31, 2024	$5,313
Additions to asset retirement obligations	—
Accretion expense	97
Liabilities settled	—
Ending asset retirement obligations	5,410
Current portion of asset retirement obligations[1]	—
Long-term portion of asset retirement obligations[2]	$5,410

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2025
(Unaudited)

NOTE 8. PARTNERS' CAPITAL (DEFICIT)

As of September 30, 2025, Partners’ capital (deficit) consisted of 39,055,086 common limited partner units, representing a 98% partnership interest, and a 2% general partner interest. Martin Resource Management Corporation, through subsidiaries, owned 7,662,005 of the Partnership's common limited partner units representing approximately 19.6% of the Partnership's outstanding common limited partner units. MMGP, the Partnership's general partner, owns the 2% general partnership interest.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2025
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(8,412)	$(3,319)	$(11,852)	$3,734
Less general partner’s interest in net income (loss):
Distributions payable on behalf of general partner interest	4	4	12	12
General partner interest in undistributed income (loss)	(172)	(70)	(249)	63
Less income (loss) allocable to unvested restricted units	(35)	(14)	(49)	14
Limited partners’ interest in net income (loss)	$(8,209)	$(3,239)	$(11,566)	$3,645

    The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic weighted average limited partner units outstanding	38,892,348	38,832,222	38,889,260	38,831,064
Dilutive effect of restricted units issued	—	—	—	78,912
Total weighted average limited partner diluted units outstanding	38,892,348	38,832,222	38,889,260	38,909,976

    All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the periods presented. All common unit equivalents were antidilutive for the three and nine months ended September 30, 2025 and the three months ended September 30, 2024 because the limited partners were allocated a net loss in these periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restricted unit Awards
Non-employee directors	$66	$42	$156	$145
Phantom unit Awards
Employees	754	1,619	1,859	2,839
Total unit-based compensation expense	$820	$1,661	$2,015	$2,984

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2025
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

On April 20, 2022, the Board and the Compensation Committee approved the First Amendment to the Plan, effective as of the same date, which amendment increased the total number of phantom units available for grant under the Plan from 2,000,000 units to 5,000,000 units. On April 20, 2022, 365,000 phantom units and 1,097,500 phantom unit appreciation rights were granted to employees of the general partner and its affiliates who perform services for the Partnership. These units settled in July of 2025 for $1,123. On July 19, 2023, 1,179,500 phantom units and 505,500 phantom unit appreciation rights were granted to employees of the general partner and its affiliates who perform services for the Partnership.

2025 Phantom Unit Plan

On February 11, 2025, the Board and the Compensation Committee approved the Martin Midstream Partners L.P. 2025 Phantom Unit Plan (the “2025 Plan”) to supersede the 2021 Plan, effective as of the same date. The 2025 Plan contains substantially the same terms and conditions as the 2021 Plan. On February 11, 2025, 1,210,000 phantom units and 425,000 phantom unit appreciation rights were granted to employees of the general partner and its affiliates who perform services for the Partnership. On July 16, 2025, 1,275,000 phantom units and 420,000 phantom unit appreciation rights were granted to employees of the general partner and its affiliates who perform services for the Partnership. The 2025 Plan permits the awards of phantom units and phantom unit appreciation rights to any employee or non-employee director of the Partnership, including its executive officers. The awards may be time-based or performance-based and will be paid, if at all, in cash.

Phantom unit awards are recorded in operating expense and selling, general and administrative expense based on the fair value of the awards on the balance sheet date. The fair value of these awards is updated at each balance sheet date and

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2025
(Unaudited)

changes in the fair value of the awards are recorded as increases or decreases to compensation expense within operating expense and selling, general and administrative expense in the Consolidated and Condensed Statements of Operations. All of the Partnership's phantom unit awards outstanding as of September 30, 2025 met the criteria to be treated under liability classification in accordance with ASC 718, given that these awards will settle in cash on the vesting date.

Compensation expense for the phantom awards is based on the fair value of the units as of the balance sheet date as further discussed below, and such costs are recognized ratably over the service period of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future periods for these awards will vary. The estimated future cash payments of these awards are presented as liabilities within "Trade and other accounts payable" and "Other long-term obligations" in the Consolidated and Condensed Balance Sheets. At September 30, 2025, the total liability recognized in connection with outstanding phantom unit awards was $4,257, of which $3,019 is recorded in Trade and other accounts payable and $1,238 is recorded in Other long-term obligations on the Consolidated and Condensed Balance Sheets. At December 31, 2024, the total liability recognized in connection with outstanding phantom unit awards was $3,480, of which $1,073 is recorded in Trade and other accounts payable and $2,407 is recorded in Other long-term obligations on the Consolidated and Condensed Balance Sheets. As of September 30, 2025, there was a total of $7,662 of unrecognized compensation costs related to phantom unit awards. These costs are expected to be recognized over a remaining life of 2.15 years.

The fair value of the phantom unit awards was estimated using a Monte Carlo valuation model as of the balance sheet date. The Monte Carlo valuation model is based on random projections of stock price paths and must be repeated numerous times to achieve a probabilistic assessment. Expected volatility was calculated based on the historical volatility of the Partnership’s common units as well as those of a set set of its' peer companies.
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

The restricted units issued to directors generally vest in equal annual installments over a four-year period. Restricted units issued to employees generally vest in equal annual installments over three years of service. All of the Partnership's outstanding restricted unit awards at September 30, 2025, met the criteria to be treated under equity classification.

On February 11, 2025, the Partnership issued 18,000 TBRUs to each of the Partnership's three independent directors under the 2017 LTIP. These restricted common units vest in equal installments of 4,500 units on January 24, 2026, 2027, 2028, and 2029.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2025
(Unaudited)

    The restricted units are valued at their fair value at the date of grant, which is equal to the market value of common units on such date. A summary of the restricted unit activity for the nine months ended September 30, 2025, is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	168,864	$2.65
Granted (TBRU)	54,000	$3.62
Vested	(60,126)	$2.75
Forfeited	—	$—
Non-Vested, end of period	162,738	$2.93

Aggregate intrinsic value, end of period	$498
    A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the nine months ended September 30, 2025 and 2024, is provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Aggregate intrinsic value of units vested	$—	$—	$55	$46
Fair value of units vested	—	—	165	168

    As of September 30, 2025, there was $349 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.53 years.

NOTE 10. RELATED PARTY TRANSACTIONS

As of September 30, 2025, Martin Resource Management Corporation owns 7,662,005 of the Partnership’s common units representing approximately 19.6% of the Partnership’s outstanding limited partner units. Martin Resource Management Corporation controls the Partnership's general partner by virtue of its 100% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership. The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management Corporation’s ownership as of September 30, 2025, of approximately 19.6% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management Corporation the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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
September 30, 2025
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
September 30, 2025
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

    Effective January 1, 2025, through December 31, 2025, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $13,536. The Partnership reimbursed Martin Resource Management Corporation for $3,384 and $3,377 of indirect expenses for the three months ended September 30, 2025 and 2024, respectively. The Partnership reimbursed Martin Resource Management Corporation for $10,152 and $10,131 of indirect expenses for the nine months ended September 30, 2025 and 2024, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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
September 30, 2025
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

East Texas Mack Leases. MTI leases equipment, including tractors and trailers, from East Texas Mack Sales ("East Texas Mack"). Certain of our directors or officers are owners of East Texas Mack, including entities affiliated with Ruben Martin, who owns approximately 47% of the issued and outstanding stock of East Texas Mack. Amounts paid to East Texas Mack for tractor and trailer lease payments and lease residuals for the three months ended September 30, 2025 and 2024, were

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2025
(Unaudited)

$1,626 and $1,374, respectively. Amounts paid to East Texas Mack for tractor and trailer lease payments and lease residuals for the nine months ended September 30, 2025 and 2024, were $4,956 and $3,429, respectively.

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

    The impact of related party revenues from sales of products and services is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Terminalling and storage	$18,622	$17,785	$54,105	$54,412
Transportation	6,521	7,975	21,811	24,894
Product sales:
Specialty products	45	82	548	272
Sulfur services	902	9	2,739	71
	947	91	3,287	343
	$26,090	$25,851	$79,203	$79,649

    The impact of related party cost of products sold is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of products sold:
Specialty products	$7,973	$8,401	$21,260	$23,342
Sulfur services	3,303	3,014	9,611	8,926
Terminalling and storage	—	23	—	65
	$11,276	$11,438	$30,871	$32,333

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2025
(Unaudited)

    The impact of related party operating expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Transportation	$20,282	$19,257	$61,271	$58,844
Sulfur services	1,522	1,250	4,302	3,622
Terminalling and storage	6,053	5,646	17,672	16,611
	$27,857	$26,153	$83,245	$79,077

    The impact of related party selling, general and administrative expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Selling, general and administrative:
Transportation	$1,907	$3,635	$6,115	$7,665
Specialty products	910	1,833	3,033	3,825
Sulfur services	817	1,826	2,777	3,759
Terminalling and storage	124	1,333	718	1,757
Indirect, including overhead allocation	3,375	3,588	10,517	10,710
	$7,133	$12,215	$23,160	$27,716

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
September 30, 2025
(Unaudited)

The Specialty Products segment earns revenue by providing marketing, distribution, and transportation services for NGLs as well as blending and packaging services for specialty lubricants and greases. NGL revenue is recognized upon the sale of products via truck, rail, or pipeline. For lubricants and greases, revenue is recognized upon their sale by truck or rail.

The following tables present selected financial information with respect to the Partnership's operating segments for the three and nine months ended September 30, 2025 and 2024.

	Terminalling and Storage	Transportation	Sulfur Services	Specialty Products	Indirect selling, general and administrative	Total
Three Months Ended September 30, 2025
Operating revenues from external customers	23,930	49,709	32,635	62,443	—	$168,717
Intersegment operating revenues	1,869	4,081	—	39	—	5,989
Total segment revenues	25,799	53,790	32,635	62,482	—	174,706

Reconciliation of revenues:
Elimination of intersegment revenues	(1,869)	(4,081)	—	(39)	—	(5,989)
Total consolidated revenues	23,930	49,709	32,635	62,443	—	168,717

Less: cost of products sold:
Direct product costs	—	—	16,878	52,534	—	69,412
Manufacturing costs (plant, labor, transportation, and other)	—	—	7,237	4,318	—	11,555
Segment gross margin	25,799	53,790	8,520	5,630	—	93,739

Less:
Employment related expenses[2]	6,727	15,012	2,105	1,344	3,036	28,224
Driver pay	—	11,305	—	—	—	11,305
Pass-through expenses	—	5,650	815	—	—	6,465
Utilities, materials, and supplies	3,563	656	235	29	—	4,483
Repairs and maintenance	883	4,618	118	1	—	5,620
Insurance related expenses	1,558	4,489	195	45	13	6,300
Lease expenses	1,111	5,424	117	20	—	6,672
Other segment expenses[1]	2,235	1,324	1,211	248	818	5,836
Depreciation and amortization	5,143	2,907	3,531	755	—	12,336
(Gain) loss on sale or disposition of property, plant and equipment	2	(383)	(2)	(13)	—	(396)
	21,222	51,002	8,325	2,429	3,867	86,845
Operating income (loss)	$4,577	$2,788	$195	$3,201	$(3,867)	$6,894

Segment assets - as of September 30, 2025	$155,876	$159,937	$127,554	$66,755	$—	$510,122
Capital expenditures and plant turnaround costs	$2,808	$2,217	$5,496	$523	$—	$11,044

1 Other segment expenses include outside services, property taxes, terminalling fees, regulatory expenses, professional fees, communications expenses, and many other less significant expense categories used in operations.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2025
(Unaudited)

2 These employment expenses include allocated overhead from Martin Resource Management Corporation and exclude those that are part of our manufacturing operations. Payroll expenses in our manufacturing operations are included in cost of products sold.

	Terminalling and Storage	Transportation	Sulfur Services	Specialty Products	Indirect selling, general and administrative	Total
Nine Months Ended September 30, 2025
Operating revenues from external customers	$67,883	$156,520	$125,467	$192,066	$—	$541,936
Intersegment operating revenues	5,558	12,446	—	85	—	18,089
Total segment revenues	73,441	168,966	125,467	192,151	—	560,025

Reconciliation of revenues:
Elimination of intersegment revenues	(5,558)	(12,446)	—	(85)	—	(18,089)
Total consolidated revenues	67,883	156,520	125,467	192,066	—	541,936

Less: cost of products sold:
Direct product costs	—	—	66,302	160,379	—	226,681
Manufacturing costs (plant, labor, transportation, and other)	—	—	19,126	13,684	—	32,810
Segment gross margin	73,441	168,966	40,039	18,088	—	300,534

Less:
Employment related expenses[2]	19,863	45,448	6,489	4,228	9,295	85,323
Driver pay	—	34,891	—	—	—	34,891
Pass-through expenses	—	17,632	2,456	—	—	20,088
Utilities, materials, and supplies	10,783	1,851	726	88	—	13,448
Repairs and maintenance	3,188	13,594	541	10	—	17,333
Insurance related expenses	4,589	12,734	535	122	105	18,085
Lease expenses	3,343	14,979	351	73	—	18,746
Other segment expenses[1]	5,872	6,031	4,420	736	3,079	20,138
Depreciation and amortization	16,123	8,755	10,644	2,268	—	37,790
(Gain) loss on sale or disposition of property, plant and equipment	(7)	(1,460)	(3)	(17)	—	(1,487)
	63,754	154,455	26,159	7,508	12,479	264,355
Operating income (loss)	$9,687	$14,511	$13,880	$10,580	$(12,479)	$36,179

Segment assets - as of September 30, 2025	$155,876	$159,937	$127,554	$66,755	$—	$510,122
Capital expenditures and plant turnaround costs	$5,655	$7,116	$8,824	$1,072	$—	$22,667

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2025
(Unaudited)

	Terminalling and Storage	Transportation	Sulfur Services	Specialty Products	Indirect selling, general and administrative	Total
Three Months Ended September 30, 2024
Operating revenues from external customers	$22,562	$56,506	$24,660	$67,206	$—	$170,934
Intersegment operating revenues	1,852	3,690	—	19	—	5,561
Total segment revenues	24,414	60,196	24,660	67,225	—	176,495

Reconciliation of revenues:
Elimination of intersegment revenues	(1,852)	(3,690)	—	(19)	—	(5,561)
Total consolidated revenues	22,562	56,506	24,660	67,206	—	170,934

Less: cost of products sold:
Direct product costs	—	—	8,302	55,689	—	63,991
Manufacturing costs (plant, labor, transportation, and other)	23	—	6,990	4,756	—	11,769
Segment gross margin	24,391	60,196	9,368	6,780	—	100,735

Less:
Employment related expenses[2]	6,726	15,348	2,654	1,790	3,026	29,544
Driver pay	—	12,393	—	—	—	12,393
Pass-through expenses	—	5,218	863	—	—	6,081
Utilities, materials, and supplies	3,151	560	183	48	—	3,942
Repairs and maintenance	1,436	4,451	139	7	—	6,033
Insurance related expenses	1,501	3,808	132	35	—	5,476
Lease expenses	1,179	4,298	101	28	—	5,606
Other segment expenses[1]	1,994	2,485	1,108	257	716	6,560
Depreciation and amortization	5,695	3,182	2,937	794	—	12,608
(Gain) loss on sale or disposition of property, plant and equipment	34	(130)	(3)	(60)	—	(159)
	21,716	51,613	8,114	2,899	3,742	88,084
Operating income (loss)	$2,675	$8,583	$1,254	$3,881	$(3,742)	$12,651

Segment assets - as of September 30, 2024	$192,058	$166,448	$116,748	$79,503	$—	$554,757
Capital expenditures and plant turnaround costs	$2,193	$1,929	$7,929	$484	$—	$12,535

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2025
(Unaudited)

	Terminalling and Storage	Transportation	Sulfur Services	Specialty Products	Indirect selling, general and administrative	Total
Nine Months Ended September 30, 2024
Operating revenues from external customers	$67,454	$172,489	$95,533	$200,819	$—	$536,295
Intersegment operating revenues	5,647	11,216	1	69	—	16,933
Total segment revenues	73,101	183,705	95,534	200,888	—	553,228

Reconciliation of revenues:
Elimination of intersegment revenues	(5,647)	(11,216)	(1)	(69)	—	(16,933)
Total consolidated revenues	67,454	172,489	95,533	200,819	—	536,295
						—
Less: cost of products sold:
Direct product costs	—	—	43,482	164,641	—	208,123
Manufacturing costs (plant, labor, transportation, and other)	65	—	16,764	15,159	—	31,988
Segment gross margin	73,036	183,705	35,288	21,088	—	313,117

Less:
Employment related expenses[2]	18,771	44,885	6,736	4,328	9,271	83,991
Driver pay	—	38,260	—	—	—	38,260
Pass-through expenses	—	18,896	2,192	—	—	21,088
Utilities, materials, and supplies	10,291	1,678	578	111	—	12,658
Repairs and maintenance	4,103	13,951	354	16	—	18,424
Insurance related expenses	5,759	11,243	427	91	—	17,520
Lease expenses	3,120	11,916	302	94	—	15,432
Other segment expenses[1]	5,602	6,883	3,295	741	2,126	18,647
Depreciation and amortization	16,819	10,039	8,697	2,389	—	37,944
(Gain) loss on sale or disposition of property, plant and equipment	(1,063)	(496)	305	(66)	—	(1,320)
	63,402	157,255	22,886	7,704	11,397	262,644
Operating income (loss)	$9,634	$26,450	$12,402	$13,384	$(11,397)	$50,473

Segment assets - as of September 30, 2024	$192,058	$166,448	$116,748	$79,503	$—	$554,757
Capital expenditures and plant turnaround costs	$11,318	$6,554	$22,826	$2,434	$—	$43,132

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
September 30, 2025
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

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Notes	$389,691	$426,129	$386,377	$436,172
Total	$389,691	$426,129	$386,377	$436,172

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2025
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

Selected financial information for DSM is as follows:

	As of September 30,			Three Months Ended September 30,
	Total Assets	Long-Term Debt	Members' Equity/Partners' Capital	Revenues	Net Income (Loss)

2025
DSM Semichem LLC	$105,590	$28,530	$60,710	$—	$195

	As of December 31,			Three Months Ended September 30,
	Total Assets	Long-Term Debt	Members' Equity/Partners' Capital	Revenues	Net Income (Loss)

2024
DSM Semichem LLC	$105,773	$31,700	$68,513	$—	$(1,369)

	As of September 30,			Nine Months Ended September 30,
	Total Assets	Long-Term Debt	Members' Equity/Partners' Capital	Revenues	Net Income (Loss)

2025
DSM Semichem LLC	$105,590	$28,530	$60,710	$—	$(7,804)

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2025
(Unaudited)

	As of December 31,			Nine Months Ended September 30,
	Total Assets	Long-Term Debt	Members' Equity/Partners' Capital	Revenues	Net Income (Loss)

2024
DSM Semichem LLC	$105,773	$31,700	$68,513	$—	$(3,249)

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

NOTE 16. INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Provision for income taxes	$715	$1,066	$3,916	$3,634

The operations of a partnership are generally not subject to income taxes, except for Texas margin tax, because its income is taxed directly to its partners. Current state income taxes attributable to the Texas margin tax relating to the operation of the Partnership of $270 and $270 were recorded in income tax expense for the three months ended September 30, 2025 and 2024, respectively. Current state income taxes attributable to the Texas margin tax relating to the operation of the Partnership of $958 and $820 were recorded in income tax expense for the nine months ended September 30, 2025 and 2024, respectively. Deferred taxes applicable to the Texas margin tax relating to the operation of the Partnership are immaterial.

MTI, a wholly owned subsidiary of the Partnership, is subject to income taxes due to its corporate structure (the "Taxable Subsidiary"). Total income tax expense of $445 and $796, related to the operation of the Taxable Subsidiary, for the three months ended September 30, 2025 and 2024, resulted in an effective income tax rate ("ETR") of 18.68% and 33.36%, respectively. Total income tax expense of $2,958 and $2,814, related to the operation of the Taxable Subsidiary, for the nine months ended September 30, 2025 and 2024, resulted in an ETR of 40.38% and 25.17%, respectively.

On July 4, 2025, Congress enacted the One Big Beautiful Bill Act ("OBBBA"). The new legislation resulted in a discrete deferred income tax expense of $570 related to the reinstatement of 100% bonus depreciation for qualified property placed in service after January 19, 2025 and the favorable provision that modifies the deductibility of interest expense by excluding amortization and depreciation from the Adjusted Taxable Income (ATI) calculation for purposes of Section 163j.

The decrease in the provision for income taxes and the ETR for the income taxes during the three months ended September 30, 2025, compared to the same period in 2024, was primarily due to a decrease in permanent differences and a reduction in estimated current taxable income resulting from favorable impacts of the OBBBA legislation, offset in part by the one-time discrete income tax expense for the revaluation of deferred tax assets and liabilities as a result of the enactment of the OBBBA. The increase in the provision for income taxes and the ETR for the income taxes during the nine months ended September 30, 2025, compared to the same period in 2024, was primarily due to an increase in permanent differences and the one-time discrete income tax expense for the revaluation of deferred tax assets and liabilities as a result of the enactment of the OBBBA, offset in part by a reduction in current estimated taxable income resulting from favorable impacts of the OBBBA legislation.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2025
(Unaudited)

    A current federal income tax expense (benefit) of $(520) and $471, related to the operation of the Taxable Subsidiary, was recorded for the three months ended September 30, 2025 and 2024, respectively. A current federal income tax expense of $1,715 and $2,047, related to the operation of the Taxable Subsidiary, was recorded for the nine months ended September 30, 2025 and 2024, respectively. A current state income tax expense of $119 and $194, related to the operation of the Taxable Subsidiary, was recorded for the three months ended September 30, 2025 and 2024, respectively. A current state income tax expense of $552 and $610, related to the operation of the Taxable Subsidiary, was recorded for the nine months ended September 30, 2025 and 2024, respectively.

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

    A deferred tax expense related to the MTI temporary differences of $846 and $131 was recorded for the three months ended September 30, 2025 and 2024, respectively. A deferred tax expense related to the MTI temporary differences of $691 and $157 was recorded for the nine months ended September 30, 2025 and 2024, respectively. A net deferred tax asset of $9,255 and $9,946, related to the cumulative book and tax temporary differences, existed at September 30, 2025 and December 31, 2024, respectively.

All income tax positions taken for all open years are more likely than not to be sustained based upon their technical merit under applicable tax laws.

NOTE 17. SUBSEQUENT EVENTS

Quarterly Distribution. On October 15, 2025, the Partnership declared a quarterly cash distribution of $0.005 per common unit for the third quarter of 2025, or $0.020 per common unit on an annualized basis, which will be paid on November 14, 2025, to unitholders of record as of November 7, 2025.

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

    We were formed in 2002 by Martin Resource Management Corporation, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management Corporation has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management Corporation is an important supplier and customer of ours. As of September 30, 2025, Martin Resource Management Corporation owned 19.6% of our total outstanding common limited partner units and 100% of MMGP Holdings, LLC ("Holdings"), which is the sole member of Martin Midstream GP LLC ("MMGP"), our general partner. MMGP owns a 2.0% general partner interest in us.

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

Significant Recent Developments

Amendment to Credit Facility. On September 24, 2025, we entered into the Second Amendment to the Credit Agreement to, among other things:

•extend the maturity date of amounts outstanding and the lenders’ commitments under the Credit Agreement from February 8, 2027 to November 16, 2027;
•decrease the amount available for us to borrow under the Credit Agreement on a revolving credit basis from $150.0 million to $130.0 million; and
•adjust the financial covenants as described in more detail below:
▪require us to maintain a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of at least 1.75 to 1.00 for the fiscal quarter ended March 31, 2025 and each fiscal quarter thereafter;

▪require us to maintain a maximum Total Leverage Ratio (as defined in the Credit Agreement) of not more than 4.50 to 1.00 for the fiscal quarters ended March 31, 2025 and June 30, 2025, and stepping up to 4.75 to 1.00 for the fiscal quarter ending September 30, 2025 and each fiscal quarter thereafter; and
▪require us to maintain a maximum First Lien Leverage Ratio (as defined in the Credit Agreement) of not more than 1.25 to 1.00 for the fiscal quarter ended March 31, 2025 and each fiscal quarter thereafter.

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

Subsequent Events

Quarterly Distribution. On October 15, 2025, we declared a quarterly cash distribution of $0.005 per common unit for the third quarter of 2025, or $0.020 per common unit on an annualized basis, which will be paid on November 14, 2025, to unitholders of record as of November 7, 2025.

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

Related Party Agreements

The Omnibus Agreement requires us to reimburse Martin Resource Management Corporation for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. We reimbursed Martin Resource Management Corporation for $42.9 million of direct costs and expenses for the three months ended September 30, 2025, compared to $46.2 million for the three months ended September 30, 2024. We reimbursed Martin Resource Management Corporation for $126.8 million of direct costs and expenses for the nine months ended September 30, 2025, compared to $128.4 million for the nine months ended September 30, 2024. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management Corporation for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. In each of the three months ended September 30, 2025 and 2024, the Conflicts Committee approved reimbursement amounts of $3.4 million. In each of the nine months ended September 30, 2025 and 2024, the Conflicts Committee approved reimbursement amounts of $10.2 million and $10.1 million. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually. These indirect expenses covered the centralized corporate functions Martin Resource Management Corporation provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management Corporation’s retained businesses. The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations. Martin Resource Management Corporation also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

Commercial

We have been and anticipate that we will continue to be both a significant customer and supplier of products and services offered by Martin Resource Management Corporation. In the aggregate, the impact of related party transactions included in total costs and expenses accounted for approximately 29% and 31% of our total costs and expenses during the three months ended September 30, 2025 and 2024, respectively. In the aggregate, the impact of related party transactions included in total costs and expenses accounted for approximately 27% and 29% of our total costs and expenses during the nine months ended September 30, 2025 and 2024, respectively.

Correspondingly, Martin Resource Management Corporation is one of our significant customers. Our sales to Martin Resource Management Corporation accounted for approximately 15% and 15% of our total revenues for the three months ended September 30, 2025 and 2024, respectively. Our sales to Martin Resource Management Corporation accounted for approximately 15% and 15% of our total revenues for the nine months ended September 30, 2025 and 2024, respectively.

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

The following tables reconcile the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the three and nine months ended September 30, 2025 and 2024, which represents EBITDA, Adjusted EBITDA, Distributable Cash Flow, and Adjusted Free Cash Flow:

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,

	2025	2024	2025	2024
	(in thousands)		(in thousands)
Net income (loss)	$(8,412)	$(3,319)	$(11,852)	$3,734
Adjustments:
Interest expense	14,614	14,592	43,329	42,811
Income tax expense	715	1,066	3,916	3,634
Depreciation and amortization	12,336	12,608	37,790	37,944
EBITDA	19,253	24,947	73,183	88,123
Adjustments:
Gain on disposition or sale of property, plant and equipment	(395)	(159)	(1,487)	(1,320)
Transaction expenses related to the terminated merger with Martin Resource Management Corporation	194	—	1,021	—
Equity in (earnings) loss of DSM Semichem LLC	(20)	314	805	314
Non-cash contractual revenue adjustment	175	—	571	—
Unit-based compensation	66	42	156	145
Adjusted EBITDA	$19,273	$25,144	$74,249	$87,262

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA, Distributable Cash Flow, and Adjusted Free Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,

	2025	2024	2025	2024
	(in thousands)		(in thousands)
Net cash provided by (used in) operating activities	$(1,213)	$(15,753)	$23,683	$6,184
Interest expense [1]	13,037	13,220	38,996	38,700
Current income tax expense	(130)	935	3,225	3,477
Transaction expenses related to the terminated merger with Martin Resource Management Corporation	194	—	1,021	—
Non-cash contractual revenue adjustment	175	—	571	—
Changes in operating assets and liabilities which (provided) used cash:
Accounts and other receivables, inventories, and other current assets	(6,074)	22,489	(12,071)	32,128
Trade, accounts and other payables, and other current liabilities	11,013	4,032	18,037	7,474
Other	2,271	221	787	(701)
Adjusted EBITDA	19,273	25,144	74,249	87,262
Adjustments:
Interest expense	(14,614)	(14,592)	(43,329)	(42,811)
Income tax expense	(715)	(1,066)	(3,916)	(3,634)
Deferred income taxes	845	131	691	157
Amortization of debt discount	600	600	1,800	1,800
Amortization of deferred debt issuance costs	977	772	2,533	2,311
Payments for plant turnaround costs	(4,197)	(2,894)	(5,996)	(9,599)
Maintenance capital expenditures	(5,574)	(5,738)	(13,677)	(17,949)
Distributable Cash Flow	(3,405)	2,357	12,355	17,537
Principal payments under finance lease obligations	(3)	(4)	(10)	(5)
Investment in DSM Semichem LLC	—	—	—	(6,938)
Expansion capital expenditures	(1,273)	(3,903)	(2,994)	(15,584)
Adjusted Free Cash Flow	$(4,681)	$(1,550)	$9,351	$(4,990)

1 Net of amortization of debt issuance costs and discount, which are included in interest expense but not included in net cash provided by operating activities.

Results of Operations

    The results of operations for the three and nine months ended September 30, 2025 and 2024, have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues. The following table sets forth our operating revenues and operating income by segment for the three and nine months ended September 30, 2025 and 2024. The results of operations for these interim periods are not necessarily indicative of the results of operations which might be expected for the entire year.

Our consolidated and condensed results of operations are presented on a comparative basis below. There are certain items of income and expense which we do not allocate on a segment basis. These items, including interest expense and indirect selling, general and administrative expenses, are discussed following the comparative discussion of our results within each segment.

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended September 30, 2025	(In thousands)
Terminalling and storage	$25,799	$(1,869)	$23,930	$4,577	$(1,782)	$2,795
Transportation	53,790	(4,081)	49,709	2,788	(4,122)	(1,334)
Sulfur services	32,635	—	32,635	195	3,933	4,128
Specialty products	62,482	(39)	62,443	3,201	1,971	5,172
Indirect selling, general and administrative	—	—	—	(3,867)	—	(3,867)
Total	$174,706	$(5,989)	$168,717	$6,894	$—	$6,894

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended September 30, 2024	(In thousands)
Terminalling and storage	$24,414	$(1,852)	$22,562	$2,675	$(1,761)	$914
Transportation	60,196	(3,690)	56,506	8,583	(3,725)	4,858
Sulfur services	24,660	—	24,660	1,254	3,465	4,719
Specialty products	67,225	(19)	67,206	3,881	2,021	5,902
Indirect selling, general and administrative	—	—	—	(3,742)	—	(3,742)
Total	$176,495	$(5,561)	$170,934	$12,651	$—	$12,651

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Nine Months Ended September 30, 2025	(In thousands)
Terminalling and storage	$73,441	$(5,558)	$67,883	$9,687	$(5,375)	$4,312
Transportation	168,966	(12,446)	156,520	14,511	(12,548)	1,963
Sulfur services	125,467	—	125,467	13,880	11,538	25,418
Specialty products	192,151	(85)	192,066	10,580	6,385	16,965
Indirect selling, general and administrative	—	—	—	(12,479)	—	(12,479)
Total	$560,025	$(18,089)	$541,936	$36,179	$—	$36,179

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Nine Months Ended September 30, 2024	(In thousands)
Terminalling and storage	$73,101	$(5,647)	$67,454	$9,634	$(5,447)	$4,187
Transportation	183,705	(11,216)	172,489	26,450	(11,324)	15,126
Sulfur services	95,534	(1)	95,533	12,402	10,218	22,620
Specialty products	200,888	(69)	200,819	13,384	6,553	19,937
Indirect selling, general and administrative	—	—	—	(11,397)	—	(11,397)
Total	$553,228	$(16,933)	$536,295	$50,473	$—	$50,473

Terminalling and Storage Segment

Comparative Results of Operations for the Three Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,		Variance	Percent Change
	2025	2024
	(In thousands, except BBL per day)

Revenues	$25,799	$24,414	$1,385	6%
Cost of products sold	—	23	(23)	(100)%
Operating expenses	15,341	14,857	484	3%
Selling, general and administrative expenses	736	1,130	(394)	(35)%
Depreciation and amortization	5,143	5,695	(552)	(10)%
	4,579	2,709	1,870	69%
Loss on disposition or sale of property, plant and equipment	(2)	(34)	32	94%
Operating income	$4,577	$2,675	$1,902	71%

Shore-based throughput volumes (gallons)	43,555	42,242	1,313	3%
Smackover refinery throughput volumes (guaranteed minimum BBL per day)	6,500	6,500	—	—%

Revenues. Revenues increased $1.4 million. Revenue at our underground storage terminal increased $1.4 million primarily as a result of increased storage volume. Revenue at our Smackover refinery increased $0.4 million primarily due to increases in throughput revenue and reservation fees. Revenue at our specialty terminals decreased $0.4 million, primarily as a result of decreased storage and service revenue. Our shore-based terminals decreased $0.2 million due to decreased space rent.

Operating expenses. Operating expenses increased primarily due to increases at our Smackover refinery in natural gas utilities of $0.2 million and employee-related expenses of $0.5 million. These increases were offset by a lower repairs and maintenance at our shore-based terminals of $0.2 million.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased primarily due to lower employee-related expenses.

Depreciation and amortization. The decrease in depreciation and amortization is primarily the result of assets being fully depreciated and disposals, offset by capital expenditures.

Comparative Results of Operations for the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,		Variance	Percent Change
	2025	2024
	(In thousands, except BBL per day)

Revenues	$73,441	$73,101	$340	—%
Cost of products sold	—	65	(65)	(100)%
Operating expenses	45,233	45,414	(181)	—%
Selling, general and administrative expenses	2,405	2,232	173	8%
Depreciation and amortization	16,123	16,819	(696)	(4)%
	9,680	8,571	1,109	13%
Gain on disposition or sale of property, plant and equipment	7	1,063	(1,056)	(99)%
Operating income	$9,687	$9,634	$53	1%

Shore-based throughput volumes (gallons)	129,245	130,502	(1,257)	(1)%
Smackover refinery throughput volumes (guaranteed minimum) (BBL per day)	6,500	6,500	—	—%

Revenues. Revenues increased $0.3 million. Revenue at our underground storage terminal increased $0.4 million primarily as a result of higher storage volume of $1.4 million, offset by decreased throughput revenue of $1.0 million. Revenue at our Smackover refinery increased $0.4 million primarily as a result of increased reservation fess. Our shore-based terminals decreased $0.2 million due to decreased space rent of $0.4 million, offset by increased throughput revenue of $0.2 million. Revenue at our specialty terminals decreased $0.2 million primarily as a result of decreased service revenue, offset by an increase in storage revenue of $0.1 million.

Operating expenses. Operating expenses decreased primarily as a result of insurance claims of $1.7 million (primarily crude pipeline spill that occurred in 2024). This decrease was offset by increases in employee-related expenses of $1.0 million and insurance premiums of $0.5 million (higher rates) across all terminals.

Selling, general and administrative expenses. Selling, general and administrative expenses increased primarily due to higher employee-related expenses.

Depreciation and amortization. The decrease in depreciation and amortization is primarily the result of assets being fully depreciated and disposals, offset by capital expenditures.

Transportation Segment

Comparative Results of Operations for the Three Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,		Variance	Percent Change
	2025	2024
	(In thousands)
Revenues	$53,790	$60,196	$(6,406)	(11)%
Operating expenses	47,012	45,138	1,874	4%
Selling, general and administrative expenses	1,465	3,423	(1,958)	(57)%
Depreciation and amortization	2,907	3,182	(275)	(9)%
	2,406	8,453	(6,047)	(72)%
Gain on disposition or sale of property, plant and equipment	382	130	252	194%
Operating income	$2,788	$8,583	$(5,795)	(68)%

Revenues. Revenues decreased $6.4 million. In our marine transportation division, inland revenues decreased $4.7 million, primarily related to a decrease in utilization associated with weaker demand and downtime experienced from equipment repairs and regulatory inspections combined, lower transportation rates. Offshore revenues increased $0.3 million, primarily related to higher transportation rates. Pass-through revenue (primarily fuel) increased $0.3 million. In our land transportation division, freight revenue decreased $1.6 million, primarily due to a 4% decrease in total miles. Ancillary revenue decreased $0.7 million.

Operating expenses. The increase in operating expenses is primarily a result of lease expense of $1.1 million and insurance premiums of $0.6 million. The increase in lease expense is related to the replacement of tractors and trailers in our land transportation division.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased primarily due to a reduction in the allowance for uncollectible accounts receivable of $1.2 million and employee-related expenses of $0.7 million.

Depreciation and amortization. The decrease in depreciation and amortization is primarily the result of asset disposals, offset by capital expenditures.

Comparative Results of Operations for the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,		Variance	Percent Change
	2025	2024
	(In thousands)
Revenues	$168,966	$183,705	$(14,739)	(8)%
Operating expenses	140,058	139,562	496	—%
Selling, general and administrative expenses	7,102	8,150	(1,048)	(13)%
Depreciation and amortization	8,755	10,039	(1,284)	(13)%
	$13,051	$25,954	$(12,903)	(50)%
Gain on disposition or sale of property, plant and equipment	1,460	496	964	194%
Operating income	$14,511	$26,450	$(11,939)	(45)%

Revenues. Revenues decreased $14.7 million. In our marine transportation division, inland revenues decreased $6.7 million, primarily related to a decrease in utilization associated with weaker demand and downtime experienced from equipment repairs and regulatory inspections combined with lower transportation rates. Offshore revenues increased $1.6 million, primarily related to higher transportation rates and utilization. In our land transportation division, freight revenue decreased $7.0 million, primarily due to a 5% decrease in total miles. Ancillary revenue decreased $2.6 million.

Operating expenses. The increase in operating expenses is primarily a result of lease expense of $3.1 million and insurance premiums of $2.0 million. Offsetting these increases were decreases in employee-related expenses of $2.4 million, repairs and maintenance of $1.2 million, pass-through expenses of $0.6 million and insurance claims of $0.6 million. The decrease in repairs and maintenance, as well as the increase in lease expense are related to the replacement of tractors and trailers in our land transportation division.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased primarily due to a reduction in the allowance for uncollectible accounts receivable of $0.6 million and higher employee-related expenses of $0.3 million.

Depreciation and amortization. The decrease in depreciation and amortization is primarily the result of asset disposals, offset by capital expenditures.

Sulfur Services Segment

Comparative Results of Operations for the Three Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,		Variance	Percent Change
	2025	2024
	(In thousands)
Revenues:
Services	$4,073	$3,477	$596	17%
Products	28,562	21,183	7,379	35%
Total revenues	32,635	24,660	7,975	32%

Cost of products sold	24,115	15,292	8,823	58%
Operating expenses	3,265	3,089	176	6%
Selling, general and administrative expenses	1,531	2,091	(560)	(27)%
Depreciation and amortization	3,531	2,937	594	20%
	193	1,251	(1,058)	(85)%
Gain on disposition or sale of property, plant and equipment	2	3	(1)	(33)%
Operating income	$195	$1,254	$(1,059)	(84)%

Sulfur (long tons)	157	113	44	39%
Fertilizer (long tons)	44	29	15	52%
Total sulfur services volumes (long tons)	201	142	59	42%

Services revenues. Services revenues increased $0.6 million largely associated with reservation fee revenue from the ELSA joint venture beginning in the fourth quarter of 2024. Additional increases were the result of a contractually prescribed, index-based fee adjustment.

Products revenues. Product revenues increased $7.4 million. Product revenues increased by $8.4 million, as a result of a 42% increase in sales volumes, primarily related to a 52% increase in fertilizer volumes, which increase was offset by a decrease of $1.0 million due to a 5% reduction in average sulfur services sales prices.

Cost of products sold. Cost of products sold increased $8.8 million. A 42% increase in sales volumes impacted cost of products sold by $7.1 million. An 11% increase in product cost impacted cost of products sold by $1.7 million, resulting from increased commodity prices. Margin per ton decreased $19.36, or 47%.

Operating expenses. Operating expenses increased due to an increase of $0.1 million in marine operating expenses and $0.1 million in insurance-related costs.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased primarily due to lower employee-related expenses.

Depreciation and amortization. Depreciation and amortization increased due to the amortization of higher turnaround spend as well as certain assets being placed into service.

Comparative Results of Operations for the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,		Variance	Percent Change
	2025	2024
	(In thousands)
Revenues:
Services	$12,369	$10,431	$1,938	19%
Products	113,098	85,103	27,995	33%
Total revenues	125,467	95,534	29,933	31%

Cost of products sold	85,428	60,246	25,182	42%
Operating expenses	10,752	8,773	1,979	23%
Selling, general and administrative expenses	4,766	5,111	(345)	(7)%
Depreciation and amortization	10,644	8,697	1,947	22%
	13,877	12,707	1,170	9%
Gain (loss) on disposition or sale of property, plant and equipment	3	(305)	308	101%
Operating income	$13,880	$12,402	$1,478	12%

Sulfur (long tons)	434	296	138	47%
Fertilizer (long tons)	209	165	44	27%
Total sulfur services volumes (long tons)	643	461	182	39%

Services revenues. Services revenues increased $1.9 million largely associated with reservation fee revenue from the ELSA joint venture beginning in the fourth quarter 2024. Additional increases were the result of a contractually prescribed, index-based fee adjustment.

Products revenues. Products revenues increased $28.0 million. Product Revenues increased by $32.0 million related to a 39% increase in sales volume, primarily a 47% increase in sulfur volumes, which increase was offset by a decrease of $4.0 million primarily due to a 5% reduction in average sulfur products sales prices.

Cost of products sold. Cost of products sold increased $25.2 million. A 39% increase in sales volumes resulted in an increase in cost of products sold of $24.2 million. A 2% increase in product cost impacted cost of products sold by $1.0 million, resulting from higher commodity prices. Margin per ton decreased $10.89, or 20%.

Operating expenses. Operating expenses increased $2.0 million due to $0.8 million in outside services, $0.4 million in marine operating expenses, $0.3 million in marine pass-through expenses, $0.2 million in repairs and maintenance, $0.1 million in insurance-related costs, $0.1 million in utilities, and $0.1 million in employment expenses.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased primarily due to lower employee-related expenses.

Depreciation and amortization. Depreciation and amortization increased due to the amortization of higher turnaround costs as well as certain assets being placed into service.

Specialty Products Segment

Comparative Results of Operations for the Three Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,		Variance	Percent Change
	2025	2024
	(In thousands)
Products revenues	$62,482	$67,225	$(4,743)	(7)%
Cost of products sold	56,852	60,445	(3,593)	(6)%
Operating expenses	—	30	(30)	(100)%
Selling, general and administrative expenses	1,687	2,135	(448)	(21)%
Depreciation and amortization	755	794	(39)	(5)%
	3,188	3,821	(633)	(17)%
Gain on disposition or sale of property, plant and equipment	13	60	(47)	(78)%
Operating income	$3,201	$3,881	$(680)	(18)%

NGL sales volumes (Bbls)	608	582	26	4%
Other specialty products volumes (Bbls)	100	91	9	10%
Total specialty products volumes (Bbls)	708	673	35	5%

    Products Revenues. Products revenues decreased $4.7 million. Sales volumes increased 5%, increasing revenues by $3.1 million, primarily related to a 10% increase in other specialty sales volumes. Our average sales price per barrel decreased $11.64, resulting in a $7.8 million decrease to revenue.

Cost of products sold. Cost of products sold decreased $3.6 million. The increase in sales volumes of 5% resulted in a $2.8 million increase to cost of products sold. Our average cost per barrel decreased $9.51, or 11%, decreasing cost of products sold by $6.4 million. Our margins decreased $2.12 per barrel, or 21%, during the period.

Operating expenses. Operating expenses remained relatively consistent.

Selling, general and administrative expenses. Selling, general and administrative decreased $0.5 million primarily due to lower employee-related expenses.

    Depreciation and amortization. Depreciation and amortization decreased as a result of capital expenditures offset by recent disposals.

Comparative Results of Operations for the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,		Variance	Percent Change
	2025	2024
	(In thousands)
Products revenues	$192,151	$200,888	$(8,737)	(4)%
Cost of products sold	174,063	179,800	(5,737)	(3)%
Operating expenses	—	81	(81)	(100)%
Selling, general and administrative expenses	5,257	5,300	(43)	(1)%
Depreciation and amortization	2,268	2,389	(121)	(5)%
	10,563	13,318	(2,755)	(21)%
Gain on disposition or sale of property, plant and equipment	17	66	(49)	(74)%
Operating income	$10,580	$13,384	$(2,804)	(21)%

NGL sales volumes (Bbls)	1,843	1,744	99	6%
Other specialty products volumes (Bbls)	271	263	8	3%
Total specialty products volumes (Bbls)	2,114	2,007	107	5%

    Products Revenues. Product revenues decreased by $8.7 million. A 5% rise in sales volumes increased revenue by $9.7 million, primarily driven by a 6% increase in NGL sales volumes. This was offset by a 9% decline in average specialty product sales prices, which reduced revenue by $18.5 million.

Cost of products sold. Cost of products sold decreased $5.7 million. A 5% increase in sales volumes resulted in an increase in cost of products sold of $8.8 million. An 8% decline in average product cost impacted cost of products sold by $14.5 million, resulting from reduced commodity prices. Our margins decreased $1.95 per barrel, or 19%, during the period.

Operating expenses. Operating expenses remained relatively consistent.

Selling, general and administrative expenses. Selling, general and administrative expenses remained relatively consistent.

Depreciation and amortization. Depreciation and amortization decreased as a result of capital expenditures offset by recent disposals.

Interest Expense

Comparative Components of Interest Expense, Net for the Three Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,		Variance	Percent Change
	2025	2024
	(In thousands)
Credit facility	$1,251	$1,874	$(623)	(33)%
Senior notes	11,628	11,500	128	1%
Amortization of deferred debt issuance costs	977	772	205	27%
Amortization of debt discount	600	600	—	—%
Other	192	219	(27)	(12)%
Finance leases	2	—	2
Capitalized interest	(36)	(373)	337	90%
Total interest expense, net	$14,614	$14,592	$22	—%

Comparative Components of Interest Expense, Net for the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,		Variance	Percent Change
	2025	2024
	(In thousands)
Credit facility	$4,105	$4,442	$(337)	(8)%
Senior notes	34,244	34,244	—	—%
Amortization of deferred debt issuance costs	2,533	2,311	222	10%
Amortization of debt discount	1,800	1,800	—	—%
Other	724	820	(96)	(12)%
Finance leases	4	—	4
Capitalized interest	(81)	(806)	725	90%
Total interest expense, net	$43,329	$42,811	$518	1%

Indirect Selling, General and Administrative Expenses

	Three Months Ended September 30,		Variance	Percent Change	Nine Months Ended September 30,		Variance	Percent Change
	2025	2024			2025	2024
	(In thousands)				(In thousands)
Indirect selling, general and administrative expenses	$3,860	$3,742	$118	3%	$12,472	$11,397	$1,075	9%

    Indirect selling, general and administrative expenses increased for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to transaction expenses associated with the terminated merger with Martin Resource Management Corporation.

Indirect selling, general and administrative expenses increased for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to transaction expenses associated with the terminated merger with Martin Resource Management Corporation.

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

    Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. The Conflicts Committee of our general partner approved the following reimbursement amounts during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Variance	Percent Change	Nine Months Ended September 30,		Variance	Percent Change
	2025	2024			2025	2024
	(In thousands)				(In thousands)
Conflicts Committee approved reimbursement amount	$3,384	$3,377	$7	—%	$10,152	$10,131	$21	—%

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

Cash Flows - Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

    The following table details the cash flow changes between the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		Variance	Percent Change
	2025	2024
	(In thousands)
Net cash provided by (used in):
Operating activities	$23,683	$6,184	$17,499	283%
Investing activities	(22,405)	(49,642)	27,237	55%
Financing activities	(1,284)	43,460	(44,744)	(103)%
Net increase (decrease) in cash and cash equivalents	$(6)	$2	$(8)	(400)%

    Net cash provided by operating activities. The increase in net cash provided by operating activities for the nine months ended September 30, 2025, includes a decrease in operating results and other non-cash charges of $14.6 million, offset by a favorable variance in cash flows associated with changes in working capital of $32.1 million.

    Net cash used in investing activities. Net cash used in investing activities for the nine months ended September 30, 2025, decreased $27.2 million. A decrease in cash used of $19.8 million resulted from lower payments for capital expenditures and plant turnaround costs in 2025. Investments in DSM Semichem LLC decreased $6.9 million. Additionally, net proceeds from the sale of property, plant and equipment increased $0.5 million.

    Net cash (used in) provided by financing activities. Net cash provided by (used in) financing activities for the nine months ended September 30, 2025, decreased primarily as a result of an increase in repayments of long-term debt of $4.0 million, coupled with a decrease in borrowings of long-term debt of $40.1 million. Additionally, we incurred additional debt issuance costs of $0.7 million.

Total Contractual Obligations

A summary of our total contractual cash obligations as of September 30, 2025, is as follows:

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Credit facility	$53,500	$—	$53,500	$—	$—
11.5% senior secured notes, due 2028	400,000	—	400,000	—	—
Operating leases	79,437	25,680	37,645	12,706	3,406
Finance lease obligations	58	15	33	10	—
Interest payable on finance lease obligations	7	3	4	—	—
Interest payable on fixed long-term debt obligations	108,426	46,000	62,426	—	—
Total contractual cash obligations	$641,428	$71,698	$553,608	$12,716	$3,406

The interest payable under our credit facility is not reflected in the above table because such amounts depend on the outstanding balances and interest rates, which vary from time to time.

Letters of Credit. At September 30, 2025, we had outstanding irrevocable letters of credit in the amount of $0.6 million, which were issued under our credit facility.

Off-Balance Sheet Arrangements. We do not have any off-balance sheet financing arrangements.

Description of Our Indebtedness

Credit Facility

At September 30, 2025, we maintained a $130.0 million credit facility that matures on November 16, 2027. As of September 30, 2025, we had $53.5 million outstanding under the credit facility and $0.6 million of outstanding irrevocable letters of credit, leaving a maximum amount available to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $75.9 million. After giving effect to our then current borrowings, letters of credit, and the financial covenants contained in our credit facility, we had the ability to borrow approximately $11.4 million in additional amounts thereunder as of September 30, 2025.

The credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures. The level of outstanding draws on our credit facility from January 1, 2025 through September 30, 2025 ranged from a low of $41.0 million to a high of $87.0 million.

    The applicable margin for Adjusted Term SOFR borrowings at September 30, 2025 is 3.50%. The applicable margin for Adjusted Term SOFR borrowings effective October 15, 2025 is 3.75%.

On September 24, 2025, we entered into the Second Amendment to the Credit Agreement to, among other things:

•extend the maturity date of amounts outstanding and the lenders’ commitments under the Credit Agreement from February 8, 2027 to November 16, 2027;
•decrease the amount available for us to borrow under the Credit Agreement on a revolving credit basis from $150.0 million to $130.0 million; and
•adjust the financial covenants as described in more detail below:
▪require us to maintain a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of at least 1.75 to 1.00 for the fiscal quarter ended March 31, 2025 and each fiscal quarter thereafter;
▪require us to maintain a maximum Total Leverage Ratio (as defined in the Credit Agreement) of not more than 4.50 to 1.00 for the fiscal quarters ended March 31, 2025 and June 30, 2025, and stepping up to 4.75 to 1.00 for the fiscal quarter ending September 30, 2025 and each fiscal quarter thereafter; and
▪require us to maintain a maximum First Lien Leverage Ratio (as defined in the Credit Agreement) of not more than 1.25 to 1.00 for the fiscal quarter ended March 31, 2025 and each fiscal quarter thereafter.

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

    On September 30, 2025, we had cash and cash equivalents of $0.05 million and available borrowing capacity of $75.9 million under our credit facility with $53.5 million of borrowings outstanding. After giving effect to our then current borrowings, letters of credit, and the financial covenants contained in our credit facility, we had the ability to borrow approximately $11.4 million in additional amounts thereunder as of September 30, 2025.

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

    We are in compliance with all debt covenants as of September 30, 2025, and expect to be in compliance for the next twelve months.

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

Impact of Inflation

    Inflation did not have a material impact on our results of operations for the nine months ended September 30, 2025 or 2024. Inflation may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies. In the future, increasing energy prices for products consumed by our operations, such as diesel fuel, natural gas, chemicals, and other supplies, could adversely affect our results of operations. An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

    Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted.

On June 15, 2024, the Partnership experienced a spill of less than 2,500 barrels of crude oil from its transfer pipeline connecting the Sandyland Terminal to the refinery in Smackover, Union County, Arkansas. The Partnership promptly coordinated with the U.S Environmental Protection Agency (the “EPA”), Arkansas Department of Energy and Environment (the “ADEE”), and Arkansas Game and Fish Commission, dedicating the necessary resources, equipment, and personnel to expedite oil recovery and cleanup activities. In October 2024, the EPA transitioned the Partnership’s response from emergency response status to remediation status under ADEE oversight. On October 11, 2024, the ADEE notified the Partnership that documentation, observations, and data indicated the Partnership completed all remedial actions to the maximum practical extent. No further remediation is required at this time. The Partnership submitted a claim related to the spill, which was accepted by its insurance carriers, subject to a reservation of rights. The Partnership’s deductibles under the applicable insurance policies total $1.5 million and such deductible expense was recorded by the Partnership in the Consolidated and Condensed Statements of Operations for the nine months ended September 30, 2024. As of October 20, 2025, no fines or penalties have been assessed in relation to the spill.

We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the nine months ended September 30, 2025.

On March 6, 2024, the SEC adopted final rules that require the registrants to disclose certain climate-related information in registration statements and annual reports. Litigation challenging the new rule was filed by multiple parties in multiple jurisdictions, which was consolidated and assigned to the U.S. Court of Appeals for the Eighth Circuit. On April 4, 2024, the SEC announced it was voluntarily delaying the implementation of the climate disclosure regulations while the U.S. Court of Appeals considered the litigation. On March 27, 2025, the SEC voted to end the defense of the rules in the litigation. On September 12, 2025, the U.S. Court of Appeals issued an order to hold the petitions challenging the climate disclosure rules in abeyance pending further action by the SEC.

On July 4, 2025, Congress enacted the OBBBA, which, among other things, postpones the U.S. EPA’s imposition of the methane Waste Emissions Charge to 2034, lowers royalties on federal onshore oil and gas leases, and repeals a royalty imposed on waste methane produced from federal oil and gas leases.

On July 29, 2025, the EPA issued an interim final rule extending several compliance deadlines associated with the strict new methane rules for the oil and gas industry that were published in March 2024 and took effect in May 2024. On July 29, 2025, the EPA released a pre-publication proposed rule which would rescind the EPA’s 2009 final rule under the Clean Air Act finding that greenhouse gases (“GHGs”) endanger the public health and welfare of current and future generations and that emissions of GHGs from new motor vehicles contribute to GHG pollution that threatens the public health and welfare. On September 16, 2025, the EPA announced a proposal to end the Greenhouse Gas Reporting Program (“GHGRP”) for all sectors except petroleum and natural gas systems (excluding reporting for natural gas distribution). Reporting for petroleum and natural gas systems under the GHGRP would be deferred until 2034 under the proposal.

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

Commodity Risk. The Partnership from time to time uses derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price. We have established a hedging policy and monitor and manage the commodity market risk associated with potential commodity risk exposure. In addition, we focus on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. We had no outstanding hedging positions as of September 30, 2025.

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 7.74% as of September 30, 2025. Based on the amount of unhedged floating rate debt owed by us on September 30, 2025, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $0.5 million annually.

We are not exposed to changes in interest rates with respect to our 2028 Notes as these obligations are at a fixed rate. Based on the quoted prices for identical liabilities in markets that are not active at September 30, 2025, the estimated fair value of the 2028 Notes was $426.1 million. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of a 100 basis point increase in interest rates. Such an increase in interest rates at September 30, 2025, would result in a $5.7 million decrease in the fair value of our 2028 Notes.

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

During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Partnership adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
10.1
Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of September 24, 2025, by and among Martin Operating Partnership L.P., as borrower, Martin Midstream Partners L.P., as guarantor, the other guarantors party thereto, the financial institutions party thereto as lenders and Royal Bank of Canada, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Partnership's Current Report on Form 8-K (Reg. No. 000-50056), filed September 24, 2025 and incorporated herein by reference).

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

101
Inline Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025, formatted in Extensible Business Reporting Language: (1) the Consolidated and Condensed Balance Sheets; (2) the Consolidated and Condensed Statements of Income; (3) the Consolidated and Condensed Statements of Cash Flows; (4) the Consolidated and Condensed Statements of Capital (Deficit); and (5) the Notes to Consolidated and Condensed Financial Statements.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (contained in Exhibit 101).

* Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

October 20, 2025	By:	/s/ Sharon L. Taylor
Sharon L. Taylor
Executive Vice President and Chief Financial Officer