Form 10-K
period 2025-12-31
MARTIN MIDSTREAM PARTNERS L.P.
filed 2026-02-23
CIK 1176334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One	Annual Report Pursuant to Section 13 or 15(d) of the
☒	Securities Exchange Act of 1934

For the fiscal year ended	December 31, 2025
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the
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

Yes ☐                        No ☒

    As of June 30, 2025, 39,055,086 common units were outstanding. The aggregate market value of the common units held by non-affiliates of the registrant as of such date approximated $78,689,869 based on the closing sale price on that date. There were 39,055,086 of the registrant’s common units outstanding as of February 23, 2026.

DOCUMENTS INCORPORATED BY REFERENCE:         None.

i

PART I

Item 1.	Business

    References in this Annual Report on Form 10-K for the year ended December 31, 2025 (this "Annual Report") to "we," "ours," "us" or like terms when used in a historical context refer to the assets and operations of Martin Resource Management Corporation's business contributed to us in connection with our initial public offering on November 6, 2002. References in this Annual Report to "Martin Resource Management Corporation" refer to Martin Resource Management Corporation and its subsidiaries, unless the context otherwise requires. References in this Annual Report to the "Partnership" refer to Martin Midstream Partners L.P. and its subsidiaries, unless the content otherwise requires. You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report. For more detailed information regarding the basis for presentation for the following information, you should read the notes to the consolidated financial statements included elsewhere in this Annual Report.

Forward-Looking Statements

This Annual Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Statements included in this Annual Report that are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), are forward-looking statements. These statements can be identified by the use of forward-looking terminology including "forecast," "may," "believe," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward-looking" information. We and our representatives may from time to time make other oral or written statements that are also forward-looking statements.

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

    We were formed in 2002 by Martin Resource Management Corporation, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management Corporation has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management Corporation is an important supplier and customer of ours. As of December 31, 2025, Martin Resource Management Corporation owned 20.2% of our total outstanding common limited partner units. Furthermore, on December 28, 2021, Martin Resource Management Corporation indirectly acquired, through its wholly owned subsidiary, Martin Resource LLC, the remaining 49% voting interest (50% economic interest) in MMGP Holdings, LLC ("Holdings"), which is the sole member of Martin Midstream GP LLC ("MMGP"), our general partner. Such interests were previously held by certain affiliated investment funds managed by Alinda Capital Partners, which sold the interests to Senterfitt Holdings Inc. (“Senterfitt”) on November 23, 2021. At such time, Senterfitt granted Martin Resource LLC the right to purchase such interests for a period of ten years, which right was exercised on December 28, 2021. As a result, Martin Resource Management Corporation indirectly owns 100% of MMGP. Martin Resource Management Corporation directs our business operations through its ownership of our general partner. MMGP owns a 2.0% general partner interest in us, and, until November 23, 2021, MMGP owned all of our incentive distribution rights. On November 23, 2021, MMGP contributed to us all of our incentive distribution rights for no consideration, whereupon the incentive distribution rights were cancelled and cease to exist.

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

Primary Business Segments

Our primary business segments can be generally described as follows:

•Terminalling and Storage.  We own or operate 12 marine shore-based terminal facilities and 8 specialty terminal facilities located primarily in the Gulf Coast region of the U.S. with aggregate storage capacity of 2.6 million barrels. We own one naphthenic lubricants refinery in Smackover, Arkansas with a capacity of 7,700 barrels per day, 0.2 million barrels of crude bulk storage and 0.6 million barrels of lubricant storage. Further, we own approximately 2.3 million barrels of underground storage capacity for NGLs. We store NGLs for wholesale deliveries to refineries, industrial NGL users and propane retailers in the southern U.S. We provide storage, refining, and handling services for producers and suppliers of petroleum products and by-products, including the refining of naphthenic crude oil. Our facilities and resources provide us with the ability to handle various products that require specialized treatment, such as molten sulfur and asphalt. We also provide land rental to oil and gas companies along with storage and handling services for lubricants and fuels through our shore-based terminals. We provide these terminalling and storage services on a fixed-fee basis and a significant portion of the contracts in this segment provide for minimum fee arrangements that are not based on the volumes handled. We believe that our terminalling, processing and storage for petroleum products and by-products would be difficult for our customers or competitors to replicate.

•Transportation.  We operate a fleet of both land transportation and marine transportation assets that transport petroleum products and by-products, petrochemicals, and chemicals. Our land transportation assets include approximately 590 trucks and 1,230 tank trailers which are based across 25 terminals strategically located throughout the U.S. Gulf Coast and southeastern U.S. Our marine transportation assets include 27 inland marine tank barges, 15 inland push boats and one articulated offshore tug and barge unit that primarily operate coastwise along the Gulf of America and on the U.S. inland waterway system, primarily between domestic ports along the Gulf of America, the Intracoastal Waterway, the Mississippi River system and the Tennessee-Tombigbee Waterway system. Our "refinery and petrochemical services" model is focused on transportation of heavy tank bottoms (by-products) and other petroleum products, hauling NGLs, molten sulfur, sulfuric acid, paper mill liquids, chemicals, and numerous other bulk liquid commodities from refineries and petrochemical production locations to end markets. We provide these transportation services on a fee basis, and many of our customers have long-standing contractual relationships with us. We believe our modernized asset base is attractive both to our existing customers as well as potential new customers. In addition, our marine fleet contains several vessels that reflect our focus on specialty products.

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

Significant Recent Developments

Tariffs and Trading Relationships. In April 2025, the U.S. government announced a baseline tariff of 10% on products imported from all countries and an additional individualized reciprocal tariff on the countries with those countries which the United States has the largest trade deficits, including China. Increased tariffs by the United States have led, and may continue to lead, to the imposition of retaliatory tariffs by foreign jurisdictions. Additionally, the U.S. government announced and rescinded multiple tariffs on several foreign jurisdictions, which increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. In August 2025, however, the U.S. Court of Appeals for the Federal Circuit ruled that the tariffs imposed under the Trump Administration exceed presidential authority and therefore are invalid, and in February 2026, the U.S. Supreme Court affirmed such decision. Following the ruling, the Trump administration signed an executive order imposing a 10% “global tariff” and later indicated an intention to increase such “global tariff” to 15%, effective immediately, using presidential powers under certain U.S. trade laws. If implemented, such tariffs can remain in effect for up to 150 days, which may be extended by the U.S. Congress. The Trump Administration may continue to impose additional tariffs under other U.S. trade laws. Any future tariffs and current uncertainties about tariffs and their effects on trading relationships may affect the cost and availability of raw materials and contribute to inflation in the markets in which we operate. Although we are continuing to monitor the economic effects of such announcements, as well as opportunities to mitigate their related impacts, costs and other effects associated with the tariffs remain uncertain.

Subsequent Events

Quarterly Distribution. On January 22, 2026, we declared a quarterly cash distribution of $0.005 per common unit for the fourth quarter of 2025, or $0.02 per common unit on an annualized basis, which was paid on February 13, 2026 to unitholders of record as of February 6, 2026.

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

    Strong Parent Support. Martin Resource Management Corporation, owner of our general partner, which is privately owned, assumes a significant amount of the working capital demands and margin risk as the counterparty to many of our fee-based contracts, providing stable fee-based cash flows to our limited partners.

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

1 The Tampa terminal is located on land owned by the Tampa Port Authority that was leased to us under a lease that expires in December 2026.

2 The Neches terminal is a deep water marine terminal located near Beaumont, Texas, on approximately 50 acres of land owned by us, and an additional 96 acres leased to us under terms of a 20-year lease that commenced on May 1, 2014 with three five-year options.

The following is a summary description of our non shore-based specialty terminals:

Terminal	Location	Aggregate Capacity (barrels)	Products	Description
Smackover Refinery	Smackover, Arkansas	7,700 per day; 161,000 of crude bulk storage; 645,000 of lubricant storage	Naphthenic lubricants, distillates, asphalt, crude oil	Naphthenic crude refining facility
Hondo Asphalt	Hondo, Texas	182,000	Asphalt	Asphalt processing and storage
South Houston Asphalt	Houston, Texas	95,000	Asphalt	Asphalt processing and storage
Port Neches Asphalt	Port Neches, Texas	300	Asphalt	Asphalt processing and storage
Omaha Asphalt	Omaha, Nebraska	112,000	Asphalt	Asphalt processing and storage
Spindletop	Beaumont, Texas	91,000	Natural gasoline	Pipeline receipts and shipments

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

    The following is a summary description of our fuel and lubricant terminals:

Terminal	Location	Aggregate Capacity (barrels)	End of Lease (Including Options)
Amelia	Amelia, Louisiana	12,900	August 2028
Dock 193 [1]	Gueydan, Louisiana	11,000	May 2029
Fourchon	Fourchon, Louisiana	80,900	May 2027
Fourchon 16	Fourchon, Louisiana	15,200	July 2048
Galveston T [2]	Galveston, Texas	10,400	Own
Jennings Bulk Plant	Jennings, Louisiana	7,600	Own
Lake Charles T	Lake Charles, Louisiana	1,000	February 2028
Port Arthur	Port Arthur, Texas	16,400	November 2028
Sabine Pass [2]	Sabine Pass, Texas	—	September 2036

1 A portion of this terminal is owned.

2 These terminals are currently in caretaker status.

Underground NGL Storage Terminal Operations

Our underground NGL terminalling assets have storage and logistics capabilities for NGLs purchased primarily from major domestic oil refiners and natural gas processors. This facility has a capacity of 2.3 million barrels for NGLs along with a railcar facility that includes a loading/unloading rack with connections for 30 cars and the ability to load or unload multiple products at a time. These operations support the NGL marketing efforts in our specialty products division and at Martin Resource Management Corporation.

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

Transportation Segment

Land Transportation Operations

We operate a fleet of land transportation assets comprising approximately 590 trucks and 1,230 tank trailers that transport petroleum products and by-products, petrochemicals, and chemicals. Our land transportation assets operate out of 25 strategically located terminals throughout the U.S. Gulf Coast and Southeastern U.S.

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

Marine Transportation Operations

We utilize a fleet of inland and offshore tows that provide marine transportation of petroleum products and by-products produced in oil refining. Our marine transportation business operates coastwise along the Gulf of America and the east coast of the U.S., as well as on the U.S. inland waterway system, primarily between domestic ports along the Gulf of America, Intracoastal Waterway, the Mississippi River system and the Tennessee-Tombigbee Waterway system. Our inland tows generally consist of one push boat and one to three tank barges, depending upon the horsepower of the push boat, the river or canal capacity and conditions, and customer requirements. Our offshore tow consists of one tugboat, with much greater horsepower than an inland push boat, and one large tank barge. We transport asphalt, fuel oil, gasoline, sulfur and other bulk liquids.

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

    We operate a sulfur forming facility in Beaumont, Texas, which is used to convert molten sulfur into solid form (prills/granules). The Beaumont facility is equipped with two wet prill units and one granulation unit capable of processing a combined 5,500 short tons of molten sulfur per day. Formed sulfur is stored in bulk until sold into local or international agricultural markets. Our forming services contracts are fee based and typically include minimum fee guarantees.

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

We manufacture and market the following sulfur-based fertilizer and related sulfur products:

•Ammonium sulfate ("AMS") products. We produce various grades of AMS including granular, coarse, standard, and 40% ammonium sulfate solution. These products primarily serve agricultural and industrial markets. We package these custom grade products under both proprietary and private labels and sell them to major distributors and retail customers. Our ammonium sulfate plant produces approximately 400 short tons per day of quality ammonium sulfate and is marketed to our customers throughout the U.S.

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

•Sulfuric acid. We produce Sulfuric acid at our Plainview, Texas facility. This facility processes molten sulfur to produce a dedicated supply of raw material sulfuric acid to our ammonium sulfate production plant. The sulfuric acid produced and not consumed by the captive ammonium sulfate production is sold to third parties or converted into oleum (otherwise known as fuming sulfuric acid) and utilized by DSM Semichem LLC ("DSM") to produce ultra-pure electronic level sulfuric acid for the semiconductor manufacturing industry.

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

We own the following marine assets and use them to transport molten sulfur between U.S. Gulf Coast storage terminals (including our terminal in Beaumont, Texas) under third-party marine transportation agreements:

Class of Equipment	Number in Class	Capacity/Horsepower	Products Transported
Offshore tank barge	1	10,500 long tons	Molten sulfur
Offshore tugboat	1	5,100 horsepower	N/A
Inland push boat	1	1,200 horsepower	N/A
Inland tank barge	2	2,500 long tons	Molten sulfur

We operate the following sulfur forming facility as part of our sulfur services business:

Terminal	Location	Daily Production Capacity	Products Stored
Neches	Beaumont, Texas	5,500 short tons per day	Molten, prilled and granulated sulfur

We own the following manufacturing plants as part of our sulfur services business:

Facility	Location	Annual Capacity	Description
Fertilizer plant	Plainview, Texas	150,000 short tons	Fertilizer production
Fertilizer plant	Beaumont, Texas	180,000 short tons	Liquid sulfur fertilizer production
Fertilizer plant	Odessa, Texas	15,000 short tons	Dry sulfur fertilizer production
Fertilizer plant	Seneca, Illinois	36,000 short tons	Dry sulfur fertilizer production
Fertilizer plant	Cactus, Texas	20,000 short tons	Dry sulfur fertilizer production
Industrial sulfur plant	Nash, Texas	18,000 short tons	Emulsified sulfur production
Sulfuric acid plant	Plainview, Texas	150,000 short tons	Sulfuric acid production

Competition.  We own the LaForce/Margaret Sue articulated tug and barge unit, which is one of four vessels currently used to transport molten sulfur between U.S. ports on the Gulf of America and Tampa, Florida. Phosphate fertilizer manufacturers consume a majority of the sulfur produced in the U.S., which they purchase directly from both producers and resellers. As a reseller, we compete against producers and other resellers capable of accessing the required transportation and storage assets. Our sulfur-based fertilizer products compete with several large fertilizer and sulfur product manufacturers.  However, the close proximity of our manufacturing plants to our customer base is a competitive advantage for us in the markets we serve and allows us to minimize freight costs and respond quickly to customer requests. Our sulfuric acid products compete with regional producers and importers in the South and Southwest portion of the U.S. from Louisiana to California.

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

1 This terminal contains a warehouse owned by third parties and leased under a lease that expires in December 2030.

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

We purchase NGLs, primarily propane and natural gasoline, from and provide NGL storage for major domestic oil refiners and natural gas processors. We transport NGLs using MTI's land transportation fleet or by contracting with common carriers, owner-operators and railroad tank car transportation companies. Our NGL customers consist of major domestic oil refiners, industrial processors, and retail propane distributors. We typically enter into annual sales contracts with independent retail propane distributors to deliver their estimated annual volume requirements based on prevailing market prices. Dependable delivery is very important to these customers and in some cases, may be more important than price. We ensure adequate and timely supply of NGLs through:

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

Seasonality.  The level of NGL supply and demand is subject to changes in domestic production, weather, inventory levels, exports and other factors. While production is not seasonal, residential, refinery, and wholesale demand is highly seasonal. This imbalance can cause increases in inventories during summer months when consumption is low and decreases in inventories during winter months when consumption is high. Abnormally cold weather can put extra upward pressure on propane prices during the winter.

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

Ownership

    As of December 31, 2025, Martin Resource Management Corporation owned approximately 20.2% of the outstanding limited partnership units. In addition, Martin Resource Management Corporation indirectly owns, through its wholly owned subsidiary, Martin Resource LLC, 100% of Holdings, which is the sole member of MMGP. As a result, Martin Resource Management Corporation indirectly owns 100% of MMGP, our general partner. MMGP owns a 2% general partner interest in us.

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

Related Party Agreements

The Omnibus Agreement with Martin Resource Management Corporation requires us to reimburse Martin Resource Management Corporation for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. We reimbursed Martin Resource Management Corporation for $170.4 million and $175.8 million of direct costs and expenses for the years ended December 31, 2025 and 2024, respectively. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management Corporation for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. For each of the years ended December 31, 2025 and 2024, the Board of Directors of our general partner (the "Board of Directors") approved a reimbursement amount of $13.5 million, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually. These indirect expenses covered the centralized corporate functions Martin Resource Management Corporation provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, environmental and safety compliance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management Corporation’s retained businesses. The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations. Martin Resource Management Corporation also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

Commercial

We are and anticipate we will continue to be both an important supplier to and customer of Martin Resource Management Corporation. In the aggregate, our purchases from Martin Resource Management Corporation accounted for approximately 25% and 27% of our total costs and expenses for each of the years ended December 31, 2025 and 2024, respectively.

Correspondingly, Martin Resource Management Corporation is one of our significant customers. Our sales to Martin Resource Management Corporation accounted for approximately 15% of our total revenues for each of the years ended December 31, 2025 and 2024, respectively.

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

For non-named windstorms or events, our onshore physical damage deductible is $1.2 million per occurrence for all properties. Business interruption coverage in connection with a non-named windstorm or event is subject to a $200.0 million per occurrence limit as the property damage coverage and has a waiting period of 30 to 45 days, except the Smackover Refinery which has a waiting period of 45 to 60 days.

We have various pollution liability policies, which provide coverages ranging from remediation of our property to third-party liability. The limits of these policies vary based on our assessments of exposure at each location.

Loss of, or damage to, our vessels and cargo is insured through hull and cargo insurance policies. Vessel operating liabilities such as collision, allision, cargo, environmental and personal injury are insured primarily through our participation in mutual insurance associations, commonly referred to as a P&I Club, which provides protection and indemnity insurance, and other insurance arrangements. Such membership potentially exposes us to assessments, and/or calls, in the event claims by us or other members exceed available funds and insurance. Except for our marine operations, we self-insure against liability exposure up to a predetermined amount, beyond which we are covered by catastrophe insurance coverage.

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

Environmental

We are subject to complex federal, state, and local environmental laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of human health, natural resources and the environment. These laws and regulations can impair our operations that affect the environment in many ways, such as requiring the acquisition of permits to conduct regulated activities; restricting the manner in which we can release materials into the environment; requiring remedial activities or capital expenditures to mitigate pollution from former or current operations; and imposing substantial liabilities on us for pollution resulting from our operations. Many environmental laws and regulations impose strict liability and, in some cases, joint and several liability, and failure to comply with such laws and regulations may result in administrative, civil, and criminal penalties, investigatory and remedial obligations, and, in some circumstances, injunctions that could limit or prohibit our operations.

The trend in environmental regulation in previous years has been to place more restrictions and limitations on activities that may affect the environment, and, thus, any changes in environmental laws and regulations that result in more stringent and costly pollutant control or waste handling, storage, transport, disposal, or remediation requirements could have a material adverse effect on our operations and financial position. Moreover, there is inherent risk of incurring significant environmental costs and liabilities in the performance of our operations due to our handling of petroleum products and by-products, chemical substances, and wastes as well as the accidental release or spill of such materials into the environment. Consequently, we cannot provide assurance that we will not incur significant costs and liabilities as a result of such handling practices, releases or spills, including those relating to claims for damage to property and persons. In the event of future increases in costs, we may be unable to pass on those increases to our customers. While we believe that we are in substantial compliance with current environmental laws and regulations and that continued compliance with existing requirements would not have a material adverse impact on us, we cannot provide any assurance that our environmental compliance expenditures will not have a material adverse effect on us in the future.

Superfund

The Federal Comprehensive Environmental Response, Compensation and Liability Act, as amended, ("CERCLA"), also known as the "Superfund" law, and similar state laws, impose liability without regard to fault or the legality of the original conduct, on certain classes of "responsible persons," including the owner or operator of a site where regulated hazardous substances have been released into the environment and companies that disposed or arranged for the disposal of the hazardous substances found at such site. Under CERCLA, such responsible persons may be subject to strict liability and, in some cases, joint and several liability for the costs of cleaning up hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. It is also not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances into the environment. Although certain hydrocarbons are not subject to CERCLA’s reach because "petroleum" is excluded from CERCLA’s definition of a "hazardous substance," in the course of our ordinary operations we will generate wastes that may fall within the definition of a "hazardous substance." In addition, some state counterparts to CERCLA tie liability to a broader set of substances than does CERCLA.

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

In March 2024, the SEC finalized extensive climate-related disclosure rules that require U.S. public companies to significantly expand climate-related disclosures in their SEC filings. These rules have been subject to litigation and have been stayed pending judicial review and further action by the SEC. States have also enacted climate-related disclosure rules, including California, which passed climate-related disclosure mandates broader than the SEC's final rules in September 2023. The California rules have also been subject to litigation, which is ongoing.

Under the Paris Agreement, the U.S. committed to a 50 to 52 percent reduction from 2005 levels of GHG emissions by 2030 and set the goal of reaching net-zero GHG emissions by 2050. The 2023 United Nations Climate Change Conference in Dubai issued its first global stocktake agreement, which calls on parties, including the United States, to contribute to the transitioning away from fossil fuels, reduce methane emissions, and increase renewable energy capacity, among other things, to achieve net zero emissions by 2050. Several states and local governments have stated their commitment to the principles of the Paris Agreement in their effectuation of policy and regulations. On January 20, 2025, however, President Trump signed an executive order to withdraw the United States from the Paris Agreement, marking a significant shift in federal climate policy. Pursuant to the terms of the Paris Agreement, the withdrawal took effect on January 27, 2026 and on January 7, 2026, it was announced that the United States will also withdraw from the United Nations Framework Convention on Climate Change. State and local GHG initiatives may continue despite the U.S. withdrawal from the Paris Agreement.

The EPA published strict new methane emission regulations for certain oil and gas facilities in March 2024 and tax legislation enacted in 2022 established a charge on methane emissions above certain limits from the same facilities, which rule was finalized in November 2024. To date, such requirements have not had a substantial effect upon our operations. Still, new legislation or regulatory programs that restrict emissions of GHGs in areas in which we conduct business could adversely affect our operations and demand for our services.

Under the Trump Administration, there has been a shift away from the previous administration’s GHG program. For example, the methane emissions charge regulations were repealed in March 2025 and the imposition of the charge under the 2022 tax legislation was postponed until 2034 under the One Big Beautiful Bill Act of July 2025 ("OBBBA"). Though the methane emissions change regulations were repealed in March 2025, the legislation did not repeal the tax itself. In July 2025, the EPA released a proposed rule which would rescind its 2009 finding under the Clean Air Act that GHGs endanger the public health and welfare of current and future generations. The final draft rule of which was sent to the White House Office of Management and Budget for review in January 2026. In September 2025, the EPA announced a proposal to end the GHG Reporting Program for all sectors except petroleum and natural gas systems (excluding reporting for natural gas distribution, which would also be eliminated under the proposal) and deferring reporting for petroleum and natural gas systems until 2034. In December 2025, the EPA issued a final rule extending several compliance deadlines and timeframes associated with the 2024 methane rules.

Climate change could have an effect on the severity of weather events (including hurricanes and floods), sea levels, wildfires, the arability of farmland, and water availability and quality. If such effects were to occur, our operations have the potential to be adversely affected. Potential adverse effects could include disruption of our business activities, including, for example, damages to our facilities from powerful winds or floods, or increases in our costs of operation or reductions in the efficiency of our operations, as well as potentially increased costs for insurance coverages in the aftermath of such effects. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the transportation or process related services provided by companies or suppliers with whom we have a business relationship. In addition, the demand for and consumption of our products and services (due to change in costs, consumer demand and weather patterns), and the economic health of the regions in which we operate, could have a material adverse effect on our business, financial condition, results of operations and cash flows. We may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change.

Clean Water Act

The Federal Water Pollution Control Act of 1972, as amended, also known the Clean Water Act and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including hydrocarbon-bearing wastes, into state waters and waters of the U.S. Pursuant to the Clean Water Act and similar state laws, a National Pollutant Discharge Elimination System permit, or a state permit, or both, must be obtained to discharge pollutants into federal and state waters. In addition, the Clean Water Act and analogous state laws require that individual permits or coverage under general permits be obtained by subject facilities for discharges of storm water runoff. Furthermore, the Clean Water Act potentially requires individual permits or qualification for nationwide permits for activities that involve the discharge of dredged or fill material into waters of the U.S. The definition of “waters of the United States” for purposes of determining federal jurisdiction under the Clean Water Act has expanded and contracted with changes in presidential administrations and has been the subject of a series of U.S. Supreme Court decisions. For example, in March 2025, the EPA and the U.S. Army Corps of Engineers issued a new guidance memorandum regarding the revised definition of “waters of the United States” under the 2023 U.S. Supreme Court decision, and in November 2025, proposed a new rule narrowing the definition of “waters of the United States.” If this proposed rule is finalized, it may be subject to litigation. To the extent that any future Supreme Court decisions or final rules expand the scope of the Clean Water Act's jurisdiction, we could face increased costs and delays with respect to permitting. We believe that we are in substantial compliance with Clean Water Act permitting requirements as well as the conditions imposed thereunder, and that our continued compliance with such existing permit conditions will not have a material adverse effect on our business, financial condition or results of operations.

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

Jones Act

The Jones Act is a federal law that restricts maritime transportation between locations in the U.S. to vessels built and registered in the U.S. and owned and manned by U.S. citizens. Since we engage in maritime transportation between locations in the U.S., we are subject to the provisions of the law. As a result, we are responsible for monitoring the ownership of our subsidiaries that engage in maritime transportation and for taking any remedial action necessary to ensure that no violation of the Jones Act ownership restrictions occurs. The Jones Act also requires that all U.S.-flagged vessels be manned by U.S. citizens. Foreign-flagged seamen generally receive lower wages and benefits than those received by U.S. citizen seamen. This requirement significantly increases operating costs of U.S.-flagged vessel operations compared to foreign-flagged vessel operations. In addition, certain foreign governments subsidize their nations’ shipyards resulting in lower costs at the shipyard both for new vessels and repairs than those paid at U.S. shipyards. The U.S. Coast Guard and American Bureau of Shipping maintain a stringent regimen of vessel inspections, which tends to result in higher regulatory compliance costs for U.S.-flagged operators than for owners of vessels registered under foreign flags of convenience.

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

    Transportation Regulations

    Our trucking operations are subject to regulation by the U.S. Department of Transportation and by various state agencies under the Federal Motor Carrier Safety Act and the Hazardous Materials Transportation Act and analogous state laws. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations, regulatory safety, driver licensing and insurance requirements, and the shipment and packaging of hazardous materials. Additional regulations apply specifically to the trucking industry, including testing and specification of equipment and product handling requirements. The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Some of these possible changes include increasingly stringent environmental regulations; changes in the hours of service regulations, which govern the amount of time a driver may drive or work in any specific period; onboard black box recorder device requirements; or limits on vehicle weight and size. Moreover, various legislative proposals are occasionally introduced, including proposals to increase federal, state, or local taxes on motor fuels, among other things, which may increase our costs or adversely impact the recruitment of drivers. We cannot predict whether, or in what form, any increase in such taxes or regulatory or legislative changes applicable to us will be enacted.

Human Capital

We do not have any employees. Under our Omnibus Agreement with Martin Resource Management Corporation, Martin Resource Management Corporation provides us with corporate staff and support services. These services include centralized corporate functions, such as accounting, treasury, engineering, information technology, insurance, administration of employee benefit plans and other corporate services. Martin Resource Management Corporation has approximately 1,723 employees of which 1,311 individuals, including 59 individuals represented by labor unions, provide direct support to our operations as of December 31, 2025. Martin Resource Management Corporation employees are responsible for conducting our business and operating our assets on our behalf. In addition, we benefit from our relationship with Martin Resource Management Corporation through access to a significant pool of management expertise and established relationships throughout the industries in which we operate.

Financial Information about Segments

Information regarding our operating revenues and identifiable assets attributable to each of our segments is presented in Note 17 to our consolidated financial statements included in this Annual Report.

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
Changes in U.S. foreign trade policies, including the imposition of tariffs and other trade barriers, and efforts to withdraw from or materially modify international trade agreements, may materially and adversely affect our business, operations and financial condition.
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
Our adoption and use of artificial intelligence technologies present operational, legal and compliance risks that could increase our costs and expose us to liability.

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
Unitholders may be required to pay taxes on income from us, even if they do not receive any cash distributions from us.
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

•environmental regulation; and

•the ability of oil and gas companies to generate or otherwise obtain funds for exploration and production

    As a result of the decline in commodity prices over the last several years, offshore development activity in the Gulf of America declined substantially, diminishing demand for our terminalling and storage services. We can offer no assurance whether or when those activity levels will improve. Even if such activity levels improve, we expect such activity to continue to be volatile and affect demand for our terminalling and storage services.

We have a significant amount of indebtedness. Debt we owe or incur in the future could limit our flexibility to obtain financing, to pursue other business opportunities, and to pay distributions to our unitholders.

As of December 31, 2025, we had approximately $439.0 million in principal amount of debt outstanding (including $39.0 million outstanding under our credit facility). Our indebtedness could have important consequences, including the following:

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

Our primary sources of liquidity to meet operating expenses, service our indebtedness, pay distributions to our unitholders and fund capital expenditures have historically been provided by cash flows generated by our operations, borrowings under our credit facility and access to the debt and equity capital markets. Accessing capital in the capital markets has become difficult for many companies in the energy industry, in particular, leveraged companies similar to us. Low and volatile commodity prices have also caused and may continue to cause lenders to increase interest rates, enact tighter lending standards, refuse to refinance existing debt around maturity on favorable terms or at all and may reduce or cease to provide funding to borrowers. Our inability to access the capital or credit markets on favorable terms could have a material adverse effect on our business, financial condition, results of operations, cash flows and liquidity and our ability to repay or refinance our debt.

The covenants in our debt instruments restrict our ability to incur additional indebtedness. For instance, while our credit facility had $130.0 million in lender commitments at December 31, 2025, the amount we were able to borrow was limited by the financial covenants contained therein.

Fluctuations in interest rates could materially affect our financial results

    Borrowings under our credit facility are at variable rates. Because a portion of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense. Based on our floating rate debt outstanding as of December 31, 2025, a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $0.4 million annually.

We are exposed to counterparty risk in our credit facility and we may not be able to access funds under our credit facility if there is a default.

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

•an unexpected diversion of our management's attention from our other operations.

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

In March 2024, the SEC finalized extensive climate-related disclosure rules that require U.S. public companies to significantly expand climate-related disclosures in their SEC filings. These rules have been subject to litigation and have been stayed pending judicial review and further action by the SEC. States have also enacted climate-related disclosure rules, including California, which passed climate-related disclosure mandates broader than the SEC's final rules in September 2023. The California rules have also been subject to litigation, which is ongoing.

In the U.S., no comprehensive climate change legislation has been implemented at the federal level. However, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the U.S., and implement New Source Performance Standards directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and natural gas sector, including midstream sources. In March 2024, the EPA published strict new methane emission regulations for certain oil and gas facilities and the federal tax legislation enacted in 2022 established a charge on methane emissions above certain limits from the same facilities, which rule was finalized in November 2024. Under the Trump Administration, there has been a shift away from the previous administration’s GHG program. For example, the methane emissions charge regulations were repealed in March 2025 and the imposition of the charge under the 2022 tax legislation was postponed until 2034 under the OBBBA. Though the methane emissions change regulations were repealed in March 2025, the legislation did not repeal the tax itself. In July 2025, the EPA released a proposed rule which would rescind its 2009 finding under the Clean Air Act that GHGs endanger the public health and welfare of current and future generations. The final draft rule of which was sent to the White House Office of Management and Budget for review in January 2026. In September 2025, the EPA announced a proposal to end the GHG Reporting Program for all sectors except petroleum and natural gas systems (excluding reporting for natural gas distribution, which would also be eliminated under the proposal) and deferring reporting for petroleum and natural gas systems until 2034. In December 2025, the EPA issued a final rule extending several compliance deadlines and timeframes associated with the 2024 methane rules. Despite potential changes with respect to the federal regulation of GHGs, various states and groups of states have adopted or are considering adopting legislation, regulations, or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and various other measures that would restrict emissions of GHGs from different industrial sectors.

At the international level, pursuant to the Paris Agreement, over 190 countries have committed to limiting their GHG emissions through individually-determined reduction goals every five years after 2020. In November 2020, the U.S. formally withdrew from the Paris Agreement. However, the U.S. rejoined the Paris Agreement on February 19, 2021. As part of rejoining the Paris Agreement, the former President announced that the U.S. would commit to a 50 to 52 percent reduction from 2005 levels of GHG emissions by 2030 and set the goal of reaching net-zero GHG emissions by 2050. In December 2023, the United Nations Climate Change Conference ("COP 28") held in Dubai issued its first global stocktake agreement, which called on parties, including the United States, to contribute to the transitioning away from fossil fuels, reduce methane emissions, and increase renewable energy capacity to achieve net zero emissions by 2050. However, on January 20, 2025, President Trump signed an executive order to withdraw the United States from the Paris Agreement, marking a significant shift in federal climate policy. Pursuant to the terms of the Paris Agreement, the withdrawal took effect on January 27, 2026 and on January 7, 2026, it was announced that the United States will also withdraw from the United Nations Framework Convention on Climate Change. State and local GHG initiatives may continue despite the U.S. withdrawal from the Paris Agreement. State, local, and international regulatory measures continue to have the potential to increase our operating costs through direct regulation of GHG emissions resulting from our and our suppliers operations and could also indirectly adversely affect our operations by decreasing demand for our services and products.

Our business could be impacted by initiatives to address greenhouse gases and climate change and incentives to conserve energy or use alternative energy sources. For example, the federal tax legislation enacted in 2022, includes incentives to increase renewable energy, such as wind and solar electric generation, and encourages consumers to use these alternative energy sources. However, disbursements under the IRA have been paused by the Trump Administration. Such federal tax legislation and similar state or federal initiatives to incentivize a shift away from fossil fuels could reduce demand for hydrocarbons, thereby reducing demand for our products and services and negatively impacting our business.

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

    Our operations are primarily concentrated in the Gulf Coast region of the U.S. and along the Mississippi River inland waterway. Weather in these regions is sometimes severe (including tropical storms and hurricanes) and can be a major factor in our day-to-day operations. Our marine transportation operations can be significantly delayed, impaired or postponed by adverse weather conditions, such as fog in the winter and spring months and certain river conditions. Additionally, our marine transportation operations and our assets in the Gulf of America, including our barges, push boats, tugboats and terminals, can be adversely impacted or damaged by hurricanes, tropical storms, tidal waves or other related events. Demand for our lubricants and the diesel fuel we throughput in our Terminalling and Storage segment can be affected if offshore drilling operations are disrupted by weather in the Gulf of America.

In addition, our assets are vulnerable to winter storms and extreme cold weather. For example, in February 2021, we were negatively impacted by Winter Storm Uri ("Uri"), an unprecedented storm bringing extreme cold temperatures and freezing precipitation to Texas and the surrounding areas, which resulted in Gulf Coast refineries running at reduced rates or halting operations entirely. The majority of the impact we experienced was centered around our transportation and sulfur services segments, where we saw reduced activity due to Uri's impact on Gulf Coast refinery utilization. Additionally, our Smackover Refinery was down approximately nine days due to Uri.

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

We periodically evaluate goodwill and long-lived assets for impairment. Our impairment analyses for long-lived assets require management to apply judgment in evaluating whether events and circumstances are present that indicate an impairment may have occurred. If we believe an impairment may have occurred, judgments are then applied in estimating future cash flows and useful lives, as well as assessing the probability of different outcomes. To perform the impairment assessment for goodwill, we use a discounted cash flow analysis, supplemented by a market approach analysis. Key assumptions in the analysis include industry and economic factors, future operating results and discount rates. In estimating cash flows, we use present economic conditions, as well as future expectations. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to impairment charges. Adverse changes in our business or the overall operating environment may affect our estimate of future operating results, which could result in future impairment due to the potential impact on our operations and cash flows.

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

    Decreasing energy prices could adversely affect our results of operations. U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions such as those between Ukraine and Russia, which has devolved into military conflict. Commodity prices also have been impacted by political instability in China and the Middle East (including the conflict in Israel and the conflict in Venezuela). If commodity prices remain weak for a sustained period, our terminalling throughput volumes may be negatively impacted, particularly as producers are curtailing or redirecting drilling, adversely affecting our results of operations. A sustained decline in commodity prices could result in a decrease in activity in the areas served by certain of our terminalling and storage and transportation assets resulting in reduced utilization of these assets.

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

    Our business is subject to federal, state and local environmental laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of human health, natural resources and the environment. These laws and regulations may impose numerous obligations that are applicable to our operations, such as: requiring the acquisition of permits to conduct regulated activities; restricting the manner in which we can release materials into the environment; requiring remedial activities or capital expenditures to mitigate pollution from former or current operations; and imposing substantial liabilities on us for pollution resulting from our operations. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Many environmental laws and regulations impose strict liability and, in some cases, joint and several liability. Failure to comply with such laws, regulations, and permits may result in administrative, civil, and criminal penalties, investigatory and remedial obligations and, in some circumstances, injunctions that could limit or prohibit our operations. The continuing trend in environmental regulation is to place additional restrictions and limitations on activities that may affect the environment. Accordingly, changes in environmental laws and regulations that impose more stringent or costly waste handling, storage, transport, disposal, or remediation requirements could have a material adverse effect on our operations and financial position.

Increasing scrutiny and changing expectations from stakeholders with respect to our sustainability practices may impose additional costs on us or expose us to new or additional risks.

Companies across all industries are facing increasing scrutiny from stakeholders related to their sustainability practices. Investor advocacy groups, certain institutional investors, investment funds, and other influential investors are also increasingly focused on sustainability practices and in recent years have placed increasing importance on the implications and social cost of their investments. Regardless of the industry, investors’ increased focus and activism related to sustainability and similar matters may hinder access to capital, as investors may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s sustainability practices. Companies that do not adapt to or comply with investor or stakeholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for sustainability issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected.

Our stakeholders may require us to implement sustainability procedures or standards in order to remain invested in us or before they may make further investments in us. Additionally, we may face reputational challenges in the event our sustainability procedures or standards do not meet the standards set by certain constituencies. If we do not meet our stakeholders’ expectations, our business, ability to access capital, and/or our common unit price could be harmed.

Additionally, adverse effects upon the oil and gas industry related to the worldwide social and political environment, including uncertainty or instability resulting from climate change, changes in political leadership and environmental policies, changes in geopolitical-social views toward fossil fuels and renewable energy, concern about the environmental impact of climate change and investors’ expectations regarding sustainability matters, may also adversely affect demand for our services. Any long-term material adverse effect on the oil and gas industry could have a significant financial and operational adverse impact on our business.

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

Changes in U.S. foreign trade policies, including the imposition of tariffs and other trade barriers, and efforts to withdraw from or materially modify international trade agreements, may materially and adversely affect our business, operations and financial condition.

Changes in U.S. foreign trade policies, including as a result of the Trump Administration, could lead to the imposition of additional trade barriers and tariffs on the foreign import of certain materials and products. For example, in February 2025, the U.S. government implemented an additional tariff on goods being imported from China and announced additional tariffs for goods imported into the U.S. from Mexico and Canada beginning in March 2025. In August 2025, however, the U.S. Court of Appeals for the Federal Circuit ruled that the tariffs imposed under the Trump Administration exceed presidential authority and therefore are invalid, and in February 2026, the U.S. Supreme Court affirmed such decision. The Trump Administration has since indicated its intention to impose a new 15% “global tariff.” In addition, from time to time, certain leaders in the U.S. government, including in the Trump Administration, have indicated a willingness to revise, renegotiate or terminate various existing bilateral and multilateral trade agreements. We cannot predict what additional changes to trade policy will be made by the Trump Administration or Congress, including whether existing tariff policies will be maintained or modified, what products may be subject to such policies, or whether the entry into new bilateral or multilateral trade agreements will occur, nor can we predict the effects that any such changes would have on our business. However, such steps, if adopted, could increase our costs and adversely impact our business and operations. In addition, changes in U.S. trade policy have resulted, and could again result, in reactions from U.S. trading partners, including adopting responsive trade policies. For example, in response to the U.S. government’s additional tariff on imports from China, on February 4, 2025, the Chinese government announced that it would implement a tariff on certain goods being imported into China from the U.S. There can be no assurance that such changes in U.S. or foreign trade policy or in laws and policies governing foreign trade, and any resulting negative sentiments towards the United States as a result of such changes, would not materially and adversely affect our business, financial condition and results of operations.

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

We are reliant on technology to improve efficiency in our business. Information technology systems are critical to our operations and those of our third-party providers with whom we are connected. These systems could be a potential target for a cyber-security attack as they are used to store and process sensitive information regarding our operations, financial position, and information pertaining to our customers and vendors. Dependence on automated systems may increase the risks related to operational systems failures and breaches of critical operational or financial controls, and tampering or deliberate manipulation of such systems may result in losses that are difficult to detect. Any material failure, interruption of service, compromise of data security, or cybersecurity threat or attack could adversely affect our relationships with suppliers, customers, and regulators, and resulting in negative impacts to our market share, operations, and profitability. We will have to continually upgrade our infrastructure and applications to reduce or mitigate these risks. Security breaches in our information technology systems could result in theft, destruction, loss, misappropriation, or release of protected, confidential or other sensitive data including personal information of our employees, trade secrets, or other proprietary intellectual property that could adversely impact our future results. While we take the utmost precautions, we cannot guarantee safety from all threats and attacks. Some individuals and groups, including criminal organizations and state-sponsored groups, have attempted to gain unauthorized access to computer networks of U.S. businesses and mounted so-called “cyberattacks” to disable or disrupt computer systems, disrupt operations, and steal funds or data including through so-called “phishing” or social engineering schemes, which are attempts to obtain unauthorized access by targeted acts of deception against individuals with legitimate access to physical locations or information. For example, in 2021, a company in the midstream industry suffered a ransomware cyberattack that impacted computerized equipment managing a pipeline and resulted in the halt of the pipeline’s operations in order to contain the attack.

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

Our adoption and use of artificial intelligence (“AI”) technologies present operational, legal, and compliance risks that could increase our costs and expose us to liability.

We use, and expect to expand our use of, AI and machine learning tools across our operations. These tools depend on data quality, model design, human oversight, and third-party software and services. Evolving AI laws, regulations, standards, and contractual obligations may restrict certain use cases and increase compliance risk. Although we maintain internal governance over new technologies, these measures cannot eliminate all risks, and failures could adversely affect our business, results of operations, reputation, and financial condition.

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

    If unitholders are dissatisfied with the performance of our general partner, they will have a limited ability to remove our general partner. Our general partner generally may not be removed except upon the vote of the holders of at least 66 2/3% of the outstanding units voting together as a single class. As of December 31, 2025, Martin Resource Management Corporation owned 20.2% of our total outstanding common limited partner units and all of the ownership interests in MMGP, our general partner.

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

    As of December 31, 2025, Martin Resource Management Corporation owned 20.2% of our total outstanding common limited partner units and 100% of the ownership interests in MMGP. MMGP owns a 2% general partnership interest in us.

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

•Neither our Partnership Agreement nor any other agreement requires Martin Resource Management Corporation to pursue a business strategy that favors us or utilizes our assets or services. Martin Resource Management Corporation's directors and officers have a fiduciary duty to make these decisions in the best interests of the shareholders of Martin Resource Management Corporation without regard to the best interests of our unitholders;

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

Unitholders may be required to pay taxes on income from us, even if they do not receive any cash distributions from us.

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

A portion of our taxable income is earned through MTI, which is a C corporation for federal tax purposes. C corporations are subject to federal income tax on their taxable income at the corporate tax rate, which is currently 21%, and will likely pay state (and possibly local) income tax at varying rates on their taxable income. Any such entity level taxes will reduce the cash available for distribution to our unitholders. Distributions from any such C corporation are generally taxed again to unitholders as dividend income to the extent of current and accumulated earnings and profits of such C corporation. As of December 31, 2025, the maximum federal income tax rate applicable to such qualified dividend income that is allocable to individuals was 20% (plus a 3.8% net investment income tax that applies to certain net investment income earned by individuals, estates and trusts). An individual unitholders’ share of dividend and interest income from MTI or other C corporation subsidiaries would constitute portfolio income that could not be offset by the unitholders’ share of our other losses or deductions.

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

    There are a number of limitations that may prevent unitholders from using their allocable share of our losses as a deduction against unrelated income. In cases when our unitholders are subject to the passive loss rules (generally, individuals and closely-held corporations), any losses generated by us will only be available to offset our future income and cannot be used to offset income from other activities, including other passive activities or investments. Unused losses may be deducted when the unitholder disposes of its entire investment in us in a fully taxable transaction with an unrelated party. A unitholder's share of our net passive income may be offset by unused losses from us carried over from prior years but not by losses from other passive activities, including losses from other publicly traded partnerships. Other limitations that may further restrict the deductibility of our losses by a unitholder include the at-risk rules, the excess business loss limitation rules for non-corporate unitholders, and the prohibition against loss allocations in excess of the unitholder's tax basis in its units.

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

Item 1C. Cybersecurity

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

Board of Directors Oversight

The Board of Directors has oversight of cybersecurity risks and is composed of board members with diverse expertise including, risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively.

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

    From time to time, we are subject to certain legal proceedings, claims and disputes that arise in the ordinary course of our business. Although we cannot predict the outcomes of these legal proceedings, these actions, in the aggregate, could have a material adverse impact on our financial position, results of operations or liquidity. A description of our legal proceedings is included in "Item 8. Financial Statements and Supplementary Data, Note 18. Commitments and Contingencies" and is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Our Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common units are traded on the NASDAQ under the symbol "MMLP." As of February 23, 2026, there were approximately 150 holders of record of our common units representing limited partner interests. The number of holders of record does not include beneficial owners of our common units whose units are held in street name by brokers, banks or other nominees.

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

    Quarterly Distribution. On January 22, 2026, we declared a quarterly cash distribution of $0.005 per common unit for the fourth quarter of 2025, or $0.02 per common unit on an annualized basis, which was paid on February 13, 2026 to unitholders of record as of February 6, 2026.

Securities Authorized for Issuance Under Equity Compensation Plans

A description of those securities authorized for issuance under equity compensation plans is included in “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and is incorporated herein by reference.

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

Significant Recent Developments

Tariffs and Trading Relationships. In April 2025, the U.S. government announced a baseline tariff of 10% on products imported from all countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits, including China. Increased tariffs by the United States have led and may continue to lead to the imposition of retaliatory tariffs by foreign jurisdictions. Additionally, the U.S. government announced and rescinded multiple tariffs on several foreign jurisdictions, which increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. In August 2025, however, the U.S. Court of Appeals for the Federal Circuit ruled that the tariffs imposed under the Trump Administration exceed presidential authority and therefore are invalid, and in February 2026, the U.S. Supreme Court affirmed such decision. The Trump Administration has since indicated its intention to impose a new 15% “global tariff.” Any future tariffs and current uncertainties about tariffs and their effects on trading relationships may affect costs for and availability of raw materials or contribute to inflation in the markets in which we operate. Although we are continuing to monitor the economic effects of such announcements, as well as opportunities to mitigate their related impacts, costs and other effects associated with the tariffs remain uncertain.

For more information about the potential physical effects of climate change and environmental regulation on our business, see our environmental and climate change related risk factors in Section 1A “Risk Factors.”

Subsequent Events

Quarterly Distribution. On January 22, 2026, we declared a quarterly cash distribution of $0.005 per common unit for the fourth quarter of 2025, or $0.02 per common unit on an annualized basis, which was paid on February 13, 2026 to unitholders of record as of February 6, 2026.

Critical Accounting Policies and Estimates

    Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated financial statements included elsewhere herein. We prepared these financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP" or "GAAP"). The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. You should also read Note 2, "Significant Accounting Policies" in Notes to Consolidated Financial Statements. The following table evaluates the potential impact of estimates utilized during the periods ended December 31, 2025 and 2024:

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Estimates and Assumptions
Impairment of Long-Lived Assets
We periodically evaluate whether the carrying value of long-lived assets has been impaired when circumstances indicate the carrying value of the assets may not be recoverable. These evaluations are based on undiscounted cash flow projections over the remaining useful life of the asset. The carrying value is not recoverable if it exceeds the sum of the undiscounted cash flows. Any impairment loss is measured as the excess of the asset's carrying value over its fair value.	Our impairment analyses require management to use judgment in estimating future cash flows and useful lives, as well as assessing the probability of different outcomes.	Applying this impairment review methodology, no impairment was recorded during the years ended December 31, 2025 or 2024.
Impairment of Goodwill
Goodwill is subject to a fair-value based
impairment test on an annual basis, or more frequently if events or changes in circumstances indicate that the fair value of any of our reporting units is less than its carrying amount. When assessing the recoverability of goodwill, we may first assess qualitative factors in determining
whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative assessment is not required. If an initial qualitative assessment indicates that it is more likely than not the carrying amount exceeds the fair value of a reporting unit, a quantitative analysis will be performed. We may also elect to bypass the qualitative assessment and proceed directly to a quantitative analysis depending on the facts and circumstances.	As part of the quantitative evaluation, we determine fair value using accepted valuation techniques, including discounted cash flow, the guideline public company method and the guideline transaction method. These analyses require management to make assumptions and estimates regarding industry and economic factors, future operating results and discount rates. We conduct impairment testing using present economic conditions, as well as future expectations.	Based upon the most recent annual review as of August 31, 2025, no goodwill impairment exists within our reporting units for the year ended December 31, 2025. No goodwill impairment was recorded during the year ended December 31, 2024.

Our Relationship with Martin Resource Management Corporation

Martin Resource Management Corporation directs our business operations through its ownership of our general partner and under the Omnibus Agreement. In addition to the direct expenses payable to Martin Resource Management Corporation under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. For each of the years ended December 31, 2025 and 2024, the Board of Directors approved a reimbursement amount of $13.5 million, reflecting our allocable share of such expenses. The Board of Directors will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

Adjusted EBITDA and Credit Adjusted EBITDA. We define Adjusted EBITDA as EBITDA before unit-based compensation expenses, gains and losses on the disposition of property, plant and equipment, impairment and other similar non-cash adjustments, transaction costs associated with business combination, merger, and divestiture activities, equity in earnings (loss) from unconsolidated entities, and non-cash contractual revenue deferral adjustments. Adjusted EBITDA is used as a supplemental performance and liquidity measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts, and others, to assess:

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

We define Credit Adjusted EBITDA as Adjusted EBITDA plus pro forma adjustments associated with business combinations or material projects and capitalized interest. Credit Adjusted EBITDA is used as a supplemental performance and liquidity measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts, and others to provide additional information regarding the calculation of, and compliance with, certain financial covenants in the Partnership’s Third Amended and Restated Credit Agreement.

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

Distributable Cash Flow. We define Distributable Cash Flow as net cash provided by (used in) operating activities, plus changes in operating assets and liabilities which (provided) used cash, transaction costs associated with business combination, merger, and divestiture activities, and non-cash contractual revenue deferral adjustments, less maintenance capital expenditures and plant turnaround costs. Distributable Cash Flow is a significant performance measure used by our management and by external users of our financial statements, such as investors, commercial banks and research analysts, to compare basic cash flows generated by us to the cash distributions we expect to pay unitholders. Distributable Cash Flow is also an important financial measure for our unitholders since it serves as an indicator of our success in providing a cash return on investment. Specifically, this financial measure indicates to investors whether or not we are generating cash flow at a level that can sustain or support an increase in our quarterly distribution rates. Distributable Cash Flow is also a quantitative standard used throughout the investment community with respect to publicly-traded partnerships because the value of a unit of such an entity is generally determined by the unit's yield, which in turn is based on the amount of cash distributions the entity pays to a unitholder.

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

The following tables reconcile the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the years ended December 31, 2025 and 2024, which represents EBITDA, Adjusted EBITDA, Credit Adjusted EBITDA, Distributable Cash Flow, and Adjusted Free Cash Flow:

Reconciliation of Net Loss to EBITDA, Adjusted EBITDA, and Credit Adjusted EBITDA

	Year Ended December 31,
	2025	2024
	(in thousands)
Net loss	$(14,745)	$(5,207)
Adjustments:
Interest expense	57,787	57,706
Income tax expense	4,772	4,197
Depreciation and amortization	50,197	50,787
EBITDA	98,011	107,483
Adjustments:
Gain on disposition of property, plant and equipment	(2,039)	(1,584)
Transaction expenses related to the terminated merger with Martin Resource Management Corporation	1,021	3,674
Equity in loss of DSM Semichem LLC	1,116	624
Non-cash contractual revenue deferral adjustment	746	221
Unit-based compensation	186	187
Adjusted EBITDA	99,041	110,605
Adjustments:
Pro-forma adjustment related to ELSA project	—	2,655
Capitalized interest	137	1,153
Credit Adjusted EBITDA	$99,178	$114,413

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA, Credit Adjusted EBITDA, Distributable Cash Flow, and Adjusted Free Cash Flow

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$46,126	$48,351
Interest expense [1]	52,107	52,221
Current income tax expense	3,852	3,943
Transaction expenses related to the terminated merger with Martin Resource Management Corporation	1,021	3,674
Non-cash contractual revenue deferral adjustment	746	221
Changes in operating assets and liabilities which (provided) used cash:
Accounts and other receivables, inventories, and other current assets	1,471	14,037
Trade, accounts and other payables, and other current liabilities	(6,420)	(10,424)
Other	138	(1,418)
Adjusted EBITDA	99,041	110,605
Pro-forma adjustment related to ELSA project	—	2,655
Capitalized interest	137	1,153
Credit Adjusted EBITDA	99,178	114,413
Adjustments:
Interest expense	(57,787)	(57,706)
Income tax expense	(4,772)	(4,197)
Deferred income taxes	920	254
Amortization of deferred debt issuance costs	3,280	3,085
Amortization of discount on notes payable	2,400	2,400
Payments for plant turnaround costs	(7,368)	(10,897)
Maintenance capital expenditures	(19,285)	(23,233)
Distributable Cash Flow	16,566	24,119
Principal payments under finance lease obligations	(14)	(9)
Investment in DSM Semichem LLC	—	(6,938)
Expansion capital expenditures	(4,968)	(18,493)
Adjusted Free Cash Flow	$11,584	$(1,321)

1 Net of amortization of debt issuance costs and discount, which are included in interest expense but not included in net cash provided by (used in) operating activities.

Results of Operations

    The results of operations for the years ended December 31, 2025 and 2024 have been derived from our consolidated financial statements. Discussions of the year ended December 31, 2023 that are not included in this Annual Report and year-to-year comparisons of the year ended December 31, 2024 and the year ended December 31, 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and the Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following table sets forth our operating revenues and operating income by segment for the years ended December 31, 2025 and 2024.

	Operating Revenues	Revenues Intersegment Eliminations	Operating Revenues after Eliminations	Operating Income (loss)	Operating Income Intersegment Eliminations	Operating Income (loss) after Eliminations
	(In thousands)
Year Ended December 31, 2025:
Terminalling and storage	$98,287	$(7,456)	$90,831	$14,590	$(7,178)	$7,412
Specialty products	248,803	(109)	248,694	13,405	8,485	21,890
Sulfur services	164,079	—	164,079	15,846	15,328	31,174
Transportation	229,009	(16,500)	212,509	21,041	(16,635)	4,406
Indirect selling, general and administrative	—	—	—	(15,985)	—	(15,985)
Total	$740,178	$(24,065)	$716,113	$48,897	$—	$48,897

Year Ended December 31, 2024:
Terminalling and storage	$96,555	$(7,488)	$89,067	$11,098	$(7,213)	$3,885
Specialty products	264,945	(95)	264,850	17,038	8,736	25,774
Sulfur services	129,772	(1)	129,771	18,531	14,491	33,022
Transportation	239,807	(15,873)	223,934	30,184	(16,014)	14,170
Indirect selling, general and administrative	—	—	—	(19,556)	—	(19,556)
Total	$731,079	$(23,457)	$707,622	$57,295	$—	$57,295

Terminalling and Storage Segment

Comparative Results of Operations for the Years Ended December 31, 2025 and 2024

	Year Ended December 31,		Variance	Percent Change
	2025	2024
	(In thousands)

Revenues	$98,287	$96,555	$1,732	2%
Cost of products sold	—	72	(72)	(100)%
Operating expenses	59,182	60,409	(1,227)	(2)%
Selling, general and administrative expenses	3,239	3,324	(85)	(3)%
Depreciation and amortization	21,209	22,757	(1,548)	(7)%
	14,657	9,993	4,664	47%
Other operating income (loss), net	(67)	1,105	(1,172)	(106)%
Operating income	$14,590	$11,098	$3,492	31%

Shore-based throughput volumes (gallons)	164,479	170,407	(5,928)	(3)%
Smackover refinery throughput volumes (guaranteed minimum BBL per day)	6,500	6,500	—	—%

Revenues. Revenues increased $1.7 million compared to the prior year. Revenues at our underground storage terminals increased $1.3 million, driven by higher storage revenue of $2.4 million, partially offset by decreases in throughput revenue of $1.0 million and reservation fees of $0.1 million. Revenues at our Smackover refinery increased $1.0 million, reflecting higher throughput revenue of $0.9 million, increased reservation fees of $0.5 million, and higher other revenue of $0.2 million, partially offset by a $0.6 million decrease in natural gas surcharge revenue. Revenues at our shore-based terminals decreased $0.4 million, primarily due to lower space rental revenue of $0.6 million, partially offset by a $0.3 million increase in throughput revenue. Revenues at our specialty terminals decreased $0.2 million, driven by lower service revenue of $0.5 million, partially offset by increases in throughput revenue of $0.2 million and storage revenue of $0.1 million.

Operating expenses. Operating expenses decreased $1.2 million compared to the prior year. Expenses at our Smackover refinery decreased $1.3 million, primarily due to lower insurance claim expense of $1.5 million related to the 2024 crude pipeline spill. This was offset by higher employee-related expenses of $0.8 million, increased natural gas utility costs of $0.7 million, and higher lease expense of $0.2 million related to operating equipment. Expenses at our shore-based terminals and underground storage terminals decreased $0.5 million and $0.2 million, respectively, primarily due to lower repairs and maintenance costs. Expenses at our specialty terminals increased $0.4 million, reflecting higher insurance premiums of $0.3 million, increased employee-related expenses of $0.3 million, higher natural gas utility costs of $0.2 million, and increased waste disposal expense of $0.2 million, partially offset by lower repairs and maintenance expense of $0.6 million.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased primarily due to lower employee-related expenses.

Depreciation and amortization. Depreciation and amortization decreased primarily due to recent asset disposals, partially offset by depreciation associated with capital expenditures.

Other operating income (loss), net. Other operating income (loss), net consists primarily of gains and losses from the disposition of property, plant and equipment.

Transportation Segment

Comparative Results of Operations for the Years Ended December 31, 2025 and 2024

	Year Ended December 31,		Variance	Percent Change
	2025	2024
	(In thousands)
Revenues	$229,009	$239,807	$(10,798)	(5)%
Operating expenses	188,437	185,813	2,624	1%
Selling, general and administrative expenses	9,820	11,496	(1,676)	(15)%
Depreciation and amortization	11,768	13,027	(1,259)	(10)%
	18,984	29,471	(10,487)	(36)%
Other operating income, net	2,057	713	1,344	188%
Operating income	$21,041	$30,184	$(9,143)	(30)%

Revenues. Revenues decreased $10.8 million compared to the prior year. In our marine transportation division, inland revenues decreased $5.0 million, primarily due to lower transportation rates and reduced utilization associated with reduced demand and downtime related to equipment repairs and scheduled regulatory inspections. In the third quarter of 2025, the marine transportation business experienced a significant decline in demand for inland barge fuel transportation which was unexpected entering the quarter. Barge utilization also declined significantly as refineries favored lighter crude slates, shifting transportation demand away from barges and into pipelines. Offshore revenues increased $1.9 million, reflecting higher transportation rates, partially offset by lower utilization related to a scheduled regulatory inspection. Pass-through revenue (primarily fuel) increased $0.9 million. In our land transportation division, freight revenue decreased $7.0 million, primarily due to a 5% decrease in total miles. Ancillary revenue decreased $2.6 million.

Operating expenses. Operating expenses increased $2.6 million compared to the prior year. The increase was primarily due to higher lease expense of $4.3 million related to new equipment placed into service, increased insurance premiums and claims of $2.1 million, and higher shop expenses of $0.6 million. These increases were partially offset by lower employee-related expenses of $2.6 million, decreased repairs and maintenance of $1.2 million, and reduced pass-through expenses (primarily fuel) of $0.6 million.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $1.7 million compared to the prior year, primarily due to a $0.9 million reduction in the allowance for uncollectible accounts receivable related to a reserve release and lower employee-related expenses of $0.7 million.

Depreciation and amortization. Depreciation and amortization decreased $1.3 million compared to the prior year, primarily due to recent asset disposals, partially offset by depreciation associated with capital expenditures placed into service.

Other operating income, net. Other operating income, net consists primarily of gains from the disposition of property, plant and equipment.

Sulfur Services Segment

Comparative Results of Operations for the Years Ended December 31, 2025 and 2024

	Year Ended December 31,		Variance	Percent Change
	2025	2024
	(In thousands)
Revenues:
Services	$16,441	$14,572	$1,869	13%
Products	147,638	115,200	32,438	28%
Total revenues	164,079	129,772	34,307	26%

Cost of products sold	113,766	79,984	33,782	42%
Operating expenses	13,875	12,178	1,697	14%
Selling, general and administrative expenses	6,410	7,012	(602)	(9)%
Depreciation and amortization	14,197	11,769	2,428	21%
	15,831	18,829	(2,998)	(16)%
Other operating income (loss), net	15	(298)	313	105%
Operating income	$15,846	$18,531	$(2,685)	(14)%

Sulfur (long tons)	556.0	407.0	149.0	37%
Fertilizer (long tons)	277.0	223.0	54.0	24%
Sulfur services volumes (long tons)	833.0	630.0	203.0	32%

    Services revenues.  Services revenues increased $1.9 million compared to the prior year. An increase of $1.5 million primarily reflects reservation fees received from our ELSA joint venture beginning in the fourth quarter of 2024, as well as contractually prescribed, index-based fee adjustments.

Products revenues.  Products revenues increased $32.4 million compared to the prior year. The increase was driven by a 32% rise in sales volumes, including a 37% increase in sulfur volumes, which contributed $36.0 million. This volume growth was partially offset by a 3% decline in average sales prices, which reduced revenues by $3.5 million.

Cost of products sold.  Cost of products sold increased $33.8 million compared to the prior year. A 32% increase in sales volumes increased cost of products sold by $27.7 million. In addition, an 8% increase in product costs, reflecting higher underlying commodity prices, increased costs by $6.1 million. As a result, margin per ton decreased $15.24, or 27%, as higher commodity costs outpaced pricing.

Operating expenses. Operating expenses increased $1.7 million compared to the prior year, primarily due to higher outside services expense of $0.8 million, marine operating expenses of $0.4 million, marine pass-through expenses of $0.3 million, and utilities expense of $0.2 million.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.6 million compared to the prior year, primarily due to lower employee-related costs.

Depreciation and amortization.  Depreciation and amortization increased $2.4 million compared to the prior year, primarily due to the amortization of higher turnaround costs and capital expenditures placed into service.

    Other operating income (loss), net.  Other operating income (loss), net consists primarily of gains and losses from the disposition of property, plant and equipment.

Specialty Products Segment

    Comparative Results of Operations for the Years Ended December 31, 2025 and 2024

	Year Ended December 31,		Variance	Percent Change
	2025	2024
	(In thousands)
Products revenues	$248,803	$264,945	(16,142)	(6)%
Cost of products sold	225,736	237,403	(11,667)	(5)%
Operating expenses	—	102	(102)	(100)%
Selling, general and administrative expenses	6,673	7,232	(559)	(8)%
Depreciation and amortization	3,023	3,234	(211)	(7)%
	13,371	16,974	(3,603)	(21)%
Other operating income, net	34	64	(30)	(47)%
Operating income	$13,405	$17,038	$(3,633)	(21)%

NGL sales volumes (Bbls)	2,432	2,307	125	5%
Other specialty products volumes (Bbls)	363	346	17	5%
Total specialty products volumes (Bbls)	2,795	2,653	142	5%

    Product Revenues. Product revenues decreased $16.1 million compared to the prior year. The decline was primarily driven by an 11% decrease in average sales prices, which reduced revenues by $28.8 million. This was partially offset by a 5% increase in sales volumes, contributing $12.6 million.

Cost of Products Sold. Cost of products sold decreased $11.7 million compared to the prior year. Lower average cost per barrel, down 10%, reduced costs by $23.1 million. However, the increase in sales volumes partially offset this benefit, increasing costs by $11.5 million. As a result, margin per barrel decreased $2.13, or 21%, as price compression outpaced the benefit of lower input costs.

    Operating expenses. Operating expenses remained relatively consistent with the prior year.

    Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.6 million compared to the prior year, primarily due to lower professional fees.

Depreciation and amortization. Depreciation and amortization decreased $0.2 million compared to the prior year as certain assets became fully depreciated during the period.

    Other operating income, net. Other operating income, net consists primarily of gains and losses from the disposition of property, plant and equipment.

Interest Expense

    Comparative Components of Interest Expense, Net for the Years Ended December 31, 2025 and 2024

	Year Ended December 31,		Variance	Percent Change
	2025	2024
	(In thousands)
Credit facility	$5,350	$6,332	$(982)	(16)%
Senior notes	46,000	46,000	—	—%
Amortization of deferred debt issuance costs	3,280	3,085	195	6%
Amortization of debt discount	2,400	2,400	—	—%
Other	894	1,042	(148)	(14)%
Finance leases	5	4	—	(100)%
Capitalized interest	(137)	(1,153)	1,016	88%
Total interest expense, net	$57,787	$57,706	$81	—%

Indirect Selling, General and Administrative Expenses

	Year Ended December 31,		Variance	Percent Change
	2025	2024
	(In thousands)
Indirect selling, general and administrative expenses	$15,985	$19,556	$(3,571)	(18)%

    Indirect selling, general and administrative expenses decreased primarily due to transaction expenses associated with the terminated merger with Martin Resource Management Corporation of $2.7 million and decreased insurance claims expense of $0.7 million.

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

    Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. The Board of Directors approved the following reimbursement amounts:

	Year Ended December 31,		Variance	Percent Change
	2025	2024
	(In thousands)
Board of Directors approved reimbursement amount	$13,536	$13,508	$28	—%

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

Cash Flows - Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

    The following table details the cash flow changes between the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Variance	Percent Change
	2025	2024
	(In thousands)
Net cash provided by (used in):
Operating activities	$46,126	$48,351	$(2,225)	(5)%
Investing activities	(30,013)	(58,601)	28,588	49%
Financing activities	(16,119)	10,251	(26,370)	(257)%
Net increase (decrease) in cash and cash equivalents	$(6)	$1	$(7)	(700)%

    Net cash provided by operating activities. Net cash provided by operating activities for the year ended December 31, 2025 decreased $2.2 million, primarily as a result of a decrease in operating results and non-cash items of $9.2 million, offset by a favorable variance in changes in working capital of $7.0 million.

    Net cash used in investing activities. Net cash used in investing activities for the year ended December 31, 2025 decreased $28.6 million. A decrease in cash used of $20.8 million resulted from lower payments for capital expenditures and plant turnaround costs. A reduction in cash used of $6.9 million was attributable to the initial contribution in DSM in 2024. Additionally, we saw an increase of $0.9 million in net proceeds received from the sale of property, plant and equipment.

    Net cash provided by (used in) financing activities. Net cash provided by financing activities for the year ended December 31, 2025 decreased primarily as a result of a decrease in borrowings of long-term debt of $34.6 million, offset by a decrease in repayments of long-term debt of $9.0 million. Additionally, payments of debt issuance costs increased $0.8 million.

Total Contractual Obligations

A summary of our total contractual cash obligations as of December 31, 2025 is as follows (dollars in thousands):

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Credit facility	$39,000	$—	$39,000	$—	$—
11.5% senior secured notes, due 2028	400,000	—	400,000	—	—
Operating leases	83,997	28,017	38,763	14,226	2,991
Finance leases	54	15	33	6	—
Interest payable on finance lease obligations	6	3	3	—	—
Interest payable on fixed long-term debt obligations	97,815	46,000	51,815	—	—
Total contractual cash obligations	$620,872	$74,035	$529,614	$14,232	$2,991

The interest payable under our credit facility is not reflected in the above table because such amounts depend on the outstanding balances and interest rates, which vary from time to time.

Letters of Credit. At December 31, 2025, we had outstanding irrevocable letters of credit in the amount of $0.6 million, which were issued under our credit facility.

Off Balance Sheet Arrangements.  We do not have any off-balance sheet financing arrangements.

Description of Our Indebtedness

Credit Facility

At December 31, 2025, we maintained a $130.0 million credit facility that matures November 16, 2027. As of December 31, 2025, we had $39.0 million outstanding under the credit facility and $0.6 million of outstanding irrevocable letters of credit, leaving a maximum amount available to be borrowed under our credit facility for future borrowings and letters of credit of $90.4 million. After giving effect to our then current borrowings, outstanding letters of credit and the financial covenants contained in our credit facility, we had the ability to borrow approximately $31.4 million in additional amounts thereunder as of December 31, 2025.

Effective September 24, 2025, we entered into a Second Amendment to Fourth Amended and Restated Credit Agreement (the “Second Amendment”) with Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto, which amends the Fourth Amended and Restated Credit Agreement, dated effective as of February 8, 2023 (as previously amended, the “Credit Agreement,” and as further amended from time to time, the "credit facility”) to, among other things:

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
◦require the Partnership to maintain a maximum Total Leverage Ratio (as defined in the Credit Agreement) of not more than 4.50 to 1.00 for the fiscal quarters ended March 31, 2025 and June 30, 2025, and stepping up to 4.75 to 1.00 for the fiscal quarter ended September 30, 2025 and each fiscal quarter thereafter; and
◦require the Partnership to maintain a maximum First Lien Leverage Ratio (as defined in the Credit Agreement) of not more than 1.25 to 1.00 for the fiscal quarter ended March 31, 2025 and each fiscal quarter thereafter.

The credit facility is used for ongoing working capital needs and general partnership purposes, including to finance permitted investments, acquisitions and capital expenditures. The level of outstanding draws on our credit facility from January 1, 2025 through December 31, 2025, ranged from a low of $39.0 million to a high of $87.0 million.

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

Total Leverage Ratio	ABR Loans	Term SOFR Rate Loans and Letters of Credit
Less than 3.00 to 1.00	1.75%	2.75%
Greater than or equal to 3.00 to 1.00 and less than 3.50 to 1.00	2.00%	3.00%
Greater than or equal to 3.50 to 1.00 and less than 4.00 to 1.00	2.25%	3.25%
Greater than or equal to 4.00 to 1.00 and less than 4.50 to 1.00	2.50%	3.50%
Greater than or equal to 4.50 to 1.00	2.75%	3.75%

    The applicable margin for Adjusted Term SOFR borrowings and alternate base rate borrowings at December 31, 2025 was 3.75% and 2.75%, respectively. The applicable margin for Adjusted Term SOFR borrowings and alternate base rate borrowings at February 23, 2026 is 3.50% and 2.50%. respectively.

In addition, the credit facility contains various covenants, which, among other things, limit our and our subsidiaries’ ability to: (i) grant or assume liens; (ii) make investments (including investments in our joint ventures) and acquisitions; (iii) enter into certain types of hedging agreements; (iv) incur or assume indebtedness; (v) sell, transfer, assign or convey assets; (vi) repurchase our equity, make distributions (including a limit on our ability to make quarterly distributions to unitholders in excess of $0.005 per unit unless our Total Leverage Ratio is below 4.50:1:00, pro forma first lien leverage is less than 1.00 to 1.00, and our pro forma liquidity is greater than or equal to 35% of the commitments under our credit facility) and certain other restricted payments; (vii) change the nature of our business; (viii) engage in transactions with affiliates; (ix) enter into certain burdensome agreements; (x) make certain amendments to the Omnibus Agreement and our material agreements; and (xi) permit our joint ventures to incur indebtedness or grant certain liens.

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

    At December 31, 2025, we had cash and cash equivalents of $0.05 million and available borrowing capacity of $90.3 million under our credit facility with $39.0 million of borrowings outstanding. After giving effect to our then current borrowings, letters of credit, and the financial covenants contained in our credit facility, we had the ability to borrow approximately $31.4 million in additional amounts thereunder as of December 31, 2025.

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

    The Partnership is in compliance with all debt covenants as of December 31, 2025 and expects to be in compliance for the next twelve months.

    Interest Rate Risk

We are subject to interest rate risk on our credit facility due to the variable interest rate and may enter into interest rate swaps to reduce this variable rate risk.

Seasonality

A substantial portion of our revenues is dependent on the quantity and sales prices of products, particularly NGLs and fertilizers, which fluctuate in part based on winter and spring weather conditions. The demand for NGLs is strongest during the winter heating and blending season. The demand for fertilizers is strongest during the early spring planting season. However, our Terminalling and Storage and Transportation business segments and the molten sulfur business are typically not impacted by seasonal fluctuations and a significant portion of our net income is derived from our Terminalling and Storage, Sulfur Services and Transportation business segments. Further, extraordinary weather events, such as hurricanes, have in the past, and could in the future, impact all of our business segments.

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

Environmental Matters

    Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during 2025, 2024 or 2023.

On June 15, 2024, the Partnership experienced a spill of less than 2,500 barrels of crude oil from its transfer pipeline connecting the Sandyland Terminal to the refinery in Smackover, Union County, Arkansas. The Partnership promptly coordinated with the EPA, Arkansas Department of Energy and Environment (the “ADEE”), and Arkansas Game and Fish Commission, dedicating the necessary resources, equipment, and personnel to expedite oil recovery and cleanup activities. In October 2024, the EPA transitioned the Partnership’s response from emergency response status to remediation status under ADEE oversight. On October 11, 2024, the ADEE notified the Partnership that documentation, observations, and data indicated the Partnership completed all remedial actions to the maximum practical extent. No further remediation is required at this time. The Partnership submitted a claim related to the spill, which was accepted by its insurance carriers, subject to a reservation of rights. The Partnership’s deductible under the applicable insurance policies total $0.5 million and such deductible expense has been recorded by the Partnership in the Consolidated Statements of Operations for the year ended December 31, 2025. As of February 23, 2026, no fines or penalties have been assessed in relation to the spill.

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
Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 7.66% as of December 31, 2025. Based on the amount of unhedged floating rate debt owed by us on December 31, 2025, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $0.4 million annually.

We are not exposed to changes in interest rates with respect to our 2028 Notes as these obligations are at a fixed rate. Based on the quoted prices for identical liabilities in markets that are not active at December 31, 2025, the estimated fair value of the 2028 Notes was $415.7 million. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of a 100 basis point increase in interest rates. Such an increase in interest rates at December 31, 2025 would result in a $4.5 million decrease in the fair value of our 2028 Notes.

Item 8.	Financial Statements and Supplementary Data

The following financial statements of Martin Midstream Partners L.P. (Partnership) are listed below:

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors
Martin Midstream Partners L.P. and Martin Midstream GP LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Martin Midstream Partners L.P. and subsidiaries (the Partnership) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in capital (deficit), and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2026 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

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

Sufficiency of audit evidence over revenue

As discussed in Note 5 to the consolidated financial statements, the Partnership recorded approximately $716 million of revenue for the year ended December 31, 2025. Revenue is derived from various revenue streams including throughput and storage; land transportation, inland marine transportation and offshore marine transportation; sulfur and fertilizer product sales, sulfur services, and natural gas liquids and lubricant product sales. The Partnership’s processes used to record revenue differ for each of these revenue streams, as do the related information technology (IT) systems for certain of these revenue streams.

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
February 23, 2026

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors
Martin Midstream Partners L.P. and Martin Midstream GP LLC:

Opinion on Internal Control Over Financial Reporting

We have audited Martin Midstream Partners L.P. and subsidiaries' (the Partnership) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in capital (deficit), and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Dallas, Texas
February 23, 2026

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2025	2024
Assets
Cash	$49	$55
Trade and accrued accounts receivable, less allowance for doubtful accounts of $310 and $940, respectively	58,371	53,569
Inventories	50,248	51,707
Due from affiliates	8,942	13,694
Other current assets	12,298	11,454
Total current assets	129,908	130,479

Property, plant and equipment, at cost	970,753	954,059
Accumulated depreciation	(681,527)	(648,609)
Property, plant and equipment, net	289,226	305,450

Goodwill	16,671	16,671
Right-of-use assets	69,938	67,140
Investment in DSM Semichem LLC	6,198	7,314
Deferred income taxes, net	9,026	9,946
Intangibles and other assets, net	1,451	1,509
	$522,418	$538,509
Liabilities and Partners’ Capital (Deficit)
Current portion of long term debt and finance lease obligations	$15	$14
Trade and other accounts payable	57,814	61,599
Product exchange payables	169	798
Due to affiliates	13,286	4,927
Income taxes payable	1,580	1,283
Other accrued liabilities	51,279	46,880
Total current liabilities	124,143	115,501

Long-term debt, net	428,008	437,635
Finance lease obligations	39	55
Operating lease liabilities	48,353	47,815
Other long-term obligations	7,670	7,942
Total liabilities	608,213	608,948
Commitments and contingencies
Partners’ capital (deficit)	(85,795)	(70,439)
Total partners’ capital (deficit)	(85,795)	(70,439)
	$522,418	$538,509

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Terminalling and storage *	$90,831	$89,067	$86,514
Transportation *	212,509	223,934	223,677
Sulfur services	16,441	14,572	13,430
Product sales: *
Specialty products	248,694	264,850	346,777
Sulfur services	147,638	115,199	127,565
	396,332	380,049	474,342
Total revenues	716,113	707,622	797,963

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Specialty products *	217,157	228,600	305,903
Sulfur services *	101,466	68,364	83,702
Terminalling and storage *	—	72	75
	318,623	297,036	389,680
Expenses:
Operating expenses *	258,431	255,586	252,211
Selling, general and administrative *	42,004	48,502	40,826
Depreciation and amortization	50,197	50,787	49,895
Total costs and expenses	669,255	651,911	732,612
Other operating income (loss), net	2,039	1,584	1,373
Operating income	48,897	57,295	66,724

Other income (expense):
Interest expense, net	(57,787)	(57,706)	(60,290)
Equity in loss of DSM Semichem LLC	(1,116)	(624)	—
Loss on extinguishment of debt	—	—	(5,121)
Other, net	33	25	56
Total other income (expense)	(58,870)	(58,305)	(65,355)
Net income (loss) before taxes	(9,973)	(1,010)	1,369
Income tax expense	(4,772)	(4,197)	(5,918)
Net loss	(14,745)	(5,207)	(4,549)
Less general partner's interest in net loss	295	104	91
Less loss allocable to unvested restricted units	61	25	14
Limited partners' interest in net loss	$(14,389)	$(5,078)	$(4,444)

Net loss per unit attributable to limited partners - basic and diluted	$(0.37)	$(0.13)	$(0.11)
Weighted average limited partner units - basic and diluted	38,890,039	38,831,355	38,771,657

*Related Party Transactions Shown Below

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit amounts)
*Related Party Transactions Included Above

	Year Ended December 31,
	2025	2024	2023
Revenues:
Terminalling and storage	$72,244	$71,799	$72,138
Transportation	30,428	33,250	29,276
Sulfur Services	—	664	—
Product sales	4,243	457	8,767
Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Specialty products	28,626	31,789	35,930
Sulfur services	12,885	11,915	11,182
Terminalling and storage	—	72	75
Expenses:
Operating expenses	111,169	106,831	100,851
Selling, general and administrative	31,698	39,385	32,021

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (DEFICIT)
(Dollars in thousands)

	Partners’ Capital (Deficit)
	Common		General Partner Amount
	Units	Amount		Total
Balances – December 31, 2022	38,850,750	$(61,110)	$1,665	(59,445)

Net loss	—	(4,458)	(91)	(4,549)
Issuance of time-based restricted units	64,056	—	—	—
Cash distributions	—	(777)	(16)	(793)
Unit-based compensation	—	163	—	163
Balances – December 31, 2023	38,914,806	(66,182)	1,558	(64,624)

Net loss	—	(5,103)	(104)	(5,207)
Issuance of time-based restricted units	86,280	—	—	—
Cash distributions	—	(779)	(16)	(795)
Unit-based compensation	—	187	—	187
Balances – December 31, 2024	39,001,086	(71,877)	1,438	(70,439)

Net loss	—	(14,450)	(295)	(14,745)
Issuance of time-based restricted units	54,000	—	—	—
Cash distributions	—	(781)	(16)	(797)
Unit-based compensation	—	186	—	186
Balances – December 31, 2025	39,055,086	$(86,922)	$1,127	$(85,795)

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(14,745)	$(5,207)	$(4,549)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50,197	50,787	49,895
Amortization and write-off of deferred debt issue costs	3,280	3,085	3,978
Amortization of discount on notes payable	2,400	2,400	2,200
Deferred income tax expense	920	254	4,186
Gain on disposition or sale of property, plant, and equipment	(2,039)	(1,584)	(1,373)
Loss on extinguishment of debt	—	—	5,121
Equity in loss of DSM Semichem LLC	1,116	624	—
Unit-based compensation	186	187	163
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	(4,802)	(276)	26,348
Inventories	1,459	(8,079)	65,976
Due from affiliates	4,752	(5,770)	86
Other current assets	(2,880)	88	4,739
Trade and other accounts payable	(3,270)	10,228	(17,539)
Product exchange payables	(629)	372	394
Due to affiliates	8,359	(1,407)	(2,613)
Income taxes payable	297	631	(13)
Other accrued liabilities	1,663	600	2,880
Change in other non-current assets and liabilities	(138)	1,418	(2,411)
Net cash provided by operating activities	46,126	48,351	137,468
Cash flows from investing activities:
Payments for property, plant, and equipment	(24,768)	(42,008)	(34,317)
Payments for plant turnaround costs	(7,368)	(10,897)	(4,825)
Investment in DSM Semichem LLC	—	(6,938)	—
Proceeds from sale of property, plant, and equipment	2,123	1,242	5,482
Net cash used in investing activities	(30,013)	(58,601)	(33,660)
Cash flows from financing activities:
Payments of long-term debt	(235,500)	(244,500)	(632,197)
Payments under finance lease obligations	(14)	(9)	(9)
Proceeds from long-term debt	221,000	255,578	543,489
Payments of debt issuance costs	(808)	(23)	(14,289)
Cash distributions paid	(797)	(795)	(793)
Net cash provided by (used in) financing activities	(16,119)	10,251	(103,799)

Net increase (decrease) in cash	(6)	1	9
Cash at beginning of year	55	54	45
Cash at end of year	$49	$55	$54

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(a)       Principles of Presentation and Consolidation

    The consolidated financial statements include the financial statements of the Partnership and its wholly owned subsidiaries and equity method investees. In the opinion of the management of the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. In addition, the Partnership evaluates its relationships with other entities to identify whether they are variable interest entities under certain provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), 810-10 and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Partnership is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with ASC 810-10. No such variable interest entities existed as of December 31, 2025 or 2024.

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

(c)       Inventories

Inventories are stated at the lower of cost or net realizable value. NGLs, sulfur, and all other inventories not otherwise specified are accounted for using the FIFO method. Lubricants, greases, and lubricant packaging inventories are accounted for using standard cost, which approximates actual cost. Fertilizer inventories are accounted for using weighted average cost, which approximates actual cost.

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

Based upon the most recent annual review as of August 31, 2025, no goodwill impairment exists within the Partnership's reporting units for the year ended December 31, 2025. No goodwill impairment was recorded for the years ended December 31, 2024 or 2023.

Other intangible assets that have finite lives are tested for impairment when events or circumstances indicate that the carrying value may not be recoverable. An impairment is indicated if the carrying amount of a long-lived intangible asset exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If impairment is indicated, the Partnership would record an impairment loss equal to the difference between the carrying value and the fair value of the asset. There were no intangible asset impairments for the years ended December 31, 2025, 2024 or 2023.

(h)      Debt Issuance Costs

Debt issuance costs relating to the Partnership’s credit facility and senior notes are deferred and amortized over the terms of the debt arrangements and are shown, net of accumulated amortization, as a reduction of the related long-term debt.

In connection with the issuance, amendment, expansion and restatement of debt arrangements, the Partnership incurred debt issuance costs of $808, $23 and $14,289 in the years ended December 31, 2025, 2024 and 2023, respectively.

Amortization and write-off of debt issuance costs, which is included in interest expense, totaled $3,280, $3,085 and $3,978 for the years ended December 31, 2025, 2024 and 2023, respectively. Accumulated amortization amounted to $35,677 and $32,397 at December 31, 2025 and 2024, respectively.

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

(k) Use of Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the U.S. Actual results could differ from those estimates.

(l)      Environmental Liabilities and Litigation

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

(m)      Trade and Accrued Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Partnership’s best estimate of the amount of probable credit losses in the Partnership’s existing accounts receivable.

(n)      Deferred Catalyst Costs

The cost of the periodic replacement of catalysts is deferred and amortized over the catalyst’s estimated useful life, which ranges from 12 to 36 months.

(o)      Deferred Turnaround Costs

The Partnership capitalizes the cost of major turnarounds and amortizes these costs over the estimated period to the next turnaround, which ranges from 12 to 36 months.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
(p)      Income Taxes

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

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 requires annual and interim disclosures that are expected to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The provisions of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Partnership adopted ASU 2023-07 and its expanded segment disclosure requirements in compliance with the required adoption guidelines.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” ("ASU 2023-09"), which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The provisions of ASU 2023-09 are effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. The Partnership adopted ASU 2023-09 and its expanded disclosure requirements, on a retrospective basis, in compliance with the required adoption guidelines.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
NOTE 4. EXIT ACTIVITIES AND DIVESTITURES

    During the second quarter of 2023, the Partnership completed the exit from its butane optimization business at the conclusion of the butane selling season. This exit did not qualify as discontinued operations in accordance with ASC 205. Going forward, with respect to butane, the Partnership will operate as a fee-based butane logistics business, primarily continuing to utilize its north Louisiana underground storage assets, which have both truck and rail capability. This logistics business utilizes the Partnership's truck transportation assets for fee-based product movements. As a result of this new business model, the Partnership no longer carries butane inventory, reducing commodity risk exposure, cash flow and earnings volatility, and working capital requirements. The following revenues and costs, which are included in the financial results for all periods presented, are not expected to be incurred under the new fee-based butane logistics business model. The butane optimization business has historically been included in the Partnership's Specialty Products operating segment.

	2025	2024	2023
Products revenue	$—	$—	$70,539
Cost of products sold	—	—	72,283
Selling, general and administrative expenses	—	—	512
	$—	$—	$(2,256)

NOTE 5. REVENUE

    The following table disaggregates our revenue by major source:

	2025	2024	2023

Terminalling and storage segment
Throughput and storage	$90,831	$89,067	$86,514
	$90,831	$89,067	$86,514
Transportation segment
Land transportation	$156,300	$165,353	$166,717
Inland transportation	46,955	51,826	50,890
Offshore transportation	9,254	6,755	6,070
	$212,509	$223,934	$223,677
Sulfur service segment
Sulfur product sales	$38,380	$31,347	$30,170
Fertilizer product sales	109,258	83,852	97,395
Sulfur services	16,441	14,572	13,430
	$164,079	$129,771	$140,995
Specialty products segment
Natural gas liquids product sales	$139,940	$144,238	$214,713
Lubricant product sales	108,754	120,612	132,064
	$248,694	$264,850	$346,777

Total revenues	$716,113	$707,622	$797,963

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

Natural gas liquids product sales for 2023 include $70,539 of revenues attributable to the Partnership’s former butane optimization business, which was exited during the second quarter of 2023 (see Note 4, Exit Activities and Divestitures). Following the exit, the Partnership transitioned to a fee-based butane logistics model and no longer records product sales related to this activity.

    The table below includes estimated minimum revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the reporting period. The Partnership applies the practical expedient in ASC 606-10-50-14(a) and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

	2026	2027	2028	2029	2030	Thereafter	Total
Terminalling and Storage
Throughput and storage	$45,672	$47,042	$48,454	$49,907	$51,404	$52,947	$295,426
Specialty Products
Natural Gas Liquids	3,934	—	—	—	—	—	3,934
Sulfur Services
Product sales	14,237	14,237	14,237	—	—	—	42,711
Service revenues	10,384	7,454	6,953	6,953	2,655	36,506	70,905
Total	$74,227	$68,733	$69,644	$56,860	$54,059	$89,453	$412,976

The Partnership has non-cancelable revenue arrangements that are under the scope of ASC 842 whereby we have committed certain terminalling and storage assets in exchange for a minimum fee. Future minimum revenues the Partnership expects to receive under these non-cancelable arrangements as of December 31, 2025 are as follows: 2026 - $24,173; 2027 - $13,022; 2028 - $12,235; 2029 - $9,909; 2030 - $8,334; subsequent years - $253.

NOTE 6. INVENTORIES

Components of inventories at December 31, 2025 and 2024 were as follows:

	2025	2024
Natural Gas Liquids	$1,125	$2,814
Sulfur	1,300	1,440
Fertilizer	21,666	18,463
Lubricants	20,281	23,227
Other	5,876	5,763
	$50,248	$51,707

NOTE 7. PROPERTY, PLANT, AND EQUIPMENT

At December 31, 2025 and 2024, property, plant and equipment consisted of the following:

	Depreciable Lives	2025	2024
Land	—	$18,812	$18,812
Improvements to land and buildings	10-25 years	142,035	136,609
Storage equipment	5-50 years	131,707	130,663
Marine vessels	4-25 years	201,831	194,406
Operating plant and equipment	3-50 years	421,088	396,631
Furniture, fixtures and other equipment	3-20 years	7,629	7,908
Transportation equipment	3-7 years	39,115	43,807
Construction in progress		8,536	25,223
		$970,753	$954,059

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $40,393, $41,604 and $44,700, respectively, which includes amortization of fixed assets acquired under finance lease obligations of $15, $11, and $6. Gross assets under finance leases were $77 and $77 at December 31, 2025 and 2024, respectively. Accumulated amortization associated with finance leases was $26 and $10 at December 31, 2025 and 2024, respectively.

Additions to property, plant and equipment included in accounts payable at December 31, 2025, 2024 and 2023 were $2,146, $2,661, and $2,943, respectively. No equipment was purchased under finance lease obligations for the years ended December 31, 2025, 2024, and 2023.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

NOTE 8. GOODWILL

    The following table represents the goodwill balance by reporting unit at December 31, 2025 and 2024 as follows:

	2025	2024
Carrying amount of goodwill:
Terminalling and storage	$6,756	$6,756
Specialty products	4,229	4,229
Sulfur services	5,197	5,197
Transportation	489	489
Total goodwill	$16,671	$16,671

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

The Partnership's leases have remaining lease terms of 1 year to 11 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year. The Partnership includes extension periods and excludes termination periods from its lease term if, at commencement, it is reasonably likely that the Partnership will exercise the option.

    The components of lease expense for the years ended December 31, 2025, 2024, and 2023 were as follows:

	2025	2024	2023
Operating lease cost	$26,747	$22,256	$16,198
Finance lease cost:
Amortization of right-of-use assets	15	11	6
Interest on lease liabilities	4	3	—
Short-term lease cost	5,691	4,748	5,415
Variable lease cost	100	163	191
Total lease cost	$32,557	$27,181	$21,810

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
    Supplemental cash flow information for the years ended December 31, 2025, 2024, and 2023 related to leases were as follows:

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$48,374	$39,763	$29,820
Operating cash flows from finance leases	4	3	—
Financing cash flows from finance leases	14	9	9

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$23,402	$21,133	$38,935
Finance leases	—	77	—

Supplemental balance sheet information related to leases was as follows at December 31, 2025 and 2024:

	2025	2024
Operating Leases
Operating lease right-of-use assets	$69,938	$67,140

Current portion of operating lease liabilities included in "Other accrued liabilities"	$22,043	$19,707
Operating lease liabilities	48,353	47,815
Total operating lease liabilities	$70,396	$67,522

Finance Leases
Property, plant and equipment, at cost	$77	$77
Accumulated depreciation	(26)	(10)
Property, plant and equipment, net	$51	$67

Current installments of finance lease obligations	$15	$14
Finance lease obligations	$39	$55
Total finance lease obligations	$54	$69

Weighted Average Remaining Lease Term (years)
Operating leases	3.79	4.07
Finance leases	3.32	4.32
Weighted Average Discount Rate
Operating leases	7.56%	7.28%
Finance leases	7.00%	7.00%

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

    The Partnership’s future minimum lease obligations as of December 31, 2025 consist of the following:

	Operating Leases	Finance Leases
Year 1	$28,017	$18
Year 2	22,881	18
Year 3	15,882	18
Year 4	9,482	6
Year 5	4,743	—
Thereafter	2,991	—
Total	83,996	60
Less amounts representing interest costs	(13,600)	(6)
Total lease liability	$70,396	$54

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

There were no assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 or 2024.

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

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Notes	390,795	415,726	386,377	436,172
Total	$390,795	$415,726	$386,377	$436,172

NOTE 11. RELATED PARTY TRANSACTIONS

As of December 31, 2025, Martin Resource Management Corporation owned 7,874,446 of the Partnership’s common units representing approximately 20.2% of the Partnership’s outstanding limited partnership units. Martin Resource Management Corporation controls the Partnership's general partner by virtue of owning 100% of the membership interests in

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
Holdings, the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership. The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management Corporation’s ownership as of December 31, 2025 of approximately 20.2% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management Corporation the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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

    Effective January 1, 2024, through December 31, 2025, the Board of Directors approved an annual reimbursement amount for indirect expenses of $13,536. The Partnership reimbursed Martin Resource Management Corporation for $13,536, $13,508 and $13,982 of indirect expenses for the years ended December 31, 2025, 2024 and 2023, respectively. The Board of Directors will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

    Marine Fuel.  The Partnership is a party to an agreement with Martin Resource Management Corporation dated November 1, 2002, under which Martin Resource Management Corporation provides the Partnership with marine fuel from its locations in the Gulf of America at a fixed rate in excess of the Platt's U.S. Gulf Coast Index for #2 Fuel Oil. Under this agreement, the Partnership agreed to purchase all of its marine fuel requirements that occur in the areas serviced by Martin Resource Management Corporation.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
Other Agreements

     Cross Tolling Agreement. The Partnership is a party to an amended and restated tolling agreement with Cross Oil Refining and Marketing, Inc. ("Cross") dated October 28, 2014, under which the Partnership processes crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts for Cross. The tolling agreement expires November 25, 2031. Under this tolling agreement, Cross agreed to process a minimum of 6,500 barrels per day of crude oil at the facility at a fixed price per barrel. Any additional barrels are processed at a modified price per barrel. In addition, Cross agreed to pay a monthly reservation fee and a periodic fuel surcharge fee based on certain parameters specified in the tolling agreement. Further, certain capital improvements, to the extent requested by Cross, are reimbursed through a capital recovery fee. All of these fees (other than the fuel surcharge) are subject to escalation annually based upon an amount equal to two-thirds (2/3) times the change (increase or decrease) in the Consumer Price Index for a specified annual period.

East Texas Mack Leases. MTI leases equipment, including tractors and trailers, from East Texas Mack Sales ("East Texas Mack"). Certain of our directors or officers are owners of East Texas Mack, including entities affiliated with Ruben Martin, who owns approximately 47.2% of the issued and outstanding stock of East Texas Mack. Amounts paid to East Texas Mack for tractor and trailer lease payments and lease residuals for the fiscal years ended December 31, 2025, 2024 and 2023 were approximately $6,721, $4,998, and $3,256, respectively.

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

    The impact of related party revenues from sales of products and services is reflected in the Consolidated Statements of Operations as follows:

Revenues:	2025	2024	2023
Terminalling and storage	$72,244	$71,799	$72,138
Transportation	30,428	33,250	29,276
Sulfur services	—	664	—
Product sales:
Specialty products	578	352	8,547
Sulfur services	3,665	105	220
	4,243	457	8,767
	$106,915	$106,170	$110,181

    The impact of related party cost of products sold is reflected in the Consolidated Statements of Operations as follows:

Cost of products sold:
Specialty products	$28,626	$31,789	$35,930
Sulfur services	12,885	11,915	11,182
Terminalling and storage	—	72	75
	$41,511	$43,776	$47,187

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
    The impact of related party operating expenses is reflected in the Consolidated Statements of Operations as follows:

Operating expenses:
Transportation	$81,835	$79,441	$73,866
Sulfur services	5,609	4,888	5,738
Terminalling and storage	23,725	22,502	21,247
	$111,169	$106,831	$100,851

    The impact of related party selling, general and administrative expenses is reflected in the Consolidated Statements of Operations as follows:

Selling, general and administrative:
Transportation	$8,533	$11,218	$8,927
Specialty products	4,240	5,454	4,152
Sulfur services	3,800	5,427	3,714
Terminalling and storage	1,100	3,051	780
Indirect overhead allocation, net of reimbursement	14,025	14,235	14,448
	$31,698	$39,385	$32,021

NOTE 12. SUPPLEMENTAL BALANCE SHEET INFORMATION

    Components of "Intangibles and other assets, net" at December 31, 2025 and 2024 were as follows:

	2025	2024
Catalyst and turnaround costs	$—	$254
Other intangible assets	1	26
Other	1,450	1,229
	$1,451	$1,509

Other intangible assets consist of technology-based assets.

Amortization expense, included in "Depreciation and amortization" on the Partnership's Consolidated Statements of Operations includes amortization of intangible assets, turnaround expenses, and deferred charges. Aggregate amortization expense was $9,682, $9,050, and $5,006, for the years ended December 31, 2025, 2024 and 2023, respectively.

Estimated amortization expense for the years subsequent to December 31, 2025 are as follows: 2026 - $8,127; 2027 - $32; 2028 - $32; 2029 - $32; 2030 - $8; subsequent years - $0.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
Components of "Other accrued liabilities" at December 31, 2025 and 2024 were as follows:

	2025	2024
Accrued interest	$17,838	$17,899
Asset retirement obligations	283	—
Property and other taxes payable	3,968	4,043
Accrued payroll	7,119	5,187
Operating lease liabilities	22,043	19,707
Other	28	44
	$51,279	$46,880

The schedule below summarizes the changes in our asset retirement obligations:

	Year Ended December 31,
	2025	2024
	(In thousands)

Beginning asset retirement obligations	$5,313	$5,182
Revisions to existing liabilities [1]	—	—
Accretion expense	121	131
Liabilities settled	(117)	—
Ending asset retirement obligations	5,317	5,313
Current portion of asset retirement obligations [2]	(283)	—
Long-term portion of asset retirement obligations [3]	$5,034	$5,313

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
NOTE 13. LONG-TERM DEBT

    At December 31, 2025 and 2024, long-term debt consisted of the following:

	2025	2024
$130,000 [1] Credit facility at variable interest rate (7.66% [1] weighted average at December 31, 2025), due November 2027 [4] secured by substantially all of the Partnership’s assets, net of unamortized debt issuance costs of $1,787 and $2,242, respectively [2]	$37,213	$51,258
$400,000 Senior notes, 11.5% interest, net of unamortized debt issuance costs of $4,205 and $6,223, respectively, including unamortized discount of $5,000 and $7,400, respectively, due February 2028, secured [2,3,4]	390,795	386,377
Total	428,008	437,635
Less: current portion	—	—
Total long-term debt, net of current portion	$428,008	$437,635

    1 The interest rate fluctuates based on Adjusted Term SOFR (set on the date of each advance) or the alternate base rate plus an applicable margin. The margin is set every three months. The applicable margin for revolving loans that are SOFR loans currently ranges from 2.75% to 3.75%, and the applicable margin for revolving loans that are alternate base rate loans currently ranges from 1.75% to 2.75%. The applicable margin for SOFR borrowings and alternate base rate borrowings at December 31, 2025 is 3.75% and 2.75%, respectively. The applicable margin for SOFR borrowings and alternate base rate borrowings effective February 23, 2026 is 3.50% and 2.50%, respectively. The credit facility contains various covenants that limit the Partnership’s ability to make distributions; make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management Corporation (the "Omnibus Agreement").

    2 The Partnership was in compliance with all debt covenants as of December 31, 2025.

On September 24, 2025, Martin Operating Partnership L.P. (the “Operating Partnership”), a wholly owned subsidiary of the Partnership, the Partnership and certain of the Partnership’s other subsidiaries entered into a the Second Amendment with Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto, which amends the Fourth Amended and Restated Credit Agreement, dated effective as of February 8, 2023 (as previously amended, the “Credit Agreement”).

The Partnership entered into the Second Amendment to, among other things:

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
◦require the Partnership to maintain a maximum Total Leverage Ratio (as defined in the Credit Agreement) of not more than 4.50 to 1.00 for the fiscal quarters ended March 31, 2025 and June 30, 2025, and stepping up to 4.75 to 1.00 for the fiscal quarter ended September 30, 2025 and each fiscal quarter thereafter; and
◦require the Partnership to maintain a maximum First Lien Leverage Ratio (as defined in the Credit Agreement) of not more than 1.25 to 1.00 for the fiscal quarter ended March 31, 2025 and each fiscal quarter thereafter.

The Partnership paid cash interest, net of capitalized interest, in the amount of $52,312, $53,449, and $51,607 for the years ended December 31, 2025, 2024 and 2023, respectively. Capitalized interest was $137, $1,153, and $310 for the years ended December 31, 2025, 2024 and 2023, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
As of December 31, 2025, the Partnership had irrevocable letters of credit outstanding totaling $645.

NOTE 14. PARTNERS' CAPITAL (DEFICIT)

    As of December 31, 2025, partners’ capital consisted of 39,055,086 common limited partner units, representing a 98% partnership interest, and a 2% general partner interest. Martin Resource Management Corporation, through subsidiaries, owned 7,874,446 of the Partnership's common limited partner units representing approximately 20.2% of the Partnership's outstanding common limited partner units. MMGP, the Partnership's general partner, owns the 2% general partner interest.

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

Net Income (Loss) per Unit

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

	Years Ended December 31,
	2025	2024	2023

Net loss	$(14,745)	$(5,207)	$(4,549)
Less general partner’s interest in net loss:
Distributions payable on behalf of general partner interest	16	16	16
General partner interest in undistributed loss	(311)	(120)	(107)
Less loss allocable to unvested restricted units	(61)	(25)	(14)
Limited partners’ interest in net loss	$(14,389)	$(5,078)	$(4,444)

    The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the periods presented:

	Years Ended December 31,
	2025	2024	2023
Basic weighted average limited partner units outstanding	38,890,039	38,831,355	38,771,657
Dilutive effect of restricted units issued	—	—	—
Total weighted average limited partner diluted units outstanding	38,890,039	38,831,355	38,771,657

    All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the period presented. All common unit equivalents were antidilutive for the years ended December 31, 2025, 2024 and 2023 because the limited partners were allocated a net loss in these periods.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
NOTE 15. UNIT BASED AWARDS - LONG-TERM INCENTIVE PLANS
    The Partnership recognizes compensation cost related to unit-based awards to both employees and non-employees in its consolidated financial statements in accordance with certain provisions of ASC 718. Amounts recognized in operating expense and selling, general, and administrative expense in the consolidated financial statements with respect to these plans are as follows:

	For the Year Ended December 31,
	2025	2024	2023
Restricted unit awards
Employees	$—	$—	$—
Non-employee directors	186	187	163
Phantom unit Awards
Employees	2,176	3,070	(177)
Non-employee directors	—	—	—
Total unit-based compensation expense	$2,362	$3,257	$(14)

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

Phantom unit awards are recorded in operating expense and selling, general and administrative expense based on the fair value of the vested portion of the awards on the balance sheet date. The fair value of these awards is updated at each balance sheet date and changes in the fair value of the vested portions of the awards are recorded as increases or decreases to compensation expense within operating expense and selling, general and administrative expense in the Consolidated Statements of Operations. All of the Partnership's outstanding phantom unit awards at December 31, 2025 met the criteria to be treated under liability classification in accordance with ASC 718, given that these awards will settle in cash on the vesting date.

Compensation expense for the phantom awards is based on the fair value of the units as of the balance sheet date as further discussed below, and such costs are recognized ratably over the service period of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future periods for these awards will vary. The estimated future cash payments of these awards are presented as liabilities within "Trade and other accounts payable" and "Other long-term obligations" in the Consolidated Balance Sheets. At December 31, 2025, the total liability recognized in connection with outstanding phantom unit awards was $4,574, of which $2,905 is recorded in "Trade and other accounts payable" and $1,669 is recorded in "Other long-term obligation"s on the Consolidated Balance Sheets. At December 31, 2024, the total liability recognized in connection with outstanding phantom unit awards was $3,480, of which $1,073 is recorded in "Trade and other accounts payable" and $2,407 is recorded in "Other long-term obligations" on the Consolidated Balance Sheets. As of December 31, 2025, there was a total of $5,598 of unrecognized compensation costs related to non-vested phantom unit awards. These costs are expected to be recognized over a remaining life of 1.95 years.

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

In February 2025, the Partnership issued 18,000 TBRUs to each of the Partnership's three independent directors under the 2017 LTIP. These restricted common units vest in equal installments of 4,500 units on January 24, 2026, 2027, 2028, and 2029.

     The restricted units are valued at their fair value at the date of grant, which is equal to the market value of common units on such date. A summary of the restricted unit activity for the year ended December 31, 2025 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of year	168,864	$2.65
Granted (TBRU)	54,000	$3.62
Vested	(60,126)	$2.75
Forfeited	—	$—
Non-Vested, end of year	162,738	$2.93

Aggregate intrinsic value, end of year	$425
    A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the years ended December 31, 2025, 2024 and 2023 is provided below:

	For the Year Ended December 31,
	2025	2024	2023
Aggregate intrinsic value of units vested	$55	$46	$89
Fair value of units vested	$165	$168	$178

    As of December 31, 2025, there was $301 of unrecognized compensation cost related to non-vested time-based restricted units. That cost is expected to be recognized over a weighted-average period of 2.38 years.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
NOTE 16. INCOME TAXES

    The components of pretax income (loss) and income tax expense (benefit) from operations for the years ended December 31, 2025, 2024 and 2023 are as follows:

	2025		2024	2023
Income (loss) from continuing operations before income tax expense (benefit)
US	$(9,973)		$(1,010)	$1,369
Total	$(9,973)	-9973	$(1,010)	$1,369

Income tax expense (benefit) from continuing operations
Current tax expense (benefit)
US federal	$2,174		$2,318	$904
US state and local	1,678		1,625	828
Total current tax expense (benefit)	3,852		3,943	1,732
Deferred tax expense (benefit)
US federal	708		595	3,051
US state and local	212		(341)	1,135
Total deferred tax expense (benefit)	920		254	4,186
Total income tax expense (benefit)
US federal	2,882		2,913	3,955
US state and local	1,890		1,284	1,963
Total income tax expense (benefit)	$4,772		$4,197	$5,918

    The operations of a partnership are generally not subject to income taxes, except for Texas margin tax, because its income is taxed directly to its partners. The Texas margin tax is considered a state income tax and is included in income tax expense on the Consolidated Statements of Operations. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as income tax, and therefore, the recognition of deferred taxes applies to the margin tax. The impact on deferred taxes as a result of this provision is immaterial. State income taxes attributable to the Texas margin tax relating to the operation of the Partnership of $1,152, $925 and $440 were recorded in income tax expense for the years ended December 31, 2025, 2024 and 2023, respectively.

Total income tax expense relating to the operation of MTI, a wholly owned C-Corporation subsidiary of the Partnership (“Taxable Subsidiary”), of $3,620, $3,272 and $5,478 was recorded in income tax expense for the years ended December 31, 2025, 2024 and 2023, respectively.

The income tax expense from the Taxable Subsidiary operations for the years ended December 31, 2025, 2024, and 2023 differs from the "expected" tax expense (computed by applying the federal corporate rate of 21% to income before income taxes of the Taxable Subsidiary) as follows:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
US federal statutory income tax rate	$2,175	21.00%	$2,669	21.00%	$3,880	21.00%
Domestic federal reconciling items
Nontaxable and nondeductible items, net:
• Insurance premiums paid to non-insurance company	875	8.45%	265	2.08%	280	1.52%
• Other	36	0.35%	34	0.27%	26	0.15%
Return to provision true-up	(64)	(0.62)%	(45)	(0.36)%	45	0.24%
Other domestic federal items	16	0.15%	65	0.51%	44	0.24%
Domestic state and local income taxes, net of federal effect**	582	5.62%	284	2.23%	1,203	6.52%
Effect of changes in tax laws or rates	—	—%	—	—%	—	—%
Total	$3,620	34.95%	$3,272	25.73%	$5,478	29.67%
**State taxes in Texas made up the majority (greater than 50 percent) of the tax effect in this category

Income taxes paid (net of refunds received) for the years ended December 31, 2025, 2024 and 2023, are as follows:

	2025	2024	2023
US federal	$1,950	$2,340	$560

Domestic state and local
Florida	*	63	61
Louisiana	*	56	64
Tennessee	*	*	59
Texas	1,349	766	510
Other	223	131	150
Subtotal	1,572	1,016	844
Total	$3,522	$3,356	$1,404
*Jurisdiction is below the five percent disaggregation threshold for the period presented

Deferred taxes are the result of differences between the bases of assets and liabilities for financial reporting and income tax purposes. Significant components of deferred tax assets and liabilities at December 31, 2025 and 2024 are as follows:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

	2025	2024
Deferred tax assets:
Bad debt reserves	$95	$130
Goodwill and intangibles	8,186	9,216
Employee benefits	10	12
Operating leases	54	30
Interest expense	1,426	1,186
Tax loss carryforwards	40	118
Other	185	150
Subtotal	9,996	10,842
Less: Valuation allowance	—	—
Total net deferred tax assets	9,996	10,842

Deferred tax liabilities:
Property and equipment	(970)	(896)
Operating leases	—	—
Total deferred tax liabilities	(970)	(896)
Net deferred tax assets	$9,026	$9,946

Deferred tax assets are regularly reviewed for recoverability and a valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. In assessing the need for a valuation allowance, management considers all available positive and negative evidence, including the ability to carryback operating losses to prior periods and the expected future utilization of net operating loss carryforwards, the reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies. On the basis of these considerations, as of December 31, 2025, management believes it is more likely than not that the Taxable Subsidiary will realize the benefit of the existing deferred tax assets.

    Federal income taxes refundable related to the operation of the Taxable Subsidiary of $44 for the year ended December 31, 2024 are included in "Other current assets". "Income taxes payable" includes a state income tax liability related to the operation of the Partnership of $1,136 and $931 for the years ended December 31, 2025 and 2024, respectively. Also included in "Income taxes payable" is a federal income tax liability related to the operation of the Taxable Subsidiary of $182 for the year ended December 31, 2025 and state income tax liabilities related to the operation of the Taxable Subsidiary of $262 and $352 for the years ended December 31, 2025 and 2024, respectively.

    At December 31, 2025, MTI had net operating loss carryforwards for income tax purposes of approximately $859 related to state taxes. Of these net operating loss carryforwards, approximately $854 will expire between 2031 and 2041 and approximately $5 may be carried forward indefinitely. The federal net operating loss carryforwards were fully utilized in 2024.

    The operations of the Partnership are generally not subject to income taxes, except as discussed above, because its income is taxed directly to its partners. The net tax basis in the Partnership's assets and liabilities is greater (less) than the reported amounts on the financial statements by approximately $63,929 and $69,103 as of December 31, 2025 and 2024, respectively.

On July 4, 2025, OBBBA was enacted, which legislation included numerous revisions to U.S. federal tax law. The OBBBA legislation does not have a material impact on the Partnership’s financials.

    As of December 31, 2025, the tax years that remain open to assessment are 2022, 2023 and 2024.

NOTE 17. BUSINESS SEGMENTS

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
The following tables present selected financial information with respect to the Partnership's operating segments for the years ended December 31, 2025, 2024 and 2023.

	Terminalling and Storage	Transportation	Sulfur Services	Specialty Products	Indirect selling, general and administrative	Total
Year Ended December 31, 2025:
Operating revenues from external customers	$90,831	$212,509	$164,079	$248,694	$—	$716,113
Intersegment operating revenues	7,456	16,500	—	109	—	24,065
Total segment revenues	98,287	229,009	164,079	248,803	—	740,178

Reconciliation of revenues:
Elimination of intersegment revenues	(7,456)	(16,500)	—	(109)	—	(24,065)
Total consolidated revenues	90,831	212,509	164,079	248,694	—	716,113

Less: cost of products sold:
Direct product costs	—	—	87,008	207,556	—	294,564
Manufacturing costs (plant, labor, transportation, and other)	—	—	26,758	18,180	—	44,938
Segment gross margin	98,287	229,009	50,313	23,067	—	400,676

Less:
Employment related expenses[2]	26,696	60,987	8,636	5,787	12,274	114,380
Driver pay	—	47,071	—	—	—	47,071
Pass-through expenses	—	23,676	3,199	—	—	26,875
Utilities, materials, and supplies	14,352	2,477	965	118	—	17,912
Repairs and maintenance	4,282	17,633	714	15	—	22,644
Insurance related expenses	4,803	17,167	729	168	116	22,983
Lease expenses	4,481	20,737	465	98	—	25,781
Other segment expenses[1]	7,807	8,509	5,577	487	3,595	25,975
Depreciation and amortization	21,209	11,768	14,197	3,023	—	50,197
(Gain) loss on sale or disposition of property, plant and equipment	67	(2,057)	(15)	(34)	—	(2,039)
	83,697	207,968	34,467	9,662	15,985	351,779
Operating income (loss)	$14,590	$21,041	$15,846	$13,405	$(15,985)	$48,897

Segment assets	$156,111	$165,129	$132,397	$68,781	$—	$522,418
Capital expenditures and plant turnaround costs	$9,833	$8,693	$11,369	$1,726	$—	$31,621
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
						—
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

	Terminalling and Storage	Transportation	Sulfur Services	Specialty Products	Indirect selling, general and administrative	Total
Year Ended December 31, 2023:
Operating revenues from external customers	$86,514	$223,677	$140,995	$346,777	$—	$797,963
Intersegment operating revenues	8,945	17,249	—	86	—	26,280
Total segment revenue	95,459	240,926	140,995	346,863	—	824,243

Reconciliation of revenues:
Elimination of intersegment revenues	(8,945)	(17,249)	—	(86)	—	(26,280)
Total consolidated revenues	86,514	223,677	140,995	346,777	—	797,963
						—
Less: cost of products sold:
Direct product costs	—	—	75,002	294,005	—	369,007
Manufacturing costs (plant, labor, transportation, and other)	75	—	18,839	25,195	—	44,109
Segment gross margin	95,384	240,926	47,154	27,663	—	411,127

Less:
Employment related expenses[2]	23,018	56,244	7,997	5,463	12,755	105,477
Driver pay	—	52,650	—	—		52,650
Pass-through expenses	—	27,196	3,657	—		30,853
Utilities, materials, and supplies	16,863	2,134	1,225	157		20,379
Repairs and maintenance	4,259	22,582	340	45		27,226
Insurance related expenses	4,525	14,056	759	122		19,462
Lease expenses	3,779	11,544	375	135		15,833
Other segment expenses[1]	7,019	7,715	4,716	1,276	3,275	24,001
Depreciation and amortization	21,030	14,879	10,690	3,296	—	49,895
(Gain) loss on sale of property, plant and equipment	359	(1,775)	(17)	60	—	(1,373)
	80,852	207,225	29,742	10,554	16,030	344,403
Operating income (loss)	$14,532	$33,701	$17,412	$17,109	$(16,030)	$66,724

Segment assets	$171,320	$161,506	$103,779	$72,770	$—	$509,375
Capital expenditures and plant turnaround costs	$13,168	$7,598	$16,851	$2,519	$—	$40,136
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

Revenues from one customer in the specialty products segment was $118,207, $122,105 and $120,171 for the years ended December 31, 2025, 2024 and 2023, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
NOTE 18. COMMITMENTS AND CONTINGENCIES

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

NOTE 19. INVESTMENT IN DSM SEMICHEM LLC

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

Selected financial information for DSM is as follows:

	As of December 31,			Year ended December 31,
	Total Assets	Long-Term Debt	Members' Equity/Partners' Capital	Revenues	Net Income (Loss)

2025
DSM Semichem LLC	$113,007	$25,521	$57,598	$—	$(10,916)

2024
DSM Semichem LLC	$105,773	$31,700	$68,513	$—	$(6,240)

NOTE 20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

NOTE 21. SUBSEQUENT EVENTS

Quarterly Distribution.  On January 22, 2026, the Partnership declared a quarterly cash distribution of $0.005 per common unit for the fourth quarter of 2025, or $0.02 per common unit on an annualized basis, which was paid on February 13, 2026 to unitholders of record as of February 6, 2026.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures. In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of our general partner, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of December 31, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2025. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report appearing in "Item 8 - Financial Statements and Supplementary Data."

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

Insider Trading Plans.

During the three months ended December 31, 2025, no director or officer of our general partner adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

Name	Age	Position with the General Partner
Ruben S. Martin	74	Chairman of the Board of Directors
Robert D. Bondurant	67	President and Chief Executive Officer and Director
Randall L. Tauscher	60	Executive Vice President and Chief Operating Officer
Sharon L. Taylor	61	Executive Vice President and Chief Financial Officer
Chris H. Booth	56	Executive Vice President, Chief Legal Officer, General Counsel and Secretary
Scot A. Shoup	65	Senior Vice President of Operations
C. Scott Massey	73	Director
James M. Collingsworth	71	Director
Byron R. Kelley	78	Director

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

Board Meetings and Committees

From January 1, 2025 to December 31, 2025, the Board of Directors held 5 meetings. All directors then in office attended each of these meetings, either in person or by teleconference. Additionally, the Board of Directors undertook action four times during 2025 without a meeting by acting through written unanimous consent. We have standing conflicts, audit, compensation and nominating committees of the Board of Directors. The Board of Directors appoints the members of the Audit, Compensation, Nominating and Conflicts Committees. Each member of the Audit Committee is an independent director in accordance with NASDAQ and applicable securities laws. Each of the board committees has a written charter approved by the Board of Directors. Copies of each charter are posted on our website at www.MMLP.com under the "Corporate Governance" section. The current members of the committees, the number of meetings held by each committee from January 1, 2025 to December 31, 2025, and a brief description of the functions performed by each committee are set forth below:

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

Insider Trading Policy

We have adopted an insider trading policy and procedures governing the purchase, sale and other disposition of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable NASDAQ listing standards. A copy of our insider trading policy is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2024 and is incorporated by reference herein.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Background

We are required to provide information regarding the compensation program in place as of December 31, 2025, for the CEO, CFO and the three other most highly-compensated executive officers of our general partner as reflected in the summary compensation table set forth below (the "Named Executive Officers"). This section should be read in conjunction with the detailed tables and narrative descriptions regarding compensation below.

We are a master limited partnership and have no employees. We are managed by the executive officers of our general partner. These executive officers are employed by Martin Resource Management Corporation, a private corporation that has significant operations that are separate from ours. With the exception of our President and Chief Executive Officer, the executive officers of our general partner are also the executive officers of Martin Resource Management Corporation and devote significant time to the management of Martin Resource Management Corporation’s operations. We reimburse Martin Resource Management Corporation for a portion of the indirect general and administrative expenses, including compensation expense relating to the service of these individuals that are allocated to us pursuant to the Omnibus Agreement. Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. For the years ended December 31, 2025, 2024 and 2023 the Board of Directors approved reimbursement amounts of $13.5 million, $13.5 million and $14.0 million, respectively, reflecting our allocable share of such expenses. Please see "Item 13. Certain Relationships and Related Transactions, and Director Independence — Agreements — Omnibus Agreement" for a discussion of the Omnibus Agreement.

Compensation Objectives

As we do not directly compensate the executive officers of our general partner, we do not have any set compensation programs. The elements of Martin Resource Management Corporation’s compensation program discussed below, along with Martin Resource Management Corporation’s other rewards, are intended to provide a total rewards package designed to yield competitive total cash compensation, drive performance and reward contributions in support of the businesses of Martin Resource Management Corporation and other Martin Resource Management Corporation affiliates, including us, for which the Named Executive Officers perform services. Although we bear an allocated portion of Martin Resource Management Corporation’s costs of providing compensation and benefits to the Named Executive Officers, we do not have control over such costs and do not establish or direct the compensation policies or practices of Martin Resource Management Corporation. During 2025, Martin Resource Management Corporation paid compensation based on the performance of Martin Resource Management Corporation but did not set any specific performance-based criteria and did not have any other specific performance-based objectives.

Elements of Compensation

Martin Resource Management Corporation’s executive officer compensation package includes a combination of annual cash, long-term incentive compensation and other compensation. Elements of compensation which the Named Executive Officers may be eligible to receive from Martin Resource Management Corporation consist of the following: (1) annual base salary; (2) discretionary annual cash awards; (3) awards pursuant to the 2021 Plan, 2025 Plan, the 2017 LTIP and Martin Resource Management Corporation employee benefit plans; and (4) where appropriate, other compensation, including limited perquisites.

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

Discretionary Annual Cash Awards.  In addition to the annual base salary, the Named Executive Officers may be eligible to receive discretionary annual cash awards that, if awarded, are paid in a lump sum generally during the second quarter following the end of the fiscal year. These cash awards are designed to provide the Named Executive Officers with competitive incentives to help drive performance and promote achievement of Martin Resource Management Corporation’s business objectives. Named Executive Officers may also be eligible to receive a cash award based upon their services provided to us in the event that any such Named Executive Officer has devoted a significant amount of their time to working for us. Any such award is determined in accordance with the same methodologies as the discretionary annual cash awards for Martin Resource Management Corporation, as described below.

Employee Benefit Plan Awards.  The Named Executive Officers may be eligible to receive awards pursuant to the 2025 Plan, the 2017 LTIP and Martin Resource Management Corporation employee benefit plans. These employee benefit plan awards are designed to reward the performance of the Named Executive Officers by providing annual incentive opportunities tied to the annual performance of Martin Resource Management Corporation. In particular, these awards are provided to the Named Executive Officers in order to provide competitive incentives to these executives who can significantly impact performance and promote achievement of the business objectives of Martin Resource Management Corporation.

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

Any awards granted to the independent directors and employees of our general partner under our long-term incentive plans are described in Item 8, Note 15, "Unit Based Awards - Long-Term Incentive Plans," and are approved by the Compensation Committee.

Determination of 2025 Compensation Amounts

During 2025, elements of all compensation paid to the Named Executive Officers by Martin Resource Management Corporation consisted of the following: (1) annual base salary; (2) discretionary annual cash awards; (3) awards pursuant to the 2021 Plan, 2025 Plan or the 2017 LTIP; (4) other Martin Resource Management Corporation employee benefit plans; and (5) other compensation, including limited perquisites. With respect to the Named Executive Officers, they were paid an allocated portion of their base salaries.

Annual Base Salary.  The portions of the annual base salaries paid by Martin Resource Management Corporation to the Named Executive Officers, which are allocable to us under our Omnibus Agreement with Martin Resource Management Corporation, are reflected in the summary compensation table below. Based upon the agreement of our general partner with Martin Resource Management Corporation, we have reimbursed Martin Resource Management Corporation for approximately 67.9% of the aggregate annual base salaries paid to the Named Executive Officers by Martin Resource Management Corporation during 2025. The foregoing agreement has been developed based on an assessment of the estimated percentage of the time spent by the Named Executive Officers managing our affairs, relative to the affairs of Martin Resource Management Corporation ranging from approximately 50% to 100%. During 2025, our Named Executive Officers were Mr. Robert D. Bondurant, the President and Chief Executive Officer of our general partner, Ms. Sharon L. Taylor, an Executive Vice President and Chief Financial Officer of our general partner, Mr. Randall Tauscher, an Executive Vice President and Chief Operating Officer of our general partner, Mr. Chris Booth, the Executive Vice President, General Counsel and Secretary of our general partner, and Mr. Scot A. Shoup, Senior Vice President of Operations.

Discretionary Annual Cash Awards.  Discretionary annual cash awards paid to the Named Executive Officers which are allocable to us are reflected in the summary compensation table below.

Martin Midstream Partners L.P. Long-Term Incentive Plans

Phantom Unit Plan

On July 21, 2021, the Board of Directors and the Compensation Committee approved the 2021 Plan, effective as of the same date. The 2021 Plan permits the awards of phantom units and phantom unit appreciation rights to any employee or non-employee director of the Partnership, including its executive officers. The awards may be time-based or performance-based and will be paid, if at all, in cash.

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

Restricted Unit Plan

On May 26, 2017, the unitholders of the Partnership approved the 2017 LTIP. The plan currently permits the grant of awards covering an aggregate of 3,000,000 common units, all of which can be awarded in the form of restricted units. The plan is administered by the Compensation Committee of the Board of Directors. The purpose of the 2017 LTIP is designed to enhance our ability to attract, retain, reward and motivate the services of certain key employees, officers, and directors of the general partner and Martin Resource Management Corporation.

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

Clawback Policy

We previously adopted a compensation recovery or “clawback” policy in accordance with applicable Nasdaq listing rules, a copy of which is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2024 and is incorporated by reference herein. It is generally our policy that our general partner will recoup any incentive compensation erroneously awarded to any current or former executive officers due to material noncompliance with any financial reporting requirement under applicable securities laws during the three completed fiscal years immediately preceding the date our general partner determines that an accounting restatement is required. Such recoupment would be undertaken by our general partner whether or not the executive’s actions contributed to the accounting restatement.

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

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation expense that was allocated to us for the services of the Named Executive Officers for the years ended December 31, 2025, 2024 and 2023.

Name and Principal Position	Year	Salary	Discretionary Annual Awards	Phantom Unit Awards (Grant Date Value) (a)	Total Compensation
Robert D. Bondurant, President and Chief Executive Officer	2025	$612,950	$625,000	$819,700	$2,057,650
	2024	$612,950	$775,000	$—	$1,387,950
	2023	$598,000	$775,000	$267,925	$1,640,925
Randall L. Tauscher, Executive Vice President and Chief Operating Officer	2025	$280,000	$—	$753,900	$1,033,900
	2024	$280,000	$—	$—	$280,000
	2023	$354,250	$—	$229,650	$583,900
Sharon L. Taylor, Executive Vice President and Chief Financial Officer	2025	$228,000	$—	$622,700	$850,700
	2024	$219,000	$—	$—	$219,000
	2023	$224,250	$—	$199,030	$423,280
Chris H. Booth, Executive Vice President, General Counsel and Secretary	2025	$258,500	$—	$622,700	$881,200
	2024	$268,500	$—	$—	$268,500
	2023	$261,000	$—	$199,030	$460,030
Scot A. Shoup, Senior Vice President of Operations	2025	$244,800	$—	$291,400	$536,200
	2024	$242,400	$—	$—	$242,400
	2023	$317,600	$—	$76,550	$394,150

(a) On each of July 16, 2025, February 11, 2025, and July 19, 2023, the Compensation Committee approved forms of time-based award agreements for phantom units and phantom unit appreciation rights, each of which awards vest in full on July, 21, 2028, July 21, 2027, and July 19, 2026, respectively. The grant date value of a phantom unit under a phantom unit appreciation right award is equal to the average of the closing price for a common unit during the 20 trading days immediately preceding the grant date of the award.

GRANTS OF PLAN-BASED AWARDS

No plan-based awards were granted to any of our Named Executive Officers during the fiscal year ended December 31, 2025.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2025

Option Awards	Unit Awards

Name and Award Type	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (a)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(a)	Market Value of Shares or Units of Stock That Have Not Vested ($)(b)
Robert D. Bondurant

Phantom Units - 2023 Award	—	—	—	—	122,500	$319,725
Phantom Units - 2025 Award	—	—	—	—	125,000	$326,250
Phantom Units - 2025 Award	—	—	—	—	125,000	$326,250
Phantom Unit Appreciation Rights - 2023 Award	—	52,500	$2.13	N/A	—	$25,200
Phantom Unit Appreciation Rights - 2025 Award	—	55,000	$3.58	N/A	—	$—
Phantom Unit Appreciation Rights - 2025 Award	—	55,000	$3.02	N/A	—	$—
Randall L. Tauscher

Phantom Units - 2023 Award	—	—	—	—	105,000	$274,050
Phantom Units - 2025 Award	—	—	—	—	115,000	$300,150
Phantom Units - 2025 Award	—	—	—	—	115,000	$300,150
Phantom Unit Appreciation Rights - 2023 Award	—	45,000	$2.13	N/A	—	$21,600
Phantom Unit Appreciation Rights - 2025 Award	—	45,000	$3.58	N/A	—	$—
Phantom Unit Appreciation Rights - 2025 Award	—	45,000	$3.02	N/A	—	$—
Sharon L. Taylor

Phantom Units - 2023 Award	—	—	—	—	91,000	$237,510
Phantom Units - 2025 Award	—	—	—	—	95,000	$247,950
Phantom Units - 2025 Award	—	—	—	—	95,000	$247,950
Phantom Unit Appreciation Rights - 2023 Award	—	39,000	$2.13	N/A	—	$18,720
Phantom Unit Appreciation Rights - 2025 Award	—	35,000	$3.58	N/A	—	$—
Phantom Unit Appreciation Rights - 2025 Award	—	35,000	$3.02	N/A	—	$—
Chris H. Booth

Phantom Units - 2023 Award	—	—	—	—	91,000	$237,510
Phantom Units - 2025 Award	—	—	—	—	95,000	$247,950
Phantom Units - 2025 Award	—	—	$—	$—	95,000	$247,950
Phantom Unit Appreciation Rights - 2023 Award	—	39,000	$2.13	N/A	—	$18,720
Phantom Unit Appreciation Rights - 2025 Award	—	35,000	$3.58	N/A	—	$—
Phantom Unit Appreciation Rights - 2025 Award	—	35,000	$3.02	N/A	—	$—
Scot A. Shoup

Phantom Units - 2023 Award	—	—	—	—	35,000	$91,350
Phantom Units - 2025 Award	—	—	—	—	40,000	$104,400
Phantom Units - 2025 Award	—	—	—	—	50,000	$130,500

Phantom Unit Appreciation Rights - 2023 Award	—	15,000	$2.13	N/A	—	$7,200
Phantom Unit Appreciation Rights - 2025 Award	—	15,000	$3.58	N/A	—	$—
Phantom Unit Appreciation Rights - 2025 Award	—	20,000	$3.02	N/A	—	$—

(a) The 2023 Award vests in full on July 19, 2026, the February 2025 Award vests in full on July 21, 2027, and the July 2025 Award vests in full on July 21, 2028.

(b) The market value of unvested phantom units is calculated by multiplying the number of unvested phantom units held by the NEOs by the closing price of our common stock on December 31, 2025. Because our closing stock price on December 31, 2025 was less than the strike price of each of the phantom unit appreciation rights 2025 awards, a $0 market value was included for the unvested phantom unit appreciation rights.

EQUITY VESTED TABLE FOR THE YEAR ENDED DECEMBER 31, 2024

Restricted Unit Plan
Unit Awards (a)
Name	Number of Common Units Acquired on Vesting	Value Realized on Vesting
Robert D. Bondurant	—	$—
Randall L. Tauscher	—	$—
Sharon L. Taylor	—	$—
Chris H. Booth	—	$—
Scot A. Shoup	—	$—

(a) As of December 31, 2025, there were no outstanding awards under the 2017 LTIP for the Named Executive Officers.

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

    The following table sets forth the compensation of the Board of Directors for the period from January 1, 2025 through December 31, 2025.

Name	Fees Earned Paid in Cash	Stock Awards (a)	Total
Ruben S. Martin	$—	$—	$—
Robert D. Bondurant	$—	$—	$—
C. Scott Massey (b)	$110,000	$65,160	$175,160
Byron R. Kelley (b)	$110,000	$65,160	$175,160
James M. Collingsworth (b)	$110,000	$65,160	$175,160

(a) The amounts shown represent the grant date fair value of awards computed in accordance with FASB ASC 718, however, such awards are subject to vesting requirements for TBRUs and PBRUs which have not been met as it relates to the 2018 stock award. See Note 15 included in Item 8 herein for the assumptions made in our valuation of such awards.

(b) In February 2025, the Partnership issued 18,000 TBRUs to each of the Partnership's three independent directors, C. Scott Massey, Byron R. Kelley, and James M. Collingsworth under the 2017 LTIP. These restricted common units vest in equal installments of 4,500 units on January 24, 2026, 2027, 2028 and 2029. In calculating the fair value of the award, we multiplied the closing price of our common units on the NASDAQ on the date of grant by the number of restricted common units granted to each director.

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

The following table sets forth the beneficial ownership of our units as of February 23, 2026 held by beneficial owners of 5% or more of the units outstanding, by directors of our general partner, by each executive officer and by all directors and executive officers of our general partner as a group.

Name of Beneficial Owner [1]	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned [3]
MRMC ESOP Trust [4]	7,874,446	20.1%
Martin Resource Management Corporation [5]	7,874,446	20.1%
Martin Resource LLC [5]	4,203,823	10.7%
Martin Product Sales LLC [5]	2,781,179	7.1%
Cross Oil Refining & Marketing Inc. [5]	889,444	2.3%
Invesco Ltd. [2]	7,212,745	18.4%
Nomura Holdings, Inc. [13]	3,837,328	9.8%
Senterfitt Holdings Inc. [6]	3,726,607	9.5%
Ruben S. Martin [7]	11,760,444	30.1%
Robert D. Bondurant	149,511	—%
Randall L. Tauscher	118,257	—%
Chris H. Booth [8]	48,224	—%
Sharon L. Taylor [9]	24,813	—%
Scot A. Shoup	28,112	—%
C. Scott Massey [10]	193,178	—%
Byron R. Kelley	175,266	—%
James M. Collingsworth [11]	173,441	—%
All directors and executive officers as a group (9 persons) [12]	12,671,246	32.4%
Total Units Outstanding at February 23, 2026	—	39,124,686

1 The address for Martin Resource Management Corporation and all of the individuals listed in this table, unless otherwise indicated, is c/o Martin Midstream Partners L.P., 4200 Stone Road, Kilgore, Texas, 75662.

2 Based solely upon the Form 13F Holdings Report filed on November 13, 2025 with the SEC by the beneficial owner as of December 31, 2025. According to the Schedule 13G/A filed on February 12, 2024, Invesco Ltd. has sole voting power and sole dispositive power over 7,212,745 common units. The address for Invesco Ltd. is 1331 Spring Street NW, Suite 2500, Atlanta, Georgia, 30309.

3 The percent of class shown is less than one percent unless otherwise noted.

4 By virtue of its ownership of 89.89% of the outstanding common stock of Martin Resource Management Corporation, the MRMC ESOP Trust (the "MRMC ESOP") is the controlling shareholder of Martin Resource Management Corporation, and may be deemed to beneficially own the 7,874,446 MMLP Common Units held by Martin Resource LLC, Cross Oil Refining & Marketing Inc., and Martin Product Sales LLC. Robert D. Bondurant, Randall L. Tauscher, and Melanie Mathews, Vice President - Human Resources (the "MRMC ESOP Co-Trustees") serve as co-trustees of the MRMC ESOP but all of its voting and investment decisions are directed by the Board of Directors of Martin Resource Management Corporation. The MRMC ESOP expressly disclaims beneficial ownership of the MMLP Common Units as voting and investment decisions are directed by the Board of Directors of Martin Resource Management Corporation.

5 Martin Resource Management Corporation is the owner of Martin Resource LLC, Martin Product Sales LLC, and Cross Oil Refining & Marketing Inc., and as such may be deemed to beneficially own the common units held by Martin Resource LLC, Cross Oil Refining & Marketing Inc, and Martin Product Sales LLC. The 4,203,823 common units beneficially owned by Martin Resource Management Corporation through its ownership of Martin Resource LLC have been pledged as security to a third party to secure payment for a loan made by such third party. The 2,781,179 common units beneficially owned by Martin Resource Management Corporation through its ownership of Martin Product Sales LLC have been pledged as security to a third party to secure payment for a loan made by such third party. The 889,444 common units beneficially owned by Martin Resource Management Corporation through its ownership of Cross Oil Refining & Marketing Inc. have been pledged as security to a third party to secure payment for a loan made by such third party.

6 Mr. Martin is the sole shareholder and sole director and has sole voting and investment power of Senterfitt Holdings Inc., and as such may be deemed to beneficially own the common units held by Senterfitt Holdings Inc.

7 Includes: (i) 159,391 common units held of record directly by Mr. Martin and (ii) 3,726,607 Common Units held of record by Senterfitt Holdings Inc., for which Mr. Martin is the sole shareholder and sole director and has sole voting and investment power. By virtue of serving as the Chairman of the Board of Directors and President of Martin Resource Management Corporation, Ruben S. Martin may exercise control over the voting and disposition of the securities owned by Martin Resource Management Corporation, and therefore, may be deemed the beneficial owner of the common units owned by Martin Resource Management Corporation, which include 7,874,446 common units beneficially owned through its ownership of Martin Resource LLC, Cross Oil Refining & Marketing Inc. and Martin Product Sales LLC.

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

13 Based solely upon the Schedule 13G/A, jointly filed on August 14, 2025 with the SEC by the beneficial owners as of December 31, 2025. Nomura Holdings, Inc. and Nomura Global Financial Products, Inc. have shared voting power and shared dispositive power over 3,837,328 of common units. The address for Nomura Holdings, Inc. is 13-1, Nihonbashi 1-chome, Chuo-ku, Tokyo 103-8645, Japan. The address for Nomura Global Financial Products, Inc. is Worldwide Plaza, 309 West 49th Street, New York, New York, 10019.

Martin Resource Management Corporation indirectly owns 100% of the membership interests in the holding company that is the sole member of our general partner and, together with our general partner, owned approximately 20.2% of our outstanding common limited partner units as of December 31, 2025. The table below sets forth information as of December 31, 2025 concerning (i) each person owning beneficially in excess of 5% of the voting common stock of Martin Resource Management Corporation, and (ii) the beneficial common stock ownership of (a) each director of Martin Resource Management Corporation, (b) each executive officer of Martin Resource Management Corporation, and (c) all such executive officers and directors of Martin Resource Management Corporation as a group. Except as indicated, each individual has sole voting and investment power over all shares listed opposite his or her name.

	Beneficial Ownership of Voting Common Stock
Name of Beneficial Owner [1]	Number of Shares	Percent of Outstanding Voting Stock
MRMC ESOP Trust [2]	109,755.03	89.89%
Martin ESOP Trust [3]	12,349.17	10.11%
Robert D. Bondurant [3]	12,349.17	10.11%
Randall Tauscher [3]	12,349.17	10.11%

1 The business address of each shareholder, director and executive officer of Martin Resource Management Corporation is c/o Martin Resource Management Corporation, 4200 Stone Road, Kilgore, Texas 75662.

2 The MRMC ESOP owns 109,755.03 shares of common stock of Martin Resource Management Corporation. The MRMC ESOP Co-Trustees serve as trustees of the MRMC ESOP but all of its voting and investment decisions related to the unallocated shares of common stock are directed by the Board of Directors of Martin Resource Management Corporation. Of the common stock held by the MRMC ESOP, 95,060.18 shares of common stock are allocated to participant accounts, and 14,694.85 shares of common stock are unallocated.

3 Robert D. Bondurant and Randall Tauscher (the "Martin ESOP Co-Trustees") are co-trustees of the Martin Employee Stock Ownership Trust which converted from a profit sharing plan known as the Martin Employees' Stock Profit Sharing Plan on January 1, 2014. The Martin ESOP Co-Trustees exercise shared control over the voting and disposition of the securities owned by this trust. As a result, the Martin ESOP Co-Trustees may be deemed to be the beneficial owner of the securities held by such trust; thus, the number of shares of common stock reported herein as beneficially owned by the Martin ESOP Co-Trustees includes the 12,349.17 shares owned by such trust. The Martin ESOP Co-Trustees disclaim beneficial ownership of these 12,349.17 shares.

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2025:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, Warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	2,378,226
Total	—	$—	2,378,226
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

Martin Resource Management Corporation owns 7,874,446 of our common limited partnership units representing approximately 20.2% of our outstanding common limited partnership units as of February 23, 2026. Martin Resource Management Corporation indirectly holds 100% of the membership interests in MMGP, our general partner, by virtue of its 100% ownership interest in MMGP Holdings, LLC, the sole member of our general partner. Our general partner owns a 2% general partner interest in us. Our general partner’s ability to manage and operate us and Martin Resource Management Corporation’s ownership of approximately 20.2% of our outstanding common limited partner units effectively gives Martin Resource Management Corporation the ability to veto some of our actions and to control our management.

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

    Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. For the years ended December 31, 2025, 2024 and 2023, the Board of Directors approved and we reimbursed Martin Resource Management Corporation of $13.5 million, $13.5 million and $14.0 million, respectively, reflecting our allocable share of such expenses. The Board of Directors will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

Marine Fuel.  We are a party to an agreement with Martin Resource Management Corporation dated November 1, 2002 as amended, under which Martin Resource Management Corporation provides us with marine fuel from its locations in the Gulf of America at a fixed rate in excess of the Platt’s U.S. Gulf Coast Index for #2 Fuel Oil. Under this agreement, we agreed to purchase all of its marine fuel requirements that occur in the areas serviced by Martin Resource Management Corporation.

Other Agreements

Cross Tolling Agreement. The Partnership is a party to an amended and restated tolling agreement with Cross Oil Refining and Marketing, Inc. ("Cross") dated October 28, 2014, under which the Partnership processes crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts for Cross. The tolling agreement expires November 25, 2031. Under this tolling agreement, Cross agreed to process a minimum of 6,500 barrels per day of crude oil at the facility at a fixed price per barrel. Any additional barrels are processed at a modified price per barrel. In addition, Cross agreed to pay a monthly reservation fee and a periodic fuel surcharge fee based on certain parameters specified in the tolling agreement. Further, certain capital improvements, to the extent requested by Cross, are reimbursed through a capital recovery fee. All of these fees (other than the fuel surcharge) are subject to escalation annually based upon an amount equal to two-thirds (2/3) times the change (increase or decrease) in the Consumer Price Index for a specified annual period.

    Other Miscellaneous Agreements. From time to time, we enter into other miscellaneous agreements with Martin Resource Management Corporation for the provision of other services or the purchase of other goods.

Other Related Party Transactions

East Texas Mack Leases. MTI leases equipment, including tractors and trailers, from East Texas Mack Sales. Certain of our directors and officers are owners of East Texas Mack, including entities affiliated with Ruben Martin, who owns approximately 47.2% of the issued and outstanding stock of East Texas Mack. Amounts paid to East Texas Mack for tractor and trailer lease payments and lease residuals for the fiscal years ended December 31, 2025, 2024 and 2023 were approximately $6.7 million, $5.0 million, and $3.3 million, respectively.

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

For information regarding amounts of related party transactions that are included in the Partnership's Consolidated Statements of Operations, please see Note 11, "Related Party Transactions", in Part II, Item 8.

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

    KPMG LLP served as our independent auditors for the fiscal years ended December 31, 2025 and 2024. The following fees were paid to KPMG LLP for services rendered during our last two fiscal years:

	2025		2024
Audit fees	$1,442,000	(1)	$1,325,000	(1)
Audit related fees	—		9,000
Audit and audit related fees	1,442,000		1,334,000
Tax fees	79,891	(2)	100,000	(2)
All other fees	—		—
Total fees	$1,521,891		$1,434,000

(1)    2025 and 2024 audit fees include fees for the annual financial statement audit, audit of internal controls over financial reporting, and interim reviews included in our quarterly reports on Form 10-Q. In both periods these amounts also include fees related to services in connection with transactions, regulatory filings, and consents.

(2)    Tax fees are for services related to the review of our partnership K-1's returns, and research and consultations on other tax related matters.

    Under policies and procedures established by the Board of Directors and the Audit Committee, the Audit Committee is required to pre-approve all audit and non-audit services performed by our independent auditor to ensure that the provisions of such services do not impair the auditor’s independence. All of the services described above that were provided by KPMG LLP in years ended December 31, 2025 and December 31, 2024 were approved in advance by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)    Financial Statements, Schedules
(1)    Financial Statements (see Part II, Item 8. of this Annual Report regarding financial statements)
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

10.11+
First Amendment to the Third Amended and Restated Terminal Services Agreement by and between the Operating Partnership and Martin Energy Services LLC, dated December 26, 2023 (filed as Exhibit 10.15 to the Partnership’s Annual Report on Form 10-K (SEC File No. 000-50056), filed February 21, 2024, and incorporated herein by reference).

10.12+
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

10.20†
First Amendment to Martin Midstream Partners L.P. 2021 Phantom Unit Plan, effective as of April 19, 2022 (filed as Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed April 26, 2022, and incorporated herein by reference).

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

10.30
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

10.34
Support Agreement, dated October 3, 2024, by and between Martin Midstream Partners L.P. and Robert D. Bondurant (filed as Exhibit 10.4 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed October 3, 2024, and incorporated herein by reference).

19	Insider Trading Policy (filed as Exhibit 19 to the Partnership’s Annual Report on Form 10-K (SEC File No. 000-50056), filed February 24, 2025, and incorporated herein by reference).
21.1*	List of Subsidiaries.
23.1*	Consent of KPMG LLP.
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

101	Inline Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in Extensible Business Reporting Language: (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Income; (3) the Consolidated Statements of Cash Flows; (4) the Consolidated Statements of Capital; and (5) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (contained in Exhibit 101).
*	Filed or furnished herewith.
†	As required by Item 15(a)(3) of Form 10-K, this exhibit is identified as a compensatory plan or arrangement.
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

Martin Midstream Partners L.P
(Registrant)

	By:	Martin Midstream GP LLC
It's General Partner

February 23, 2026	By:	/s/ Robert D. Bondurant
Robert D. Bondurant
President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2026.

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