Form 10-Q
period 2026-03-31
MARTIN MIDSTREAM PARTNERS L.P.
filed 2026-04-27
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2026
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
 The number of the registrant’s Common Units outstanding at April 27, 2026, was 39,124,686.

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

Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the "SEC") on February 23, 2026, and as may be updated and supplemented from time to time in our future Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Cash	$49	$49
Accounts and other receivables, less allowance for doubtful accounts of $289 and $310, respectively	70,146	58,371
Inventories	49,655	50,248
Due from affiliates	13,706	8,942
Other current assets	15,240	12,298
Total current assets	148,796	129,908

Property, plant and equipment, at cost	975,853	970,753
Accumulated depreciation	(690,604)	(681,527)
Property, plant and equipment, net	285,249	289,226

Goodwill	16,671	16,671
Right-of-use assets	67,504	69,938
Investment in DSM Semichem LLC	5,897	6,198
Deferred income taxes, net	8,884	9,026
Other assets, net	4,128	1,451
Total assets	$537,129	$522,418

Liabilities and Partners’ Capital (Deficit)
Current installments of long-term debt and finance lease obligations	$15	$15
Trade and other accounts payable	72,379	57,814
Product exchange payables	863	169
Due to affiliates	6,300	13,286
Income taxes payable	1,762	1,580
Other accrued liabilities	36,913	51,279
Total current liabilities	118,232	124,143

Long-term debt, net	458,450	428,008
Finance lease obligations	36	39
Operating lease liabilities	44,560	48,353
Other long-term obligations	8,560	7,670
Total liabilities	629,838	608,213

Commitments and contingencies
Partners’ capital (deficit)	(92,709)	(85,795)
Total liabilities and partners' capital (deficit)	$537,129	$522,418

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended
	March 31,
	2026	2025
Revenues:
Terminalling and storage *	$22,437	$21,549
Transportation *	52,807	52,985
Sulfur services	4,374	4,223
Product sales: *
Specialty products	61,606	69,305
Sulfur services	46,450	44,481
	108,056	113,786
Total revenues	187,674	192,543

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Specialty products *	52,914	60,494
Sulfur services *	36,585	29,082
	89,499	89,576
Expenses:
Operating expenses *	66,806	64,454
Selling, general and administrative *	10,812	11,774
Depreciation and amortization	12,871	12,816
Total costs and expenses	179,988	178,620

Gain (loss) on disposition or sale of property, plant and equipment	333	479
Operating income (loss)	8,019	14,402

Other income (expense):
Interest expense, net	(13,961)	(14,107)
Equity in earnings (loss) of DSM Semichem LLC	(301)	(209)
Other, net	1	(2)
Total other expense	(14,261)	(14,318)

Net income (loss) before taxes	(6,242)	84
Income tax expense	(518)	(1,117)
Net income (loss)	(6,760)	(1,033)
Less general partner's interest in net income (loss)	(135)	(21)
Less income (loss) allocable to unvested restricted units	(26)	(4)
Limited partners' interest in net income (loss)	$(6,599)	$(1,008)

Net income (loss) per unit attributable to limited partners - basic and diluted	$(0.17)	$(0.03)

Weighted average limited partner units - basic	38,951,684	38,882,982
Weighted average limited partner units - diluted	38,951,684	38,882,982
See accompanying notes to consolidated and condensed financial statements.
*Related Party Transactions Shown Below

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended
	March 31,
	2026	2025
Revenues:*
Terminalling and storage	$18,756	$17,262
Transportation	8,043	7,970
Product Sales	983	1,300
Costs and expenses:*
Cost of products sold: (excluding depreciation and amortization)
Specialty products	7,930	6,010
Sulfur services	3,288	3,121
Terminalling and storage	—	—
Expenses:
Operating expenses	27,296	27,565
Selling, general and administrative	8,267	7,892

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL (DEFICIT)
(Unaudited)
(Dollars in thousands)

	Partners’ Capital (Deficit)
	Common Limited		General Partner Amount
	Units	Amount		Total
Balances - December 31, 2025	39,055,086	$(86,922)	$1,127	$(85,795)
Net income (loss)	—	(6,625)	(135)	(6,760)
Issuance of restricted units	69,600	—	—	—
Cash distributions	—	(195)	(4)	(199)
Unit-based compensation	—	45	—	45
Balances - March 31, 2026	39,124,686	$(93,697)	$988	$(92,709)

	Partners’ Capital (Deficit)
	Common Limited		General Partner Amount
	Units	Amount		Total
Balances - December 31, 2024	39,001,086	$(71,877)	$1,438	$(70,439)
Net income (loss)	—	(1,012)	(21)	(1,033)
Issuance of restricted units	54,000	—	—	—
Cash distributions	—	(195)	(4)	(199)
Unit-based compensation	—	43	—	43
Balances - March 31, 2025	39,055,086	$(73,041)	$1,413	$(71,628)

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(6,760)	$(1,033)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	12,871	12,816
Amortization of deferred debt issuance costs	932	777
Amortization of debt discount	600	600
Deferred income tax expense (benefit)	142	(214)
(Gain) loss on disposition or sale of property, plant and equipment, net	(333)	(479)
Equity in (earnings) loss of DSM Semichem LLC	301	209
Non cash unit-based compensation	45	43
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	(11,775)	(10,836)
Inventories	593	7,289
Due from affiliates	(4,764)	4,054
Other current assets	(770)	(1,080)
Trade and other accounts payable	15,852	(2,658)
Product exchange payables	694	(226)
Due to affiliates	(6,986)	(2,509)
Income taxes payable	182	1,269
Other accrued liabilities	(15,608)	(14,913)
Change in other non-current assets and liabilities	1,007	872
Net cash provided by (used in) operating activities	(13,777)	(6,019)

Cash flows from investing activities:
Payments for property, plant and equipment	(7,489)	(5,875)
Payments for plant turnaround costs	(7,789)	(822)
Proceeds from sale of property, plant and equipment	347	479
Net cash provided by (used in) investing activities	(14,931)	(6,218)

Cash flows from financing activities:
Payments of long-term debt	(52,500)	(42,500)
Payments under finance lease obligations	(4)	(4)
Proceeds from long-term debt	81,500	55,000
Payment of debt issuance costs	(89)	(63)
Cash distributions paid	(199)	(199)
Net cash provided by (used in) financing activities	28,708	12,234

Net increase (decrease) in cash	—	(3)
Cash at beginning of period	49	55
Cash at end of period	$49	$52

Non-cash additions to property, plant and equipment	$1,575	$1,572

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2026
(Unaudited)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Martin Midstream Partners L.P. (the "Partnership") is a publicly traded limited partnership with a diverse set of operations focused primarily in the Gulf Coast region of the United States ("U.S."). Its four primary business lines include: terminalling, processing, and storage services for petroleum products and by-products; land and marine transportation services for petroleum products and by-products, chemicals, and specialty products; sulfur and sulfur-based products processing, manufacturing, marketing and distribution; and marketing, distribution, and transportation services for natural gas liquids ("NGL") and blending and packaging services for specialty lubricants and greases.

The Partnership’s unaudited consolidated and condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and U.S. Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial reporting. Accordingly, these financial statements have been condensed and do not include all of the information and footnotes required by U.S. GAAP for annual audited financial statements of the type contained in the Partnership’s annual reports on Form 10-K. In the opinion of the management of Martin Midstream GP LLC ("MMGP" or the “general partner"), the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s financial position, results of operations, and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for such interim periods are not necessarily indicative of the results of operations for the full year. These financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 23, 2026.

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated and condensed financial statements in conformity with U.S. GAAP. Actual results could differ from those estimates.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures ("ASU 2024-03"), as amended by ASU 2025-01, which requires public entities to disclose disaggregated information about certain income statement line items in the notes to the financial statements. For public entities, ASU 2024-03 is required to be adopted for annual periods beginning after December 15, 2026 and for interim periods beginning after December 15, 2027, with early adoption permitted. The Partnership is currently evaluating the impact that ASU 2024-03 will have its consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2026
(Unaudited)

NOTE 3. REVENUE

    The following table disaggregates our revenue by major source:

	Three Months Ended March 31,
	2026	2025
Terminalling and storage segment
Throughput and storage	$22,437	$21,549
	$22,437	$21,549
Transportation segment
Land transportation	$38,912	$38,679
Inland marine transportation	12,549	12,002
Offshore marine transportation	1,346	2,304
	$52,807	$52,985
Sulfur services segment
Sulfur product sales	$10,804	$9,712
Fertilizer product sales	35,646	34,769
Sulfur services	4,374	4,223
	$50,824	$48,704
Specialty products segment
Natural gas liquids product sales	$34,413	$42,120
Lubricant product sales	27,193	27,185
	$61,606	$69,305

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
March 31, 2026
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

	2026	2027	2028	2029	2030	Thereafter	Total
Terminalling and storage
Throughput and storage	$34,329	$47,042	$48,454	$49,907	$51,404	$52,947	$284,083
Sulfur services
Product sales	10,678	14,237	14,237	—	—	—	39,152
Service revenues	8,857	9,854	9,353	6,953	2,655	36,506	74,178
Specialty Products
NGL product sales	2,264	—	—	—	—	—	2,264
Total	$56,128	$71,133	$72,044	$56,860	$54,059	$89,453	$399,677
In addition, the Partnership has non-cancelable revenue arrangements that are under the scope of ASC 842 whereby we have committed certain terminalling and storage assets in exchange for a minimum fee. Future minimum revenues the Partnership expects to receive under these non-cancelable arrangements as of March 31, 2026, are as follows: 2026 - $18,954; 2027 - $13,315; 2028 - $12,528; 2029 - $8,907; 2030 - $8,334; subsequent years - $253.

NOTE 4. INVENTORIES

Components of inventories at March 31, 2026 and December 31, 2025, were as follows:

	March 31, 2026	December 31, 2025
Natural gas liquids	$2,200	$1,125
Sulfur	1,459	1,300
Fertilizer	20,299	21,666
Lubricants	20,291	20,281
Other	5,406	5,876
	$49,655	$50,248

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2026
(Unaudited)

NOTE 5. DEBT

At March 31, 2026 and December 31, 2025, long-term debt consisted of the following:

	March 31, 2026	December 31, 2025
$115,000 [3] credit facility at variable interest rate (7.36%[1] weighted average at March 31, 2026), due November 2027 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries, net of unamortized debt issuance costs of $1,450 and $1,787, respectively [2]	$66,550	$37,213
$400,000 Senior notes, 11.5% interest, net of unamortized debt issuance costs of $3,700 and $4,205, respectively, including unamortized discount of $4,400 and $5,000, respectively, due February 2028, secured [2]	391,900	390,795
Total	458,450	428,008
Less: current portion	—	—
Total long-term debt, net of current portion	$458,450	$428,008

    1 The interest rate fluctuates based on Adjusted Term SOFR (set on the date of each advance) or the alternate base rate plus an applicable margin. The margin is set every three months. The applicable margin for revolving loans that are SOFR loans ranges from 2.75% to 3.75%, and the applicable margin for revolving loans that are alternate base rate loans ranges from 1.75% to 2.75%. The applicable margin for SOFR borrowings and alternate base rate borrowings at March 31, 2026 is 3.75% and 2.75%, respectively. The applicable margin for SOFR borrowings and alternate base rate borrowings effective April 22, 2026, is 3.75% and 2.75%, respectively. The credit facility contains various covenants that limit the Partnership’s ability to make distributions; make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management Corporation (as amended, the "Omnibus Agreement").

    2 The Partnership was in compliance with all debt covenants as of March 31, 2026 and December 31, 2025.

3 On March 31, 2026, the Partnership, Martin Operating Partnership L.P. (the “Operating Partnership”), a wholly owned subsidiary of the Partnership and certain of the Partnership’s other subsidiaries entered into a Third Amendment to Fourth Amended and Restated Credit Agreement (the “Third Amendment”) with Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto, which amends the Fourth Amended and Restated Credit Agreement, dated effective as of February 8, 2023 (as previously amended, the “Credit Agreement”).

The Third Amendment amended the Credit Agreement to, among other things:
•decrease the amount available for the Partnership to borrow under the Credit Agreement on a revolving credit basis from $130,000 to $115,000; and
•adjust the financial covenants as described in more detail below:
◦require the Partnership to maintain a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of at least 1.65 to 1.00 for the fiscal quarters ending March 31, 2026, June 30, 2026, September 30, 2026 and December 31, 2026 and stepping up to 1.75 to 1.00 for the fiscal quarter ending March 31, 2027 and each fiscal quarter thereafter; and
◦require the Partnership to maintain a maximum Total Leverage Ratio (as defined in the Credit Agreement) of not more than 5.50 to 1.00 for the fiscal quarters ending March 31, 2026, June 30, 2026, September 30, 2026 and December 31, 2026, stepping down to 5.30 to 1.00 for the fiscal quarter ending March 31, 2027, stepping down to 5.25 to 1.00 for the fiscal quarter ending June 30, 2027, and further stepping down to 5.00 to 1.00 for the fiscal quarter ending September 30, 2027 and each fiscal quarter thereafter.

The Partnership is in compliance with all debt covenants as of March 31, 2026, and expects to be in compliance for the next twelve months.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2026
(Unaudited)

    The Partnership paid cash interest in the amount of $24,450 and $24,725 for the three months ended March 31, 2026 and 2025, respectively. Capitalized interest was $92 and $0 for the three months ended March 31, 2026 and 2025, respectively.

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

    The components of lease expense for the three months ended March 31, 2026 and 2025, were as follows:

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$7,188	$6,134
Finance lease cost:
Amortization of right-of-use assets	4	4
Interest on lease liabilities	1	1
Short-term lease cost	1,554	1,498
Variable lease cost	26	44
Total lease cost	$8,773	$7,681

Supplemental balance sheet information related to leases at March 31, 2026 and December 31, 2025, was as follows:

	March 31, 2026	December 31, 2025
Operating Leases
Operating lease right-of-use assets	$67,504	$69,938

Current portion of operating lease liabilities included in "Other accrued liabilities"	$23,285	$22,043
Operating lease liabilities	44,560	48,353
Total operating lease liabilities	$67,845	$70,396

Finance Leases
Property, plant and equipment, at cost	$77	$77
Accumulated depreciation	(30)	(26)
Property, plant and equipment, net	$47	$51

Current installments of finance lease obligations	$15	$15
Finance lease obligations	36	39
Total finance lease obligations	$51	$54

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2026
(Unaudited)

For the three months ended March 31, 2026, the Partnership incurred new operating leases, primarily related to land transportation assets and renewed existing operating leases set to expire, primarily related to leased land and facilities.

The Partnership’s future minimum lease obligations as of March 31, 2026, consist of the following:

Operating Leases
Remainder of 2026	$20,870
2027	23,047
2028	15,977
2029	9,550
2030	4,807
Thereafter	3,002
Total	77,253
Less amounts representing interest costs	(9,408)
Total lease liability	$67,845

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2026
(Unaudited)

NOTE 7. SUPPLEMENTAL BALANCE SHEET INFORMATION

    Components of "Other accrued liabilities" were as follows:

	March 31, 2026	December 31, 2025
Accrued interest	$5,909	$17,838
Asset retirement obligations	283	283
Property and other taxes payable	1,953	3,968
Accrued payroll	5,455	7,119
Operating lease liabilities	23,285	22,043
Other	28	28
	$36,913	$51,279

The schedule below summarizes the changes in our asset retirement obligations:

March 31, 2026

Asset retirement obligations as of December 31, 2025	$5,317
Additions to asset retirement obligations	—
Accretion expense	25
Liabilities settled	—
Ending asset retirement obligations	5,342
Current portion of asset retirement obligations[1]	(283)
Long-term portion of asset retirement obligations[2]	$5,059

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2026
(Unaudited)

NOTE 8. PARTNERS' CAPITAL (DEFICIT)

As of March 31, 2026, Partners’ capital (deficit) consisted of 39,124,686 common limited partner units, representing a 98% partnership interest, and a 2% general partner interest. Martin Resource Management Corporation, through subsidiaries, owned 7,874,446 of the Partnership's common limited partner units representing approximately 20.1% of the Partnership's outstanding common limited partner units. MMGP, the Partnership's general partner, owns the 2% general partnership interest.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2026
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$(6,760)	$(1,033)
Less general partner’s interest in net income (loss):
Distributions payable on behalf of general partner interest	4	4
General partner interest in undistributed income (loss)	(139)	(25)
Less income (loss) allocable to unvested restricted units	(26)	(4)
Limited partners’ interest in net income (loss)	$(6,599)	$(1,008)

    The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the periods presented:

	Three Months Ended March 31,
	2026	2025
Basic weighted average limited partner units outstanding	38,951,684	38,882,982
Dilutive effect of restricted units issued	—	—
Total weighted average limited partner diluted units outstanding	38,951,684	38,882,982

    All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the periods presented. All common unit equivalents were antidilutive for each of the three months ended March 31, 2026 and 2025 because the limited partners were allocated a net loss in these periods.

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

	Three Months Ended March 31,
	2026	2025
Restricted unit Awards
Non-employee directors	$45	$43
Phantom unit Awards
Employees	865	793
Total unit-based compensation expense	$910	$836

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2026
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

Phantom unit awards are recorded in operating expense and selling, general and administrative expense based on the fair value of the awards on the balance sheet date. The fair value of these awards is updated at each balance sheet date and

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2026
(Unaudited)

changes in the fair value of the awards are recorded as increases or decreases to compensation expense within operating expense and selling, general and administrative expense in the Consolidated and Condensed Statements of Operations. All of the Partnership's phantom unit awards outstanding as of March 31, 2026 met the criteria to be treated under liability classification in accordance with ASC 718, given that these awards will settle in cash on the vesting date.

Compensation expense for the phantom awards is based on the fair value of the units as of the balance sheet date as further discussed below, and such costs are recognized ratably over the service period of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future periods for these awards will vary. The estimated future cash payments of these awards are presented as liabilities within "Trade and other accounts payable" and "Other long-term obligations" in the Consolidated and Condensed Balance Sheets. At March 31, 2026, the total liability recognized in connection with outstanding phantom unit awards was $5,438, of which $3,079 is recorded in Trade and other accounts payable and $2,359 is recorded in Other long-term obligations on the Consolidated and Condensed Balance Sheets. At December 31, 2025, the total liability recognized in connection with outstanding phantom unit awards was $4,574, of which $2,905 is recorded in Trade and other accounts payable and $1,669 is recorded in Other long-term obligations on the Consolidated and Condensed Balance Sheets. As of March 31, 2026, there was a total of $4,854 of unrecognized compensation costs related to phantom unit awards. These costs are expected to be recognized over a remaining life of 1.80 years.

The fair value of the phantom unit awards was estimated using a Monte Carlo valuation model as of the balance sheet date. The Monte Carlo valuation model is based on random projections of stock price paths and must be repeated numerous times to achieve a probabilistic assessment. Expected volatility was calculated based on the historical volatility of the Partnership’s common units as well as those of a set of its peer companies.
Restricted Unit Plan

On May 26, 2017, the unitholders of the Partnership approved the Martin Midstream Partners L.P. 2017 Restricted Unit Plan (the "2017 LTIP"). The 2017 LTIP currently permits the grant of awards covering an aggregate of 3,000,000 common units, all of which can be awarded in the form of restricted units. The 2017 LTIP is administered by the Compensation Committee.
 A restricted unit is a unit that is granted to grantees with certain vesting restrictions, which may be time-based and/or performance-based. Once these restrictions lapse, the grantee is entitled to full ownership of the unit without restrictions. The Compensation Committee may determine to make grants under the 2017 LTIP containing such terms as the Compensation Committee shall determine under the 2017 LTIP. With respect to time-based restricted units ("TBRUs"), the Compensation Committee will determine the time period over which restricted units granted to employees and directors will vest. The Compensation Committee may also award a percentage of restricted units with vesting requirements based upon the achievement of specified pre-established performance targets ("Performance Based Restricted Units" or "PBRUs"). The performance targets may include, but are not limited to, the following: revenue and income measures, cash flow measures, net income before interest expense and income tax expense, net income before interest expense, income tax expense, and depreciation and amortization ("EBITDA"), distribution coverage metrics, expense measures, liquidity measures, market measures, corporate sustainability metrics, and other measures related to acquisitions, dispositions, operational objectives and succession planning objectives. PBRUs are earned only upon our achievement of an objective performance measure for the performance period. PBRUs which vest are payable in common units. Unvested units granted under the 2017 LTIP may or may not participate in cash distributions depending on the terms of each individual award agreement.

The restricted units issued to directors generally vest in equal annual installments over a four-year period. Restricted units issued to employees generally vest in equal annual installments over three years of service. All of the Partnership's outstanding restricted unit awards at March 31, 2026, met the criteria to be treated under equity classification.

On February 17, 2026, the Partnership issued 23,200 TBRUs to each of the Partnership's three independent directors under the 2017 LTIP. These restricted common units vest in equal installments of 5,800 units on January 24, 2027, 2028, 2029, and 2030.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2026
(Unaudited)

    The restricted units are valued at their fair value at the date of grant, which is equal to the market value of common units on such date. A summary of the restricted unit activity for the three months ended March 31, 2026, is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	162,738	$2.93
Granted (TBRU)	69,600	$2.90
Vested	(63,084)	$2.98
Forfeited	—	$—
Non-vested, end of period	169,254	$2.90

Aggregate intrinsic value, end of period	$467
    A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three months ended March 31, 2026 and 2025, is provided below:

	Three Months Ended March 31,
	2026	2025
Aggregate intrinsic value of units vested	$174	$55
Fair value of units vested	188	165

    As of March 31, 2026, there was $458 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.89 years.

NOTE 10. RELATED PARTY TRANSACTIONS

As of March 31, 2026, Martin Resource Management Corporation owns 7,874,446 of the Partnership’s common units representing approximately 20.1% of the Partnership’s outstanding limited partner units. Martin Resource Management Corporation controls the Partnership's general partner by virtue of its 100% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership. The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management Corporation’s ownership as of March 31, 2026, of approximately 20.1% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management Corporation the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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
March 31, 2026
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
March 31, 2026
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

    Effective January 1, 2025, through December 31, 2025, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $12,953. The Partnership reimbursed Martin Resource Management Corporation for $3,238 and $3,384 of indirect expenses for the three months ended March 31, 2026 and 2025, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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
March 31, 2026
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

East Texas Mack Leases. MTI leases equipment, including tractors and trailers, from East Texas Mack Sales ("East Texas Mack"). Certain of our directors or officers are owners of East Texas Mack, including entities affiliated with Ruben Martin, who owns approximately 47.2% of the issued and outstanding stock of East Texas Mack. Amounts paid to East Texas Mack for tractor and trailer lease payments and lease residuals for the three months ended March 31, 2026 and 2025, were $1,725 and $1,690, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2026
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

    The impact of related party revenues from sales of products and services is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2026	2025
Revenues:
Terminalling and storage	$18,756	$17,262
Transportation	8,043	7,970
Product sales:
Specialty products	53	381
Sulfur services	930	919
	983	1,300
	$27,782	$26,532

    The impact of related party cost of products sold is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2026	2025
Cost of products sold:
Specialty products	$7,930	$6,010
Sulfur services	3,288	3,121
	$11,218	$9,131

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2026
(Unaudited)

    The impact of related party operating expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Transportation	$20,134	$20,491
Sulfur services	1,190	1,397
Terminalling and storage	5,972	5,677
	$27,296	$27,565

    The impact of related party selling, general and administrative expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2026	2025
Selling, general and administrative:
Transportation	$2,281	$2,096
Specialty products	1,383	1,037
Sulfur services	967	960
Terminalling and storage	277	303
Indirect, including overhead allocation	3,359	3,496
	$8,267	$7,892

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
March 31, 2026
(Unaudited)

The Specialty Products segment earns revenue by providing marketing, distribution, and transportation services for NGLs as well as blending and packaging services for specialty lubricants and greases. NGL revenue is recognized upon the sale of products via truck, rail, or pipeline. For lubricants and greases, revenue is recognized upon their sale by truck or rail.

The following tables present selected financial information with respect to the Partnership's operating segments for the three months ended March 31, 2026 and 2025.

	Terminalling and Storage	Transportation	Sulfur Services	Specialty Products	Indirect selling, general and administrative	Total
Three Months Ended March 31, 2026
Operating revenues from external customers	$22,437	$52,807	$50,824	$61,606	$—	$187,674
Intersegment operating revenues	1,951	3,996	—	21	—	5,968
Total segment revenues	24,388	56,803	50,824	61,627	—	193,642

Reconciliation of revenues:
Elimination of intersegment revenues	(1,951)	(3,996)	—	(21)	—	(5,968)
Total consolidated revenues	22,437	52,807	50,824	61,606	—	187,674

Less: cost of products sold:
Direct product costs	—	—	30,182	50,690	—	80,872
Manufacturing costs (plant, labor, transportation, and other)	—	—	9,257	4,519	—	13,776
Segment gross margin	24,388	56,803	11,385	6,418	—	98,994

Less:
Employment related expenses[2]	6,987	15,261	2,230	1,797	2,795	29,070
Driver pay	—	11,727	—	—	—	11,727
Pass-through expenses	—	6,142	617	—	—	6,759
Utilities, materials, and supplies	4,103	549	303	33	—	4,988
Repairs and maintenance	1,106	4,690	99	5	—	5,900
Insurance related expenses	1,659	4,586	304	46	7	6,602
Lease expenses	1,140	5,847	97	22	—	7,106
Other segment expenses[1]	2,245	2,043	1,087	233	677	6,285
Depreciation and amortization	4,954	3,038	4,127	752	—	12,871
(Gain) loss on sale or disposition of property, plant and equipment	(9)	(317)	(6)	(1)	—	(333)
	22,185	53,566	8,858	2,887	3,479	90,975
Operating income (loss)	$2,203	$3,237	$2,527	$3,531	$(3,479)	$8,019

Segment assets - as of March 31, 2026	$162,029	$163,149	$134,713	$77,238	$—	$537,129
Capital expenditures and plant turnaround costs	$10,216	$1,718	$1,873	$184	$—	$13,991

1 Other segment expenses include outside services, property taxes, terminalling fees, regulatory expenses, professional fees, communications expenses, and many other less significant expense categories used in operations.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2026
(Unaudited)

2 These employment expenses include allocated overhead from Martin Resource Management Corporation and exclude those that are part of our manufacturing operations. Payroll expenses in our manufacturing operations are included in cost of products sold.

	Terminalling and Storage	Transportation	Sulfur Services	Specialty Products	Indirect selling, general and administrative	Total
Three Months Ended March 31, 2025
Operating revenues from external customers	$21,549	$52,985	$48,704	$69,305	$—	$192,543
Intersegment operating revenues	1,865	4,490	—	23	—	6,378
Total segment revenues	23,414	57,475	48,704	69,328	—	198,921

Reconciliation of revenues:
Elimination of intersegment revenues	(1,865)	(4,490)	—	(23)	—	(6,378)
Total consolidated revenues	21,549	52,985	48,704	69,305	—	192,543
						—
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
March 31, 2026
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

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Notes	$391,900	$411,717	$390,795	$415,726
Total	$391,900	$411,717	$390,795	$415,726

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2026
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

Selected financial information for DSM is as follows:

	As of March 31,			Three Months Ended March 31,
	Total Assets	Long-Term Debt	Members' Equity/Partners' Capital	Revenues	Net Income (Loss)

2026
DSM Semichem LLC	$114,501	$23,775	$54,587	$—	$(3,060)

	As of December 31,			Three Months Ended March 31,
	Total Assets	Long-Term Debt	Members' Equity/Partners' Capital	Revenues	Net Income (Loss)

2025
DSM Semichem LLC	$113,007	$25,521	$57,598	$—	$(2,090)

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2026
(Unaudited)

NOTE 16. INCOME TAXES

	Three Months Ended March 31,
	2026	2025
Provision for income taxes	$518	$1,117

The operations of a partnership are generally not subject to income taxes, except for Texas margin tax, because its income is taxed directly to its partners. Current state income taxes attributable to the Texas margin tax relating to the operation of the Partnership of $40 and $417 were recorded in income tax expense for the three months ended March 31, 2026 and 2025, respectively. Deferred taxes applicable to the Texas margin tax relating to the operation of the Partnership are immaterial.

MTI, a wholly owned subsidiary of the Partnership, is subject to income taxes due to its corporate structure (the "Taxable Subsidiary"). Total income tax expense of $478 and $700, related to the operation of the Taxable Subsidiary, for the three months ended March 31, 2026 and 2025, resulted in an effective income tax rate of 36.6% and 32.9%, respectively.

The decrease in the provision for income taxes during the three months ended March 31, 2026, compared to the same period in 2025, was primarily due to a decrease in income before taxes in the current period. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, net of the federal benefit, and nondeductible expenses.

    A current federal income tax expense of $261 and $722, related to the operation of the Taxable Subsidiary, was recorded for the three months ended March 31, 2026 and 2025, respectively. A current state income tax expense of $75 and $192, related to the operation of the Taxable Subsidiary, was recorded for the three months ended March 31, 2026 and 2025, respectively.

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

    A deferred tax expense (benefit) related to the MTI temporary differences of $142 and $(214) was recorded for the three months ended March 31, 2026 and 2025, respectively. A net deferred tax asset of $8,884 and $9,026, related to the cumulative book and tax temporary differences, existed at March 31, 2026 and December 31, 2025, respectively.

All income tax positions taken for all open years are more likely than not to be sustained based upon their technical merit under applicable tax laws.

NOTE 17. SUBSEQUENT EVENTS

Quarterly Distribution. On April 22, 2026, the Partnership declared a quarterly cash distribution of $0.005 per common unit for the first quarter of 2026, or $0.020 per common unit on an annualized basis, which will be paid on May 15, 2026 to unitholders of record as of May 8, 2026.

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

•Sulfur and sulfur-based products processing, manufacturing, marketing, and distribution; and

•Marketing, distribution, and transportation services for NGLs and blending and packaging services for specialty lubricants and greases.

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

    We were formed in 2002 by Martin Resource Management Corporation, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management Corporation has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management Corporation is an important supplier and customer of ours. As of March 31, 2026, Martin Resource Management Corporation owned 20.1% of our total outstanding common limited partner units and 100% of MMGP Holdings, LLC ("Holdings"), which is the sole member of Martin Midstream GP LLC ("MMGP"), our general partner. MMGP owns a 2.0% general partner interest in us.

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

Significant Recent Developments

Amendment to Credit Facility. On March 31, 2026, we entered into the Third Amendment with Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto, which amends the Credit Agreement.

The Third Amendment amended the Credit Agreement to, among other things:
•decrease the amount available for the Partnership to borrow under the Credit Agreement on a revolving credit basis from $130.0 million to $115.0 million; and
•adjust the financial covenants as described in more detail below:
◦require the Partnership to maintain a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of at least 1.65 to 1.00 for the fiscal quarters ending March 31, 2026, June 30, 2026, September 30, 2026 and

December 31, 2026 and stepping up to 1.75 to 1.00 for the fiscal quarter ending March 31, 2027 and each fiscal quarter thereafter; and
◦require the Operating Partnership to maintain a maximum Total Leverage Ratio (as defined in the Credit Agreement) of not more than 5.50 to 1.00 for the fiscal quarters ending March 31, 2026, June 30, 2026, September 30, 2026 and December 31, 2026, stepping down to 5.30 to 1.00 for the fiscal quarter ending March 31, 2027, stepping down to 5.25 to 1.00 for the fiscal quarter ending June 30, 2027, and further stepping down to 5.00 to 1.00 for the fiscal quarter ending September 30, 2027 and each fiscal quarter thereafter.

Subsequent Events

Quarterly Distribution. On April 22, 2026, we declared a quarterly cash distribution of $0.005 per common unit for the first quarter of 2026, or $0.020 per common unit on an annualized basis, which will be paid on May 15, 2026 to unitholders of record as of May 8, 2026.

Critical Accounting Policies and Estimates

    Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated and condensed financial statements included elsewhere herein. We prepared these financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. See the "Critical Accounting Policies and Estimates" section in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2, "Significant Accounting Policies" in Notes to Consolidated Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 23, 2026.

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

Ownership

    Martin Resource Management Corporation owns approximately 20.1% of the outstanding limited partner units and indirectly owns 100% of MMGP, our general partner, through its 100% interest in Holdings, which is the sole member of MMGP. MMGP owns a 2% general partner interest in us.

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

Related Party Agreements

The Omnibus Agreement requires us to reimburse Martin Resource Management Corporation for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. We reimbursed Martin Resource Management Corporation for $43.4 million of direct costs and expenses for the three months ended March 31, 2026, compared to $41.1 million for the three months ended March 31, 2025. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management Corporation for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.  In each of the three months ended March 31, 2026 and 2025, the Conflicts Committee approved reimbursement amounts of $3.2 million and $3.4 million. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually. These indirect expenses covered the centralized corporate functions Martin Resource Management Corporation provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management Corporation’s retained businesses. The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations. Martin Resource Management Corporation also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

    For a more comprehensive discussion concerning the Omnibus Agreement and the other agreements that we have entered into with Martin Resource Management Corporation, please refer to "Item 13. Certain Relationships and Related Transactions, and Director Independence" set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 23, 2026.

Commercial

We have been and anticipate that we will continue to be both a significant customer and supplier of products and services offered by Martin Resource Management Corporation. In the aggregate, the impact of related party transactions included in total costs and expenses accounted for approximately 26% and 25% of our total costs and expenses during the three months ended March 31, 2026 and 2025, respectively.

Correspondingly, Martin Resource Management Corporation is one of our significant customers. Our sales to Martin Resource Management Corporation accounted for approximately 15% and 14% of our total revenues for the three months ended March 31, 2026 and 2025, respectively.

For a more comprehensive discussion concerning the agreements that we have entered into with Martin Resource Management Corporation, please refer to "Item 13. Certain Relationships and Related Transactions, and Director Independence" set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 23, 2026.

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

The following tables reconcile the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the three months ended March 31, 2026 and 2025, which represents EBITDA, Adjusted EBITDA, Distributable Cash Flow, and Adjusted Free Cash Flow:

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

	Three Months Ended March 31,

	2026	2025
	(in thousands)
Net income (loss)	$(6,760)	$(1,033)
Adjustments:
Interest expense	13,961	14,107
Income tax expense	518	1,117
Depreciation and amortization	12,871	12,816
EBITDA	20,590	27,007
Adjustments:
(Gain) loss on disposition or sale of property, plant and equipment	(333)	(479)
Transaction expenses related to the terminated merger with Martin Resource Management Corporation	—	827
Equity in (earnings) loss of DSM Semichem LLC	301	209
Non-cash contractual revenue adjustment	175	221
Unit-based compensation	45	43
Adjusted EBITDA	$20,778	$27,828

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA, Distributable Cash Flow, and Adjusted Free Cash Flow

	Three Months Ended March 31,

	2026	2025
	(in thousands)
Net cash provided by (used in) operating activities	$(13,777)	$(6,019)
Interest expense [1]	12,429	12,730
Current income tax expense	376	1,331
Transaction expenses related to the terminated merger with Martin Resource Management Corporation	—	827
Non-cash contractual revenue adjustment	175	221
Changes in operating assets and liabilities which (provided) used cash:
Accounts and other receivables, inventories, and other current assets	16,716	573
Trade, accounts and other payables, and other current liabilities	5,866	19,037
Other	(1,007)	(872)
Adjusted EBITDA	20,778	27,828
Adjustments:
Interest expense	(13,961)	(14,107)
Income tax expense	(518)	(1,117)
Deferred income taxes	142	(214)
Amortization of debt discount	600	600
Amortization of deferred debt issuance costs	932	777
Payments for plant turnaround costs	(7,789)	(822)
Maintenance capital expenditures	(3,064)	(3,857)
Distributable Cash Flow	(2,880)	9,088
Principal payments under finance lease obligations	(4)	(4)
Expansion capital expenditures	(3,138)	(929)
Adjusted Free Cash Flow	$(6,022)	$8,155

1 Net of amortization of debt issuance costs and discount, which are included in interest expense but not included in net cash provided by operating activities.

Results of Operations

    The results of operations for the three months ended March 31, 2026 and 2025, have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues. The following table sets forth our operating revenues and operating income by segment for the three months ended March 31, 2026 and 2025. The results of operations for these interim periods are not necessarily indicative of the results of operations which might be expected for the entire year.

Our consolidated and condensed results of operations are presented on a comparative basis below. There are certain items of income and expense which we do not allocate on a segment basis. These items, including interest expense and indirect selling, general and administrative expenses, are discussed following the comparative discussion of our results within each segment.

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended March 31, 2026	(In thousands)
Terminalling and storage	$24,388	$(1,951)	$22,437	$2,203	$(1,843)	$360
Transportation	56,803	(3,996)	52,807	3,237	(3,989)	(752)
Sulfur services	50,824	—	50,824	2,527	3,555	6,082
Specialty products	61,627	(21)	61,606	3,531	2,277	5,808
Indirect selling, general and administrative	—	—	—	(3,479)	—	(3,479)
Total	$193,642	$(5,968)	$187,674	$8,019	$—	$8,019

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended March 31, 2025	(In thousands)
Terminalling and storage	$23,414	$(1,865)	$21,549	$2,110	$(1,831)	$279
Transportation	57,475	(4,490)	52,985	5,506	(4,513)	993
Sulfur services	48,704	—	48,704	7,716	3,805	11,521
Specialty products	69,328	(23)	69,305	3,745	2,539	6,284
Indirect selling, general and administrative	—	—	—	(4,675)	—	(4,675)
Total	$198,921	$(6,378)	$192,543	$14,402	$—	$14,402

Terminalling and Storage Segment

Comparative Results of Operations for the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,		Variance	Percent Change
	2026	2025
	(In thousands, except BBL per day)

Revenues	$24,388	$23,414	$974	4%
Operating expenses	16,259	14,813	1,446	10%
Selling, general and administrative expenses	981	923	58	6%
Depreciation and amortization	4,954	5,569	(615)	(11)%
	2,194	2,109	85	4%
Gain (loss) on disposition or sale of property, plant and equipment	9	1	8	800%
Operating income (loss)	$2,203	$2,110	$93	4%

Shore-based throughput volumes (gallons)	34,447	38,491	(4,044)	(11)%
Smackover refinery throughput volumes (guaranteed minimum) (BBL per day)	6,500	6,500	—	—%

Revenues. Revenues increased $1.0 million. Revenue at our Smackover refinery increased $0.8 million primarily as a result of increases in natural gas surcharge revenue of $0.6 million, throughput revenue of $0.1 million, and reservation fees of $0.1 million. Revenue at our underground storage terminal increased $0.5 million primarily as a result of higher throughput fees of $0.6 million, offset by decreased reservation fees of $0.1 million. Our shore-based terminals decreased $0.2 million due to decreased space rent of $0.3 million, offset by increased throughput revenue of $0.1 million. Revenue at our specialty terminals decreased $0.1 million primarily as a result of decreased service revenue of $0.2 million, offset by an increase in throughput revenue of $0.1 million.

Operating expenses. Operating expenses increased primarily as a result of higher rates for natural gas utilities of $0.4 million at our Smackover refinery. Additionally, employee-related expenses increased $0.4 million and insurance premiums increased $0.2 million across all terminals as a result of higher rates.

Selling, general and administrative expenses. Selling, general and administrative expenses increased slightly, primarily due to higher employee-related expenses.

Depreciation and amortization. The decrease in depreciation and amortization is primarily the result of assets being fully depreciated and disposals, offset by capital expenditures.

Transportation Segment

Comparative Results of Operations for the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,		Variance	Percent Change
	2026	2025
	(In thousands)
Revenues	$56,803	$57,475	$(672)	(1)%
Operating expenses	48,278	46,647	1,631	3%
Selling, general and administrative expenses	2,567	2,868	(301)	(10)%
Depreciation and amortization	3,038	2,932	106	4%
	$2,920	$5,028	$(2,108)	(42)%
Gain (loss) on disposition or sale of property, plant and equipment	317	478	(161)	(34)%
Operating income (loss)	$3,237	$5,506	$(2,269)	(41)%

Revenues. Revenues decreased $0.7 million. In our marine transportation division, inland revenues increased $0.2 million, primarily related to an increase in utilization, offset by lower transportation rates. Offshore revenues decreased $0.7 million, primarily related to lower utilization associated with planned regulatory inspections combined with lower transportation rates. The offshore unit is expected to return to service during the second quarter. In our land transportation division, freight revenue decreased $0.2 million, primarily due to a 9% decrease in total miles, offset by a 14% increase in loads.

Operating expenses. The increase in operating expenses is primarily a result of lease expense of $1.2 million, insurance premiums of $0.5 million, insurance claims of $0.2 million, repairs and maintenance of $0.1 million, and pass-through expenses of $0.1 million. Offsetting these increases was a decrease in employee-related expenses of $0.6 million. The increase in lease expense is related to the replacement of tractors and trailers in our land transportation division.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased primarily due to a reduction in the allowance for uncollectible accounts receivable.

Depreciation and amortization. The increase in depreciation and amortization is primarily the result of capital expenditures, offset by asset disposals.

Sulfur Services Segment

Comparative Results of Operations for the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,		Variance	Percent Change
	2026	2025
	(In thousands)
Revenues:
Services	$4,374	$4,223	$151	4%
Products	46,450	44,481	1,969	4%
Total revenues	50,824	48,704	2,120	4%

Cost of products sold	39,439	32,002	7,437	23%
Operating expenses	3,057	3,832	(775)	(20)%
Selling, general and administrative expenses	1,680	1,597	83	5%
Depreciation and amortization	4,127	3,557	570	16%
	2,521	7,716	(5,195)	(67)%
Gain (loss) on disposition or sale of property, plant and equipment	6	—	6
Operating income (loss)	$2,527	$7,716	$(5,189)	(67)%

Sulfur (long tons)	128	123	5	4%
Fertilizer (long tons)	87	97	(10)	(10)%
Total sulfur services volumes (long tons)	215	220	(5)	(2)%

Services revenues. Services revenues increased $0.1 million associated with reservation fee revenue from the DSM joint venture and $0.1 million as a result of a contractually prescribed, index-based fee adjustment.

Products revenues. Products revenues increased $2.0 million. Product revenues increased by $3.0 million due to a 7% rise in average sulfur products sales prices, which increase was offset by a decrease of $1.0 million related to a 2% decrease in sales volume, primarily a 10% decrease in fertilizer volumes.

Cost of products sold. Cost of products sold increased $7.4 million. A 26% increase in product cost impacted cost of products sold by $8.4 million, resulting from higher commodity prices. A 2% reduction in sales volumes resulted in a decrease in cost of products sold of $1.0 million.

Margin per ton decreased by $24.11, or 43%, during the first quarter of 2026, primarily reflecting unfavorable performance in the fertilizer segment. This decline was driven by higher input costs, principally sulfur and ammonia, as well as reduced farmer affordability, both of which adversely impacted fertilizer product demand.

Operating expenses. Operating expenses decreased $0.8 million due to $0.5 million in outside services, $0.2 million in marine pass-through expenses, $0.1 million in other marine operating expense, and $0.1 million in repairs and maintenance, offset by a $0.1 million increase in insurance-related costs.

Selling, general and administrative expenses. Selling, general and administrative expenses increased primarily due to higher employee-related expenses.

Depreciation and amortization. Depreciation and amortization increased due to the amortization of higher turnaround costs as well as certain assets being placed into service.

Specialty Products Segment

Comparative Results of Operations for the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,		Variance	Percent Change
	2026	2025
	(In thousands)
Products revenues	$61,627	$69,328	$(7,701)	(11)%
Cost of products sold	55,210	63,045	(7,835)	(12)%
Operating expenses	—	31	(31)	(100)%
Selling, general and administrative expenses	2,135	1,749	386	22%
Depreciation and amortization	752	758	(6)	(1)%
	3,530	3,745	(215)	(6)%
Gain (loss) on disposition or sale of property, plant and equipment	1	—	1
Operating income (loss)	$3,531	$3,745	$(214)	(6)%

NGL sales volumes (Bbls)	593	663	(70)	(11)%
Other specialty products volumes (Bbls)	97	81	16	20%
Total specialty products volumes (Bbls)	690	744	(54)	(7)%

    Products Revenues. Product revenues decreased by $7.7 million. A 7% reduction in sales volumes decreased revenue by $4.8 million, primarily driven by an 11% decrease in NGL sales volumes. Additionally, a 4% decline in average specialty product sales prices reduced revenue by $2.9 million.

Cost of products sold. Cost of products sold decreased $7.8 million. A 7% decrease in sales volumes resulted in a decrease in cost of products sold of $4.3 million. A 6% decline in average product cost impacted cost of products sold by $3.5 million, resulting from reduced commodity prices. Our margins increased $0.86 per barrel, or 10%, during the period.

Operating expenses. Operating expenses remained relatively consistent.

Selling, general and administrative expenses. Selling, general and administrative expenses increased primarily due to employee-related expenses.

Depreciation and amortization. Depreciation and amortization decreased as a result of capital expenditures offset by recent disposals.

Interest Expense

Comparative Components of Interest Expense, Net for the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,		Variance	Percent Change
	2026	2025
	(In thousands)
Credit facility	$1,343	$1,472	$(129)	(9)%
Senior notes	10,989	10,989	—	—%
Amortization of deferred debt issuance costs	932	777	155	20%
Amortization of debt discount	600	600	—	—%
Other	97	269	(172)	(64)%
Total interest expense, net	$13,961	$14,107	$(146)	(1)%

Indirect Selling, General and Administrative Expenses

	Three Months Ended March 31,		Variance	Percent Change
	2026	2025
	(In thousands)
Indirect selling, general and administrative expenses	$3,479	$4,675	$(1,196)	(26)%

Indirect selling, general and administrative expenses decreased for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to the absence of $0.8 million in transaction expenses associated with the terminated merger with Martin Resource Management Corporation that were incurred in the first quarter of 2025, combined with lower compensation expense of $0.3 million.

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

    Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. The Conflicts Committee of our general partner approved the following reimbursement amounts during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Variance	Percent Change
	2026	2025
	(In thousands)
Conflicts Committee approved reimbursement amount	$3,238	$3,384	$(146)	(4)%

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

Total Contractual Obligations

A summary of our total contractual cash obligations as of March 31, 2026, is as follows:

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Credit facility	$68,000	$—	$68,000	$—	$—
11.5% senior secured notes, due 2028	400,000	—	400,000	—	—
Operating leases	77,253	20,870	39,024	14,357	3,002
Finance lease obligations	51	15	34	2	—
Interest payable on finance lease obligations	6	3	3	—	—
Interest payable on fixed long-term debt obligations	86,315	46,000	40,315	—	—
Total contractual cash obligations	$631,625	$66,888	$547,376	$14,359	$3,002

The interest payable under our credit facility is not reflected in the above table because such amounts depend on the outstanding balances and interest rates, which vary from time to time.

Letters of Credit. At March 31, 2026, we had outstanding irrevocable letters of credit in the amount of $1.6 million, which were issued under our credit facility.

Off-Balance Sheet Arrangements. We do not have any off-balance sheet financing arrangements.

Cash Flows - Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

    The following table details the cash flow changes between the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Variance	Percent Change
	2026	2025
	(In thousands)
Net cash provided by (used in):
Operating activities	$(13,777)	$(6,019)	$(7,758)	(129)%
Investing activities	(14,931)	(6,218)	(8,713)	(140)%
Financing activities	28,708	12,234	16,474	135%
Net increase (decrease) in cash and cash equivalents	$—	$(3)	$3	100%

    Net cash used in operating activities. The increase in net cash used in operating activities for the three months ended March 31, 2026, includes a decrease in operating results and other non-cash charges of $4.9 million, coupled with an increase in cash outflows associated with changes in working capital of $2.8 million.

    Net cash used in investing activities. Net cash used in investing activities for the three months ended March 31, 2026, increased $8.7 million. An increase in cash used of $8.6 million resulted from higher payments for capital expenditures and plant turnaround costs in 2026. Additionally, net proceeds from the sale of property, plant and equipment decreased $0.1 million.

    Net cash provided by financing activities. Net cash provided by financing activities for the three months ended March 31, 2026, increased primarily as a result of an increase in borrowings of long-term debt of $26.5 million, offset by an increase in repayments of long-term debt of $10.0 million.

Description of Our Indebtedness

Credit Facility

At March 31, 2026, we maintained a $115.0 million credit facility that matures on November 16, 2027. As of March 31, 2026, we had $68.0 million outstanding under the credit facility and $1.6 million of outstanding irrevocable letters of credit, leaving a maximum amount available to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $45.4 million. After giving effect to our then current borrowings, letters of credit, and the financial covenants contained in our credit facility, we had the ability to borrow approximately $37.5 million in additional amounts thereunder as of March 31, 2026.

The credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures. The level of outstanding draws on our credit facility from January 1, 2026 through March 31, 2026 ranged from a low of $39.0 million to a high of $91.0 million.

The applicable margin for SOFR borrowings and alternate base rate borrowings at March 31, 2026 is 3.75% and 2.75%, respectively. The applicable margin for SOFR borrowings and alternate base rate borrowings effective April 22, 2026, is 3.75% and 2.75%, respectively.

Amendment to Credit Facility. On March 31, 2026, we entered into the Third Amendment with Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto, which amends the Credit Agreement.

The Third Amendment amended the Credit Agreement to, among other things:
•decrease the amount available for the Partnership to borrow under the Credit Agreement on a revolving credit basis from $130.0 million to $115.0 million; and
•adjust the financial covenants as described in more detail below:
◦require the Partnership to maintain a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of at least 1.65 to 1.00 for the fiscal quarters ending March 31, 2026, June 30, 2026, September 30, 2026 and December 31, 2026 and stepping up to 1.75 to 1.00 for the fiscal quarter ending March 31, 2027 and each fiscal quarter thereafter; and
◦require the Partnership to maintain a maximum Total Leverage Ratio (as defined in the Credit Agreement) of not more than 5.50 to 1.00 for the fiscal quarters ending March 31, 2026, June 30, 2026, September 30, 2026 and December 31, 2026, stepping down to 5.30 to 1.00 for the fiscal quarter ending March 31, 2027, stepping down to 5.25 to 1.00 for the fiscal quarter ending June 30, 2027, and further stepping down to 5.00 to 1.00 for the fiscal quarter ending September 30, 2027 and each fiscal quarter thereafter.

    For a description of our credit facility, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Our Long-Term Debt" in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 23, 2026.

2028 Notes

For a description of our 2028 Notes, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Our Long-Term Debt" in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 23, 2026.

    Capital Resources and Liquidity

    Historically, we have generally satisfied our working capital requirements and funded our debt service obligations and capital expenditures with cash generated from operations and borrowings under our credit facility.

    On March 31, 2026, we had cash and cash equivalents of $0.05 million and available borrowing capacity of $45.4 million under our credit facility with $68.0 million of borrowings outstanding. After giving effect to our then current borrowings, letters of credit, and the financial covenants contained in our credit facility, we had the ability to borrow approximately $37.5 million in additional amounts thereunder as of March 31, 2026.

    We expect that our primary sources of liquidity to meet operating expenses, service our indebtedness, pay distributions to our unitholders and fund capital expenditures will be provided by cash flows generated by our operations, borrowings under our credit facility and access to the debt and equity capital markets. Our ability to generate cash from operations will depend upon our future operating performance, which is subject to certain risks. For a discussion of such risks, please read "Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2025, filed with the SEC on February 23, 2026. In addition, due to the covenants in our credit facility, our financial and operating performance impacts the amount we are permitted to borrow under that facility.

    We are in compliance with all debt covenants as of March 31, 2026, and expect to be in compliance for the next twelve months.

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

Impact of Inflation

    Inflation did not have a material impact on our results of operations for the three months ended March 31, 2026 or 2025. Inflation may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies. In the future, increasing energy prices for products consumed by our operations, such as diesel fuel, natural gas, chemicals, and other supplies, could adversely affect our results of operations. An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

    Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted.

On June 15, 2024, the Partnership experienced a spill of less than 2,500 barrels of crude oil from its transfer pipeline connecting the Sandyland Terminal to the refinery in Smackover, Union County, Arkansas. The Partnership promptly coordinated with the U.S. Environmental Protection Agency (the “EPA”), Arkansas Department of Energy and Environment (the “ADEE”), and Arkansas Game and Fish Commission, dedicating the necessary resources, equipment, and personnel to expedite oil recovery and cleanup activities. In October 2024, the EPA transitioned the Partnership’s response from emergency response status to remediation status under ADEE oversight. On October 11, 2024, the ADEE notified the Partnership that documentation, observations, and data indicated the Partnership completed all remedial actions to the maximum practical extent. No further remediation is required at this time. The Partnership submitted a claim related to the spill, which was accepted by its insurance carriers, subject to a reservation of rights. The Partnership’s deductible under the applicable insurance policies total $0.5 million and such deductible expense has been recorded by the Partnership in the Consolidated and Condensed Statements of Operations. As of April 27, 2026, no fines or penalties have been assessed in relation to the spill.

We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the three months ended March 31, 2026.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Partnership is exposed to commodity risk and interest rate risk in its normal business activities. The following disclosures about market risk provide an update to, and should be read in conjunction with, “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 23, 2026.

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

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 7.36% as of March 31, 2026. Based on the amount of unhedged floating rate debt owed by us on March 31, 2026, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $0.7 million annually.

We are not exposed to changes in interest rates with respect to our 2028 Notes as these obligations are at a fixed rate. Based on the quoted prices for identical liabilities in markets that are not active at March 31, 2026, the estimated fair value of the 2028 Notes was $411.7 million. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of a 100 basis point increase in interest rates. Such an increase in interest rates at March 31, 2026, would result in a $3.6 million decrease in the fair value of our 2028 Notes.

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

    There have been no material changes to the Partnership's risk factors since our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 23, 2026.

Item 5.	Other Information

During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Partnership adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
10.1
Third Amendment to Fourth Amended and Restated Credit Agreement, dated as of March 31, 2026, by and among Martin Operating Partnership L.P., as borrower, Martin Midstream Partners L.P., as guarantor, the other guarantors party thereto, the financial institutions party thereto as lenders and Royal Bank of Canada, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed April 6, 2026, and incorporated herein by reference).

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

101
Inline Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026, formatted in Extensible Business Reporting Language: (1) the Consolidated and Condensed Balance Sheets; (2) the Consolidated and Condensed Statements of Income; (3) the Consolidated and Condensed Statements of Cash Flows; (4) the Consolidated and Condensed Statements of Capital (Deficit); and (5) the Notes to Consolidated and Condensed Financial Statements.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (contained in Exhibit 101).

* Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

April 27, 2026	By:	/s/ Sharon L. Taylor
Sharon L. Taylor
Executive Vice President and Chief Financial Officer