Form 10-Q
period 2026-06-30
MARTIN MIDSTREAM PARTNERS L.P.
filed 2026-07-27
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
 The number of the registrant’s Common Units outstanding at July 27, 2026, was 39,124,686.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Cash	$50	$49
Accounts and other receivables, less allowance for doubtful accounts of $287 and $310, respectively	72,239	58,371
Inventories	60,359	50,248
Due from affiliates	17,189	8,942
Other current assets	12,886	12,298
Total current assets	162,723	129,908

Property, plant and equipment, at cost	987,761	970,753
Accumulated depreciation	(700,048)	(681,527)
Property, plant and equipment, net	287,713	289,226

Goodwill	16,671	16,671
Right-of-use assets	63,470	69,938
Investment in DSM Semichem LLC	5,637	6,198
Deferred income taxes, net	8,488	9,026
Other assets, net	2,731	1,451
Total assets	$547,433	$522,418

Liabilities and Partners’ Capital (Deficit)
Current installments of long-term debt and finance lease obligations	$16	$15
Trade and other accounts payable	70,383	57,814
Product exchange payables	—	169
Due to affiliates	11,774	13,286
Income taxes payable	1,248	1,580
Other accrued liabilities	50,905	51,279
Total current liabilities	134,326	124,143

Long-term debt, net	453,748	428,008
Finance lease obligations	32	39
Operating lease liabilities	40,609	48,353
Other long-term obligations	8,931	7,670
Total liabilities	637,646	608,213

Commitments and contingencies
Partners’ capital (deficit)	(90,213)	(85,795)
Total liabilities and partners' capital (deficit)	$547,433	$522,418

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Terminalling and storage *	$23,743	$22,404	$46,180	$43,953
Transportation *	56,639	53,826	109,446	106,811
Sulfur services	4,253	4,073	8,627	8,296
Product sales: *
Specialty products	83,148	60,318	144,754	129,623
Sulfur services	45,817	40,055	92,267	84,536
	128,965	100,373	237,021	214,159
Total revenues	213,600	180,676	401,274	373,219

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Specialty products *	73,907	52,270	126,821	112,764
Sulfur services *	33,682	26,234	70,267	55,316
	107,589	78,504	197,088	168,080
Expenses:
Operating expenses *	68,947	64,382	135,753	128,836
Selling, general and administrative *	9,407	10,882	20,219	22,656
Depreciation and amortization	13,052	12,638	25,923	25,454
Total costs and expenses	198,995	166,406	378,983	345,026

Gain on disposition or sale of property, plant and equipment	4,653	613	4,986	1,092
Operating income	19,258	14,883	27,277	29,285

Other income (expense):
Interest expense, net	(14,491)	(14,608)	(28,452)	(28,715)
Equity in loss of DSM Semichem LLC	(260)	(616)	(561)	(825)
Other, net	15	18	16	16
Total other expense	(14,736)	(15,206)	(28,997)	(29,524)

Net income (loss) before taxes	4,522	(323)	(1,720)	(239)
Income tax expense	(1,875)	(2,084)	(2,393)	(3,201)
Net income (loss)	2,647	(2,407)	(4,113)	(3,440)
Less general partner's interest in net income (loss)	53	(48)	(82)	(69)
Less income (loss) allocable to unvested restricted units	12	(10)	(14)	(14)
Limited partners' interest in net income (loss)	$2,582	$(2,349)	$(4,017)	$(3,357)

Net income (loss) per unit attributable to limited partners - basic and diluted	$0.07	$(0.06)	$(0.10)	$(0.09)

Weighted average limited partner units - basic and diluted	38,955,432	38,892,347	38,953,569	38,887,692
See accompanying notes to consolidated and condensed financial statements.
*Related Party Transactions Shown Below

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:*
Terminalling and storage	$18,982	$18,221	$37,738	$35,483
Transportation	7,883	7,320	15,926	15,290
Product Sales	817	1,040	1,800	2,340
Costs and expenses:*
Cost of products sold: (excluding depreciation and amortization)
Specialty products	10,137	7,277	18,067	13,287
Sulfur services	3,318	3,187	6,606	6,308
Expenses:
Operating expenses	27,286	27,823	54,582	55,388
Selling, general and administrative	7,753	8,135	16,020	16,027

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL (DEFICIT)
(Unaudited)
(Dollars in thousands)

	Partners’ Capital (Deficit)
	Common Limited		General Partner Amount
	Units	Amount		Total
Balances - March 31, 2026	39,124,686	$(93,697)	$988	$(92,709)
Net income	—	2,594	53	2,647
Cash distributions	—	(196)	(4)	(200)
Unit-based compensation	—	49	—	49
Balances - June 30, 2026	39,124,686	(91,250)	1,037	(90,213)

Balances - December 31, 2025	39,055,086	$(86,922)	$1,127	$(85,795)
Net loss	—	(4,031)	(82)	(4,113)
Issuance of restricted units	69,600	—	—	—
Cash distributions	—	(391)	(8)	(399)
Unit-based compensation	—	94	—	94
Balances - June 30, 2026	39,124,686	$(91,250)	$1,037	$(90,213)

	Partners’ Capital (Deficit)
	Common Limited		General Partner Amount
	Units	Amount		Total
Balances - March 31, 2025	39,055,086	$(73,041)	$1,413	$(71,628)
Net loss	—	(2,359)	(48)	(2,407)
Cash distributions	—	(195)	(4)	(199)
Unit-based compensation	—	47	—	47
Balances - June 30, 2025	39,055,086	(75,548)	1,361	(74,187)

Balances - December 31, 2024	39,001,086	$(71,877)	$1,438	$(70,439)
Net loss	—	(3,371)	(69)	(3,440)
Issuance of restricted units	54,000	—	—	—
Cash distributions	—	(390)	(8)	(398)
Unit-based compensation	—	90	—	90
Balances - June 30, 2025	39,055,086	$(75,548)	$1,361	$(74,187)

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(4,113)	$(3,440)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	25,923	25,454
Amortization of deferred debt issuance costs	1,671	1,556
Amortization of debt discount	1,200	1,200
Deferred income tax expense (benefit)	538	(154)
Gain on disposition or sale of property, plant and equipment, net	(4,986)	(1,092)
Equity in loss of DSM Semichem LLC	561	825
Non cash unit-based compensation	94	90
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	(13,868)	(3,933)
Inventories	(10,111)	5,583
Due from affiliates	(8,247)	4,891
Other current assets	1,060	(544)
Trade and other accounts payable	10,800	(6,181)
Product exchange payables	(169)	145
Due to affiliates	(1,512)	(1,226)
Income taxes payable	(332)	849
Other accrued liabilities	(1,451)	(611)
Change in other non-current assets and liabilities	1,365	1,484
Net cash provided by (used in) operating activities	(1,577)	24,896

Cash flows from investing activities:
Payments for property, plant and equipment	(17,008)	(11,222)
Payments for plant turnaround costs	(9,378)	(1,799)
Proceeds from sale of property, plant and equipment	5,500	1,092
Net cash used in investing activities	(20,886)	(11,929)

Cash flows from financing activities:
Payments of long-term debt	(116,500)	(121,500)
Payments under finance lease obligations	(7)	(7)
Proceeds from long-term debt	139,500	109,000
Payment of debt issuance costs	(130)	(70)
Cash distributions paid	(399)	(398)
Net cash provided by (used in) financing activities	22,464	(12,975)

Net increase (decrease) in cash	1	(8)
Cash at beginning of period	49	55
Cash at end of period	$50	$47

Non-cash additions to property, plant and equipment	$4,631	$1,263

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2026
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

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures ("ASU 2024-03"), as amended by ASU 2025-01, which requires public entities to disclose disaggregated information about certain income statement line items in the notes to the financial statements. For public entities, ASU 2024-03 is required to be adopted for annual periods beginning after December 15, 2026 and for interim periods beginning after December 15, 2027, with early adoption permitted. The Partnership is currently evaluating the impact that ASU 2024-03 will have on its consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2026
(Unaudited)

NOTE 3. REVENUE

    The following table disaggregates our revenue by major source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Terminalling and storage segment
Throughput and storage	$23,743	$22,404	$46,180	$43,953
	$23,743	$22,404	$46,180	$43,953
Transportation segment
Land transportation	$42,292	$38,942	$81,204	$77,621
Inland marine transportation	13,187	12,678	25,736	24,680
Offshore marine transportation	1,160	2,206	2,506	4,510
	$56,639	$53,826	$109,446	$106,811
Sulfur services segment
Sulfur product sales	$12,522	$8,894	$23,326	$18,606
Fertilizer product sales	33,295	31,161	68,941	65,930
Sulfur services	4,253	4,073	8,627	8,296
	$50,070	$44,128	$100,894	$92,832
Specialty products segment
Natural gas liquids product sales	$48,932	$32,976	$83,345	$75,096
Lubricant product sales	34,216	27,342	61,409	54,527
	$83,148	$60,318	$144,754	$129,623

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
June 30, 2026
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

	2026	2027	2028	2029	2030	Thereafter	Total
Terminalling and storage
Throughput and storage	$22,926	$47,042	$48,454	$49,907	$51,404	$52,947	$272,680
Sulfur services
Product sales	7,118	14,237	14,237	—	—	—	35,592
Service revenues	5,904	9,854	9,353	6,953	2,655	36,506	71,225
Specialty Products
NGL product sales	575	—	—	—	—	—	575
Total	$36,523	$71,133	$72,044	$56,860	$54,059	$89,453	$380,072
In addition, the Partnership has non-cancelable revenue arrangements that are under the scope of ASC 842 whereby we have committed certain terminalling and storage assets in exchange for a minimum fee. Future minimum revenues the Partnership expects to receive under these non-cancelable arrangements as of June 30, 2026, are as follows: 2026 - $13,544; 2027 - $14,464; 2028 - $12,593; 2029 - $8,972; 2030 - $8,398; subsequent years - $253.

NOTE 4. INVENTORIES

Components of inventories at June 30, 2026 and December 31, 2025, were as follows:

	June 30, 2026	December 31, 2025
Natural gas liquids	$1,223	$1,125
Sulfur	7,306	1,300
Fertilizer	20,544	21,666
Lubricants	25,453	20,281
Other	5,833	5,876
	$60,359	$50,248

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2026
(Unaudited)

NOTE 5. DEBT

At June 30, 2026 and December 31, 2025, long-term debt consisted of the following:

	June 30, 2026	December 31, 2025
$115,000 [3] credit facility at variable interest rate (7.48%[1] weighted average at June 30, 2026), due November 2027 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries, net of unamortized debt issuance costs of $1,256 and $1,787, respectively [2]	$60,744	$37,213
$400,000 Senior notes, 11.5% interest, net of unamortized debt issuance costs of $3,196 and $4,205, respectively, including unamortized discount of $3,800 and $5,000, respectively, due February 2028, secured [2]	393,004	390,795
Total	453,748	428,008
Less: current portion	—	—
Total long-term debt, net of current portion	$453,748	$428,008

    1 The interest rate fluctuates based on Adjusted Term SOFR (set on the date of each advance) or the alternate base rate plus an applicable margin. The margin is set every three months. The applicable margin for revolving loans that are SOFR loans ranges from 2.75% to 3.75%, and the applicable margin for revolving loans that are alternate base rate loans ranges from 1.75% to 2.75%. The applicable margin for SOFR borrowings and alternate base rate borrowings at June 30, 2026 is 3.75% and 2.75%, respectively. The applicable margin for SOFR borrowings and alternate base rate borrowings effective July 22, 2026, is 3.75% and 2.75%, respectively. The credit facility contains various covenants that limit the Partnership’s ability to make distributions; make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management Corporation (as amended, the "Omnibus Agreement").

    2 The Partnership was in compliance with all debt covenants as of June 30, 2026 and December 31, 2025.

3 On March 31, 2026, the Partnership, Martin Operating Partnership L.P. (the “Operating Partnership”), a wholly owned subsidiary of the Partnership, and certain of the Partnership’s other subsidiaries entered into a Third Amendment to Fourth Amended and Restated Credit Agreement (the “Third Amendment”) with Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto, which amends the Fourth Amended and Restated Credit Agreement, dated effective as of February 8, 2023 (as previously amended, the “Credit Agreement”).

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

The Partnership is in compliance with all debt covenants as of June 30, 2026, and expects to be in compliance for the next twelve months.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2026
(Unaudited)

    The Partnership paid cash interest in the amount of $1,665 and $1,683 for the three months ended June 30, 2026 and 2025, respectively.  The Partnership paid cash interest in the amount of $26,115 and $26,408 for the six months ended June 30, 2026 and 2025, respectively. Capitalized interest was $143 and $45 for the three months ended June 30, 2026 and 2025, respectively. Capitalized interest was $235 and $45 for the six months ended June 30, 2026 and 2025, respectively.

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

    The components of lease expense for the three and six months ended June 30, 2026 and 2025, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$7,103	$6,499	$14,291	$12,634
Finance lease cost:
Amortization of right-of-use assets	$4	$4	8	8
Interest on lease liabilities	1	1	2	2
Short-term lease cost	1,895	1,357	3,449	2,856
Variable lease cost	52	47	78	91
Total lease cost	$9,055	$7,908	$17,828	$15,591

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2026
(Unaudited)

Supplemental balance sheet information related to leases at June 30, 2026 and December 31, 2025, was as follows:

	June 30, 2026	December 31, 2025
Operating Leases
Operating lease right-of-use assets	$63,470	$69,938

Current portion of operating lease liabilities included in "Other accrued liabilities"	$23,120	$22,043
Operating lease liabilities	40,609	48,353
Total operating lease liabilities	$63,729	$70,396

Finance Leases
Property, plant and equipment, at cost	$77	$77
Accumulated depreciation	(34)	(26)
Property, plant and equipment, net	$43	$51

Current installments of finance lease obligations	$16	$15
Finance lease obligations	32	39
Total finance lease obligations	$48	$54

For the six months ended June 30, 2026, the Partnership incurred new operating leases, primarily related to land transportation assets and renewed existing operating leases set to expire, primarily related to leased land and facilities.

The Partnership’s future minimum lease obligations as of June 30, 2026, consist of the following:

Operating Leases
Remainder of 2026	$14,052
2027	23,727
2028	16,667
2029	9,835
2030	4,807
Thereafter	3,002
Total	72,090
Less amounts representing interest costs	(8,361)
Total lease liability	$63,729

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2026
(Unaudited)

NOTE 7. SUPPLEMENTAL BALANCE SHEET INFORMATION

    Components of "Other accrued liabilities" were as follows:

	June 30, 2026	December 31, 2025
Accrued interest	$17,538	$17,838
Asset retirement obligations	283	283
Property and other taxes payable	2,888	3,968
Accrued payroll	6,937	7,119
Operating lease liabilities	23,120	22,043
Other	139	28
	$50,905	$51,279

The schedule below summarizes the changes in our asset retirement obligations:

June 30, 2026

Asset retirement obligations as of December 31, 2025	$5,318
Additions to asset retirement obligations	—
Accretion expense	49
Liabilities settled	—
Ending asset retirement obligations	5,367
Current portion of asset retirement obligations[1]	(283)
Long-term portion of asset retirement obligations[2]	$5,084

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2026
(Unaudited)

NOTE 8. PARTNERS' CAPITAL (DEFICIT)

As of June 30, 2026, Partners’ capital (deficit) consisted of 39,124,686 common limited partner units, representing a 98% partnership interest, and a 2% general partner interest. Martin Resource Management Corporation, through subsidiaries, owned 7,874,446 of the Partnership's common limited partner units representing approximately 20.1% of the Partnership's outstanding common limited partner units. MMGP, the Partnership's general partner, owns the 2% general partnership interest.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2026
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$2,647	$(2,407)	$(4,113)	$(3,440)
Less general partner’s interest in net income (loss):
Distributions payable on behalf of general partner interest	4	4	8	8
General partner interest in undistributed income (loss)	49	(52)	(90)	(77)
Less income (loss) allocable to unvested restricted units	12	(10)	(14)	(14)
Limited partners’ interest in net income (loss)	$2,582	$(2,349)	$(4,017)	$(3,357)

    The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic weighted average limited partner units outstanding	38,955,432	38,892,347	38,953,569	38,887,692
Dilutive effect of restricted units issued	—	—	—	—
Total weighted average limited partner diluted units outstanding	38,955,432	38,892,347	38,953,569	38,887,692

    All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the periods presented. For the three months ended June 30, 2026, all common unit equivalents were excluded from the computation of diluted earnings per unit because their effect would have been antidilutive under the treasury stock method, as the sum of the assumed proceeds and unrecognized compensation cost per unit exceeded the average market price of the common units for the period. All common unit equivalents were antidilutive for the six months ended June 30, 2026 and for the three and six months ended June 30, 2025 because the limited partners were allocated a net loss in those periods.

NOTE 9. UNIT BASED AWARDS - LONG-TERM INCENTIVE PLANS

The Partnership recognizes compensation costs related to unit-based awards to both employees and non-employees in its consolidated and condensed financial statements in accordance with certain provisions of ASC 718. Amounts recognized in operating expense and selling, general, and administrative expense in the consolidated and condensed financial statements with respect to these plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted unit Awards
Non-employee directors	$49	$47	$94	$90
Phantom unit Awards
Employees	(360)	313	505	1,106
Total unit-based compensation expense	$(311)	$360	$599	$1,196

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2026
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

Phantom unit awards are recorded in operating expense and selling, general and administrative expense based on the fair value of the awards on the balance sheet date. The fair value of these awards is updated at each balance sheet date and

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2026
(Unaudited)

changes in the fair value of the awards are recorded as increases or decreases to compensation expense within operating expense and selling, general and administrative expense in the Consolidated and Condensed Statements of Operations. All of the Partnership's phantom unit awards outstanding as of June 30, 2026 met the criteria to be treated under liability classification in accordance with ASC 718, given that these awards will settle in cash on the vesting date.

Compensation expense for the phantom awards is based on the fair value of the units as of the balance sheet date as further discussed below, and such costs are recognized ratably over the service period of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future periods for these awards will vary. The estimated future cash payments of these awards are presented as liabilities within "Trade and other accounts payable" and "Other long-term obligations" in the Consolidated and Condensed Balance Sheets. At June 30, 2026, the total liability recognized in connection with outstanding phantom unit awards was $5,079, of which $2,570 is recorded in Trade and other accounts payable and $2,509 is recorded in Other long-term obligations on the Consolidated and Condensed Balance Sheets. At December 31, 2025, the total liability recognized in connection with outstanding phantom unit awards was $4,574, of which $2,905 is recorded in Trade and other accounts payable and $1,669 is recorded in Other long-term obligations on the Consolidated and Condensed Balance Sheets. As of June 30, 2026, there was a total of $3,291 of unrecognized compensation costs related to phantom unit awards. These costs are expected to be recognized over a remaining life of 1.66 years.

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

The restricted units issued to directors generally vest in equal annual installments over a four-year period. Restricted units issued to employees generally vest in equal annual installments over three years of service. All of the Partnership's outstanding restricted unit awards at June 30, 2026, met the criteria to be treated under equity classification.

On February 17, 2026, the Partnership issued 23,200 TBRUs to each of the Partnership's three independent directors under the 2017 LTIP. These restricted common units vest in equal installments of 5,800 units on January 24, 2027, 2028, 2029, and 2030.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2026
(Unaudited)

    The restricted units are valued at their fair value at the date of grant, which is equal to the market value of common units on such date. A summary of the restricted unit activity for the six months ended June 30, 2026, is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	162,738	$2.93
Granted (TBRU)	69,600	$2.90
Vested	(63,084)	$2.98
Forfeited	—	$—
Non-vested, end of period	169,254	$2.90

Aggregate intrinsic value, end of period	$391
    A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three and six months ended June 30, 2026 and 2025, is provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Aggregate intrinsic value of units vested	$—	$—	$184	$55
Fair value of units vested	—	—	188	165

    As of June 30, 2026, there was $409 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.70 years.

NOTE 10. RELATED PARTY TRANSACTIONS

As of June 30, 2026, Martin Resource Management Corporation owns 7,874,446 of the Partnership’s common units representing approximately 20.1% of the Partnership’s outstanding limited partner units. Martin Resource Management Corporation controls the Partnership's general partner by virtue of its 100% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership. The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management Corporation’s ownership as of June 30, 2026, of approximately 20.1% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management Corporation the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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
June 30, 2026
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
June 30, 2026
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

    Effective January 1, 2026, through December 31, 2026, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $12,953. The Partnership reimbursed Martin Resource Management Corporation for $3,238 and $3,384 of indirect expenses for the three months ended June 30, 2026 and 2025, respectively. The Partnership reimbursed Martin Resource Management Corporation for $6,477 and $6,768 of indirect expenses for the six months ended June 30, 2026 and 2025, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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
June 30, 2026
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

East Texas Mack Leases. MTI leases equipment, including tractors and trailers, from East Texas Mack Sales ("East Texas Mack"). Certain of our directors or officers are owners of East Texas Mack, including entities affiliated with Ruben Martin, who owns approximately 47.2% of the issued and outstanding stock of East Texas Mack. Amounts paid to East Texas Mack for tractor and trailer lease payments and lease residuals for the three months ended June 30, 2026 and 2025, were $1,698

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2026
(Unaudited)

and $1,641, respectively. Amounts paid to East Texas Mack for tractor and trailer lease payments and lease residuals for the six months ended June 30, 2026 and 2025, were $3,423 and $3,331, respectively.

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

    The impact of related party revenues from sales of products and services is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Terminalling and storage	$18,982	$18,221	$37,738	$35,483
Transportation	7,883	7,320	15,926	15,290
Product sales:
Specialty products	42	122	95	503
Sulfur services	775	918	1,705	1,837
	817	1,040	1,800	2,340
	$27,682	$26,581	$55,464	$53,113

    The impact of related party cost of products sold is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of products sold:
Specialty products	$10,137	$7,277	$18,067	$13,287
Sulfur services	3,318	3,187	6,606	6,308
	$13,455	$10,464	$24,673	$19,595

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2026
(Unaudited)

    The impact of related party operating expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Transportation	$19,887	$20,498	$40,021	$40,989
Sulfur services	1,135	1,383	2,325	2,780
Terminalling and storage	6,264	5,942	12,236	11,619
	$27,286	$27,823	$54,582	$55,388

    The impact of related party selling, general and administrative expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Selling, general and administrative:
Transportation	$2,177	$2,112	$4,458	$4,208
Specialty products	1,190	1,086	2,573	2,123
Sulfur services	859	1,000	1,826	1,960
Terminalling and storage	152	291	429	594
Indirect, including overhead allocation	3,375	3,646	6,734	7,142
	$7,753	$8,135	$16,020	$16,027

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
June 30, 2026
(Unaudited)

The Specialty Products segment earns revenue by providing marketing, distribution, and transportation services for NGLs as well as blending and packaging services for specialty lubricants and greases. NGL revenue is recognized upon the sale of products via truck, rail, or pipeline. For lubricants and greases, revenue is recognized upon their sale by truck or rail.

The following tables present selected financial information with respect to the Partnership's operating segments for the three and six months ended June 30, 2026 and 2025.

	Terminalling and Storage	Transportation	Sulfur Services	Specialty Products	Indirect selling, general and administrative	Total
Three Months Ended June 30, 2026
Operating revenues from external customers	23,743	56,639	50,070	83,148	—	$213,600
Intersegment operating revenues	1,976	4,618	—	44	—	6,638
Total segment revenues	25,719	61,257	50,070	83,192	—	220,238

Reconciliation of revenues:
Elimination of intersegment revenues	(1,976)	(4,618)	—	(44)	—	(6,638)
Total consolidated revenues	23,743	56,639	50,070	83,148	—	213,600

Less: cost of products sold:
Direct product costs	—	—	28,882	67,647	—	96,529
Manufacturing costs (plant, labor, transportation, and other)	—	—	8,389	8,464	—	16,853
Segment gross margin	25,719	61,257	12,799	7,081	—	106,856

Less:
Employment related expenses[2]	6,654	14,753	2,070	1,409	2,964	27,850
Driver pay	—	12,963	—	—	—	12,963
Pass-through expenses	—	7,997	497	—	—	8,494
Utilities, materials, and supplies	3,793	590	254	43	—	4,680
Repairs and maintenance	1,094	4,501	42	4	—	5,641
Insurance related expenses	1,642	4,350	191	42	25	6,250
Lease expenses	1,197	5,784	100	15	—	7,096
Other segment expenses[1]	1,858	2,304	1,176	213	674	6,225
Depreciation and amortization	5,125	3,062	4,120	745	—	13,052
(Gain) loss on sale or disposition of property, plant and equipment	(4,450)	(184)	(19)	—	—	(4,653)
	16,913	56,120	8,431	2,471	3,663	87,598
Operating income (loss)	$8,806	$5,137	$4,368	$4,610	$(3,663)	$19,258

Segment assets - as of June 30, 2026	$161,643	$164,321	$141,256	$80,213	$—	$547,433
Capital expenditures and plant turnaround costs	$4,313	$3,876	$5,790	$185	$—	$14,164

1 Other segment expenses include outside services, property taxes, terminalling fees, regulatory expenses, professional fees, communications expenses, and many other less significant expense categories used in operations.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2026
(Unaudited)

2 These employment expenses include allocated overhead from Martin Resource Management Corporation and exclude those that are part of our manufacturing operations. Payroll expenses in our manufacturing operations are included in cost of products sold.

	Terminalling and Storage	Transportation	Sulfur Services	Specialty Products	Indirect selling, general and administrative	Total
Six Months Ended June 30, 2026
Operating revenues from external customers	$46,180	$109,446	$100,894	$144,754	$—	$401,274
Intersegment operating revenues	3,927	8,614	—	65	—	12,606
Total segment revenues	50,107	118,060	100,894	144,819	—	413,880

Reconciliation of revenues:
Elimination of intersegment revenues	(3,927)	(8,614)	—	(65)	—	(12,606)
Total consolidated revenues	46,180	109,446	100,894	144,754	—	401,274

Less: cost of products sold:
Direct product costs	—	—	59,064	118,338	—	177,402
Manufacturing costs (plant, labor, transportation, and other)	—	—	17,646	12,983	—	30,629
Segment gross margin	50,107	118,060	24,184	13,498	—	205,849

Less:
Employment related expenses[2]	13,641	30,013	4,300	3,205	5,759	56,918
Driver pay	—	24,689	—	—	—	24,689
Pass-through expenses	—	14,140	1,115	—	—	15,255
Utilities, materials, and supplies	7,896	1,139	558	76	—	9,669
Repairs and maintenance	2,200	9,191	140	9	—	11,540
Insurance related expenses	3,301	8,937	495	88	32	12,853
Lease expenses	2,337	11,631	196	37	—	14,201
Other segment expenses[1]	4,103	4,347	2,263	446	1,351	12,510
Depreciation and amortization	10,079	6,100	8,247	1,497	—	25,923
(Gain) loss on sale or disposition of property, plant and equipment	(4,459)	(501)	(25)	(1)	—	(4,986)
	39,098	109,686	17,289	5,357	7,142	178,572
Operating income (loss)	$11,009	$8,374	$6,895	$8,141	$(7,142)	$27,277

Segment assets - as of June 30, 2026	$161,643	$164,321	$141,256	$80,213	$—	$547,433
Capital expenditures and plant turnaround costs	$14,529	$5,594	$7,663	$369	$—	$28,155

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
June 30, 2026
(Unaudited)

sold.

	Terminalling and Storage	Transportation	Sulfur Services	Specialty Products	Indirect selling, general and administrative	Total
Three Months Ended June 30, 2025
Operating revenues from external customers	$22,404	$53,826	$44,128	$60,318	$—	$180,676
Intersegment operating revenues	1,824	3,875	—	23	—	5,722
Total segment revenues	24,228	57,701	44,128	60,341	—	186,398

Reconciliation of revenues:
Elimination of intersegment revenues	(1,824)	(3,875)	—	(23)	—	(5,722)
Total consolidated revenues	22,404	53,826	44,128	60,318	—	180,676

Less: cost of products sold:
Direct product costs	—	—	22,604	50,218	—	72,822
Manufacturing costs (plant, labor, transportation, and other)	—	—	6,707	3,948	—	10,655
Segment gross margin	24,228	57,701	14,817	6,175	—	102,921

Less:
Employment related expenses[2]	6,584	15,183	2,221	1,431	3,165	28,584
Driver pay	—	11,504	—	—	—	11,504
Pass-through expenses	—	5,884	777	—	—	6,661
Utilities, materials, and supplies	3,587	587	236	31	—	4,441
Repairs and maintenance	905	4,481	215	9	—	5,610
Insurance related expenses	1,560	4,296	179	44	3	6,082
Lease expenses	1,075	4,920	110	31	—	6,136
Other segment expenses[1]	2,114	2,313	1,555	244	769	6,995
Depreciation and amortization	5,411	2,916	3,556	755	—	12,638
(Gain) loss on sale or disposition of property, plant and equipment	(8)	(600)	(1)	(4)	—	(613)
	21,228	51,484	8,848	2,541	3,937	88,038
Operating income (loss)	$3,000	$6,217	$5,969	$3,634	$(3,937)	$14,883

Segment assets - as of June 30, 2025	$159,001	$162,974	$128,266	$65,391	$—	$515,632
Capital expenditures and plant turnaround costs	$1,925	$2,077	$1,587	$426	$—	$6,015
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
June 30, 2026
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
						—
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
June 30, 2026
(Unaudited)

NOTE 12. COMMITMENTS AND CONTINGENCIES

Contingencies

From time to time, the Partnership is subject to various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership.

    On December 31, 2015, the Partnership received a demand from a customer in its lubricants packaging business for defense and indemnity in connection with various lawsuits filed against it, which generally alleged that the customer engaged in unlawful and deceptive business practices in connection with its marketing and advertising of its private label motor oil (the “Marketing Lawsuits”). The Partnership disputed and continues to dispute that it has any obligation to defend or indemnify the customer for the customer’s conduct. Accordingly, on January 7, 2016, the Partnership filed a Complaint for Declaratory Judgment in the Chancery Court of Davidson County, Tennessee (the “Tennessee Court”), under Case No. 16-0018-BC, requesting a judicial determination that the Partnership did not owe the customer the demanded defense and indemnity obligations (the “Litigation”). The Marketing Lawsuits pending in federal court against the customer were transferred to the U.S. District Court for the Western District of Missouri under the consolidated case MDL No. 2709 for pretrial proceedings (the “Consolidated Lawsuits”). On March 1, 2017, at the joint request of the customer and the Partnership, the Tennessee Court administratively closed the Litigation. In 2021, the customer settled the Consolidated Lawsuits. On December 17, 2021, at the request of the customer, the Tennessee Court reopened the Litigation and the customer asserted various counterclaims against the Partnership seeking, among other things, to recover its costs of defending and settling the Consolidated Lawsuits. At this time, we are unable to determine what ultimate exposure we may have in this matter, if any. The Partnership intends to vigorously defend the counterclaims asserted by the customer in the Litigation. The trial for the Litigation is scheduled to be held August 2 through August 6, 2027.

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

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Notes	$393,004	$403,525	$390,795	$415,726
Total	$393,004	$403,525	$390,795	$415,726

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2026
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

Selected financial information for DSM is as follows:

	As of June 30,			Three Months Ended June 30,
	Total Assets	Long-Term Debt	Members' Equity/Partners' Capital	Revenues	Net Income (Loss)

2026
DSM Semichem LLC	$118,928	$22,190	$51,990	$—	$(2,597)

	As of December 31,			Three Months Ended June 30,
	Total Assets	Long-Term Debt	Members' Equity/Partners' Capital	Revenues	Net Income (Loss)

2025
DSM Semichem LLC	$113,007	$25,521	$57,598	$—	$(5,909)

	As of June 30,			Six Months Ended June 30,
	Total Assets	Long-Term Debt	Members' Equity/Partners' Capital	Revenues	Net Income (Loss)

2026
DSM Semichem LLC	$118,928	$22,190	$51,990	$—	$(5,657)

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2026
(Unaudited)

	As of December 31,			Six Months Ended June 30,
	Total Assets	Long-Term Debt	Members' Equity/Partners' Capital	Revenues	Net Income (Loss)

2025
DSM Semichem LLC	$113,007	$25,521	$57,598	$—	$(7,999)

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

NOTE 16. INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Provision for income taxes	$1,875	$2,084	$2,393	$3,201

The operations of a partnership are generally not subject to income taxes, except for Texas margin tax, because its income is taxed directly to its partners. Current state income taxes attributable to the Texas margin tax relating to the operation of the Partnership of $242 and $270 were recorded in income tax expense for the three months ended June 30, 2026 and 2025, respectively. Current state income taxes attributable to the Texas margin tax relating to the operation of the Partnership of $282 and $687 were recorded in income tax expense for the six months ended June 30, 2026 and 2025, respectively. Deferred taxes applicable to the Texas margin tax relating to the operation of the Partnership are immaterial.

MTI, a wholly owned subsidiary of the Partnership, is subject to income taxes due to its corporate structure (the "Taxable Subsidiary"). Total income tax expense of $1,633 and $1,814, related to the operation of the Taxable Subsidiary, for the three months ended June 30, 2026 and 2025, resulted in an effective income tax rate ("ETR") of 67.04% and 64.50%, respectively. Total income tax expense of $2,111 and $2,514, related to the operation of the Taxable Subsidiary, for the six months ended June 30, 2026 and 2025, resulted in an effective income tax rate of 56.44% and 50.84%, respectively.

The increase in the effective tax rate for the three and six months ended June 30, 2026, compared to the U.S. federal statutory rate of 21%, is primarily due to state income taxes, net of the federal benefit, and nondeductible insurance premiums. The relatively low pre-tax income causes the permanent differences and state taxes to have a proportionately larger effect on the effective tax rate.

    A current federal income tax expense of $984 and $1,514, related to the operation of the Taxable Subsidiary, was recorded for the three months ended June 30, 2026 and 2025, respectively. A current federal income tax expense of $1,245 and $2,235, related to the operation of the Taxable Subsidiary, was recorded for the six months ended June 30, 2026 and 2025, respectively. A current state income tax expense of $253 and $240, related to the operation of the Taxable Subsidiary, was recorded for the three months ended June 30, 2026 and 2025, respectively. A current state income tax expense of $328 and $433, related to the operation of the Taxable Subsidiary, was recorded for the six months ended June 30, 2026 and 2025, respectively.

With respect to MTI, income taxes are accounted for under the asset and liability method pursuant to the provisions of ASC 740 related to income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2026
(Unaudited)

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

    A deferred tax expense related to the MTI temporary differences of $396 and $60 was recorded for the three months ended June 30, 2026 and 2025, respectively. A deferred tax expense (benefit) related to the MTI temporary differences of $538 and $(154) was recorded for the six months ended June 30, 2026 and 2025, respectively. A net deferred tax asset of $8,488 and $9,026, related to the cumulative book and tax temporary differences, existed at June 30, 2026 and December 31, 2025, respectively.

All income tax positions taken for all open years are more likely than not to be sustained based upon their technical merit under applicable tax laws.

NOTE 17. SUBSEQUENT EVENTS

Quarterly Distribution. On July 22, 2026, the Partnership declared a quarterly cash distribution of $0.005 per common unit for the second quarter of 2026, or $0.020 per common unit on an annualized basis, which will be paid on August 14, 2026 to unitholders of record as of August 7, 2026.

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

    We were formed in 2002 by Martin Resource Management Corporation, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management Corporation has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management Corporation is an important supplier and customer of ours. As of June 30, 2026, Martin Resource Management Corporation owned 20.1% of our total outstanding common limited partner units and 100% of MMGP Holdings, LLC ("Holdings"), which is the sole member of Martin Midstream GP LLC ("MMGP"), our general partner. MMGP owns a 2.0% general partner interest in us.

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

Significant Recent Developments

Subsequent Events

Quarterly Distribution. On July 22, 2026, we declared a quarterly cash distribution of $0.005 per common unit for the second quarter of 2026, or $0.020 per common unit on an annualized basis, which will be paid on August 14, 2026 to unitholders of record as of August 7, 2026.

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

Related Party Agreements

The Omnibus Agreement requires us to reimburse Martin Resource Management Corporation for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. We reimbursed Martin Resource Management Corporation for $45.1 million of direct costs and expenses for the three months ended June 30, 2026, compared to $42.8 million for the three months ended June 30, 2025. We reimbursed Martin Resource Management Corporation for $88.5 million of direct costs and expenses for the six months ended June 30, 2026, compared to $83.9 million for the six months ended June 30, 2025. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management Corporation for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. For the three months ended June 30, 2026 and 2025, the Conflicts Committee approved reimbursement amounts of $3.2 million and $3.4 million, respectively. For the six months ended June 30, 2026 and 2025, the Conflicts Committee approved reimbursement amounts of $6.5 million and $6.8 million, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually. These indirect expenses covered the centralized corporate functions Martin Resource Management Corporation provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management Corporation’s retained businesses. The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations. Martin Resource Management Corporation also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

Commercial

We have been and anticipate that we will continue to be both a significant customer and supplier of products and services offered by Martin Resource Management Corporation. In the aggregate, the impact of related party transactions included in total costs and expenses accounted for approximately 24% and 28% of our total costs and expenses during the three months ended June 30, 2026 and 2025, respectively. In the aggregate, the impact of related party transactions included in total costs and expenses accounted for approximately 25% and 26% of our total costs and expenses during the six months ended June 30, 2026 and 2025, respectively.

Correspondingly, Martin Resource Management Corporation is one of our significant customers. Our sales to Martin Resource Management Corporation accounted for approximately 13% and 15% of our total revenues for the three months ended June 30, 2026 and 2025, respectively. Our sales to Martin Resource Management Corporation accounted for approximately 14% and 14% of our total revenues for the six months ended June 30, 2026 and 2025, respectively.

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

The following tables reconcile the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the three and six months ended June 30, 2026 and 2025, which represents EBITDA, Adjusted EBITDA, Distributable Cash Flow, and Adjusted Free Cash Flow:

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,

	2026	2025	2026	2025
	(in thousands)		(in thousands)
Net income (loss)	$2,647	$(2,407)	$(4,113)	$(3,440)
Adjustments:
Interest expense	14,491	14,608	28,452	28,715
Income tax expense	1,875	2,084	2,393	3,201
Depreciation and amortization	13,052	12,638	25,923	25,454
EBITDA	32,065	26,923	52,655	53,930
Adjustments:
Gain on disposition or sale of property, plant and equipment	(4,653)	(613)	(4,986)	(1,092)
Transaction expenses related to the unsuccessful merger with Martin Resource Management Corporation	—	—	—	827
Equity in loss of DSM Semichem LLC	260	616	561	825
Non-cash contractual revenue adjustment	197	175	372	396
Unit-based compensation	49	47	94	90
Adjusted EBITDA	$27,918	$27,148	$48,696	$54,976

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA, Distributable Cash Flow, and Adjusted Free Cash Flow

	Three Months Ended June 30,		Six Months Ended June 30,

	2026	2025	2026	2025
	(in thousands)		(in thousands)
Net cash provided by (used in) operating activities	$12,200	$30,915	$(1,577)	$24,896
Interest expense [1]	13,152	13,229	25,581	25,959
Current income tax expense	1,479	2,024	1,855	3,355
Transaction expenses related to the unsuccessful merger with Martin Resource Management Corporation	—	—	—	827
Non-cash contractual revenue adjustment	197	175	372	396
Changes in operating assets and liabilities which (provided) used cash:
Accounts and other receivables, inventories, and other current assets	14,450	(6,570)	31,166	(5,997)
Trade, accounts and other payables, and other current liabilities	(13,202)	(12,013)	(7,336)	7,024
Other	(358)	(612)	(1,365)	(1,484)
Adjusted EBITDA	27,918	27,148	48,696	54,976
Adjustments:
Interest expense	(14,491)	(14,608)	(28,452)	(28,715)
Income tax expense	(1,875)	(2,084)	(2,393)	(3,201)
Deferred income taxes	396	60	538	(154)
Amortization of debt discount	600	600	1,200	1,200
Amortization of deferred debt issuance costs	739	779	1,671	1,556
Payments for plant turnaround costs	(1,589)	(977)	(9,378)	(1,799)
Maintenance capital expenditures	(9,588)	(4,246)	(12,652)	(8,103)
Distributable Cash Flow	2,110	6,672	(770)	15,760
Principal payments under finance lease obligations	(3)	(3)	(7)	(7)
Expansion capital expenditures	(2,987)	(792)	(6,125)	(1,721)
Adjusted Free Cash Flow	$(880)	$5,877	$(6,902)	$14,032

1 Net of amortization of debt issuance costs and discount, which are included in interest expense but not included in net cash provided by operating activities.

Results of Operations

    The results of operations for the three and six months ended June 30, 2026 and 2025, have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues. The following table sets forth our operating revenues and operating income by segment for the three and six months ended June 30, 2026 and 2025. The results of operations for these interim periods are not necessarily indicative of the results of operations which might be expected for the entire year.

Our consolidated and condensed results of operations are presented on a comparative basis below. There are certain items of income and expense which we do not allocate on a segment basis. These items, including interest expense and indirect selling, general and administrative expenses, are discussed following the comparative discussion of our results within each segment.

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended June 30, 2026	(In thousands)
Terminalling and storage	$25,719	$(1,976)	$23,743	$8,806	$(1,905)	$6,901
Transportation	61,257	(4,618)	56,639	5,137	(4,568)	569
Sulfur services	50,070	—	50,070	4,368	4,310	8,678
Specialty products	83,192	(44)	83,148	4,610	2,163	6,773
Indirect selling, general and administrative	—	—	—	(3,663)	—	(3,663)
Total	$220,238	$(6,638)	$213,600	$19,258	$—	$19,258

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended June 30, 2025	(In thousands)
Terminalling and storage	$24,228	$(1,824)	$22,404	$3,000	$(1,762)	$1,238
Transportation	57,701	(3,875)	53,826	6,217	(3,913)	2,304
Sulfur services	44,128	—	44,128	5,969	3,800	9,769
Specialty products	60,341	(23)	60,318	3,634	1,875	5,509
Indirect selling, general and administrative	—	—	—	(3,937)	—	(3,937)
Total	$186,398	$(5,722)	$180,676	$14,883	$—	$14,883

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Six Months Ended June 30, 2026	(In thousands)
Terminalling and storage	$50,107	$(3,927)	$46,180	$11,009	$(3,748)	$7,261
Transportation	118,060	(8,614)	109,446	8,374	(8,557)	(183)
Sulfur services	100,894	—	100,894	6,895	7,865	14,760
Specialty products	144,819	(65)	144,754	8,141	4,440	12,581
Indirect selling, general and administrative	—	—	—	(7,142)	—	(7,142)
Total	$413,880	$(12,606)	$401,274	$27,277	$—	$27,277

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Six Months Ended June 30, 2025	(In thousands)
Terminalling and storage	$47,642	$(3,689)	$43,953	$5,110	$(3,593)	$1,517
Transportation	115,176	(8,365)	106,811	11,723	(8,426)	3,297
Sulfur services	92,832	—	92,832	13,685	7,605	21,290
Specialty products	129,669	(46)	129,623	7,379	4,414	11,793
Indirect selling, general and administrative	—	—	—	(8,612)	—	(8,612)
Total	$385,319	$(12,100)	$373,219	$29,285	$—	$29,285

Terminalling and Storage Segment

Comparative Results of Operations for the Three Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,		Variance	Percent Change
	2026	2025
	(In thousands, except BBL per day)

Revenues	$25,719	$24,228	$1,491	6%
Operating expenses	15,940	15,079	861	6%
Selling, general and administrative expenses	298	746	(448)	(60)%
Depreciation and amortization	5,125	5,411	(286)	(5)%
	4,356	2,992	1,364	46%
Gain on disposition or sale of property, plant and equipment	4,450	8	4,442	55,525%
Operating income	$8,806	$3,000	$5,806	194%

Shore-based throughput volumes (gallons)	33,908	47,199	(13,291)	(28)%
Smackover refinery throughput volumes (guaranteed minimum BBL per day)	6,500	6,500	—	—%

Revenues. Revenues increased $1.5 million. Revenue at our underground storage terminal increased $1.1 million primarily as a result of increased storage volume. Revenue at our Smackover refinery increased $0.4 million primarily due to natural gas surcharge revenue. Revenue at our specialty terminals increased $0.1 million, primarily as a result of increased throughput revenue of $0.2 million and storage revenue of $0.1 million, offset by a $0.2 million decrease in service revenue. Our shore-based terminals decreased $0.1 million due to decreased space rent.

Operating expenses. Operating expenses increased primarily due to employee-related expenses of $0.5 million and repairs and maintenance of $0.2 million across all terminals.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased primarily due to lower employee-related expenses.

Depreciation and amortization. The decrease in depreciation and amortization is primarily the result of fully depreciated assets and disposals, offset by capital expenditures.

Gain on disposition or sale of property, plant and equipment. The increase of $4.5 million is due to the gain recognized on the disposition of a non-core asset.

Comparative Results of Operations for the Six Months Ended June 30, 2026 and 2025

	Six Months Ended June 30,		Variance	Percent Change
	2026	2025
	(In thousands, except BBL per day)

Revenues	$50,107	$47,642	$2,465	5%
Operating expenses	32,199	29,892	2,307	8%
Selling, general and administrative expenses	1,279	1,669	(390)	(23)%
Depreciation and amortization	10,079	10,980	(901)	(8)%
	6,550	5,101	1,449	28%
Gain on disposition or sale of property, plant and equipment	4,459	9	4,450	49,444%
Operating income	$11,009	$5,110	$5,899	115%

Shore-based throughput volumes (gallons)	68,355	85,690	(17,335)	(20)%
Smackover refinery throughput volumes (guaranteed minimum) (BBL per day)	6,500	6,500	—	—%

Revenues. Revenues increased $2.5 million. Revenue at our underground storage terminal increased $1.6 million primarily as a result of higher storage revenue of $1.1 million and increased throughput revenue of $0.6 million. Revenue at our Smackover refinery increased $1.2 million primarily as a result of increases in natural gas surcharge revenue of $1.1 million and throughput revenue of $0.1 million. Our shore-based terminals decreased $0.3 million due to decreased space rent.

Operating expenses. Operating expenses increased primarily as a result of increases in employee-related expenses of $0.9 million, insurance premiums of $0.2 million and outside services of $0.2 million across all terminals. Additionally at our Smackover refinery, natural gas utilities increased $0.5 million (rates) and other tax expenses increased $0.3 million (sales tax credit in 2025).

Selling, general and administrative expenses. Selling, general and administrative expenses decreased primarily due to lower employee-related expenses.

Depreciation and amortization. The decrease in depreciation and amortization is primarily the result of assets being fully depreciated and disposals, offset by capital expenditures.

Gain on disposition or sale of property, plant and equipment. The increase of $4.5 million is due to the gain recognized on the disposition of a non-core asset.

Transportation Segment

Comparative Results of Operations for the Three Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,		Variance	Percent Change
	2026	2025
	(In thousands)
Revenues	$61,257	$57,701	$3,556	6%
Operating expenses	50,899	46,399	4,500	10%
Selling, general and administrative expenses	2,343	2,769	(426)	(15)%
Depreciation and amortization	3,062	2,916	146	5%
	4,953	5,617	(664)	(12)%
Gain on disposition or sale of property, plant and equipment	184	600	(416)	(69)%
Operating income	$5,137	$6,217	$(1,080)	(17)%

Revenues. Revenues increased $3.6 million. In our land transportation division, ancillary revenue increased $4.2 million (primarily fuel). Freight revenue decreased $0.1 million, primarily due to a 3% decrease in total miles. In our marine transportation division, inland revenues increased $0.3 million, primarily related to an increase in transportation rates and utilization. Offshore revenues decreased $1.0 million, primarily related to lower transportation rates and utilization associated with planned regulatory inspections. Pass-through revenue (primarily fuel) increased $0.2 million.

Operating expenses. The increase in operating expenses is primarily a result of pass-through expenses (primarily fuel) of $2.2 million, employee-related expenses of $1.1 million, lease expense of $0.9 million, and outside towing of $0.2 million. The increase in lease expense is related to the replacement of tractors and trailers in our land transportation division.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased primarily due to a reduction in the allowance for uncollectible accounts receivable of $0.3 million and employee-related expenses of $0.1 million.

Depreciation and amortization. The increase in depreciation and amortization is primarily the result of capital expenditures, offset by asset disposals.

Comparative Results of Operations for the Six Months Ended June 30, 2026 and 2025

	Six Months Ended June 30,		Variance	Percent Change
	2026	2025
	(In thousands)
Revenues	$118,060	$115,176	$2,884	3%
Operating expenses	99,177	93,046	6,131	7%
Selling, general and administrative expenses	4,910	5,637	(727)	(13)%
Depreciation and amortization	6,100	5,848	252	4%
	7,873	10,645	(2,772)	(26)%
Gain on disposition or sale of property, plant and equipment	501	1,078	(577)	(54)%
Operating income	$8,374	$11,723	$(3,349)	(29)%

Revenues. Revenues increased $2.9 million. In our land transportation division, ancillary revenue increased $4.4 million (primarily fuel). Freight revenue decreased $0.4 million, primarily due to a 6% decrease in total miles. In our marine transportation division, inland revenues increased $0.5 million, primarily related to an increase in transportation rates and utilization. Offshore revenues decreased $1.8 million, primarily related to lower utilization associated with planned regulatory inspections combined with lower transportation rates. Pass-through revenue (primarily fuel) increased $0.1 million.

Operating expenses. The increase in operating expenses is primarily a result of pass-through expenses (primarily fuel) of $2.3 million, lease expense of $2.1 million, employee-related expenses of $0.6 million, insurance premiums of $0.5 million, insurance claims of $0.3 million, repairs and maintenance of $0.2 million. The increase in lease expense is related to the replacement of tractors and trailers in our land transportation division.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased primarily due to a reduction in the allowance for uncollectible accounts receivable.

Depreciation and amortization. The increase in depreciation and amortization is primarily the result of capital expenditures, offset by asset disposals.

Sulfur Services Segment

Comparative Results of Operations for the Three Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,		Variance	Percent Change
	2026	2025
	(In thousands)
Revenues:
Services	$4,253	$4,073	$180	4%
Products	45,817	40,055	5,762	14%
Total revenues	50,070	44,128	5,942	13%

Cost of products sold	37,271	29,311	7,960	27%
Operating expenses	2,923	3,655	(732)	(20)%
Selling, general and administrative expenses	1,407	1,638	(231)	(14)%
Depreciation and amortization	4,120	3,556	564	16%
	4,349	5,968	(1,619)	(27)%
Gain on disposition or sale of property, plant and equipment	19	1	18	1,800%
Operating income	$4,368	$5,969	$(1,601)	(27)%

Sulfur (long tons)	100	144	(44)	(31)%
Fertilizer (long tons)	61	73	(12)	(16)%
Total sulfur services volumes (long tons)	161	217	(56)	(26)%

Services revenues. Services revenues increased $0.2 million largely associated with a contractually prescribed, index-based fee adjustment.

Products revenues. Products revenues increased $5.8 million, reflecting a $21.7 million increase from a 54% rise in average sulfur products sales prices, offset by a $15.9 million decrease from a 26% reduction in sales volumes, comprising a 31% decrease in sulfur volumes and a 16% decrease in fertilizer volumes. The fertilizer volume decline reflected reduced demand, as higher input costs (principally for sulfur and ammonia) raised fertilizer prices and pressured farmer affordability.

Cost of products sold. Cost of products sold increased $8.0 million. A 71% increase in product cost impacted cost of products sold by $20.9 million, resulting from increased commodity prices. A 26% reduction in sales volumes resulted in a decrease in cost of products sold by $12.9 million.  Margin per ton increased $3.57, or 7%.

Operating expenses. Operating expenses decreased due to a decrease of $0.3 million in marine pass-through expense, $0.2 million in marine operating expenses, $0.2 million in repairs and maintenance, and $0.1 million in outside services offset by a $0.1 million increase in employee-related expense.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased primarily due to lower employee-related expenses.

Depreciation and amortization. Depreciation and amortization increased due to the amortization of higher turnaround spend as well as certain assets being placed into service.

Comparative Results of Operations for the Six Months Ended June 30, 2026 and 2025

	Six Months Ended June 30,		Variance	Percent Change
	2026	2025
	(In thousands)
Revenues:
Services	$8,627	$8,296	$331	4%
Products	92,267	84,536	7,731	9%
Total revenues	100,894	92,832	8,062	9%

Cost of products sold	76,710	61,313	15,397	25%
Operating expenses	5,980	7,487	(1,507)	(20)%
Selling, general and administrative expenses	3,087	3,235	(148)	(5)%
Depreciation and amortization	8,247	7,113	1,134	16%
	6,870	13,684	(6,814)	(50)%
Gain on disposition or sale of property, plant and equipment	25	1	24	2,400%
Operating income	$6,895	$13,685	$(6,790)	(50)%

Sulfur (long tons)	228	277	(49)	(18)%
Fertilizer (long tons)	148	170	(22)	(13)%
Total sulfur services volumes (long tons)	376	447	(71)	(16)%

Services revenues. Services revenues increased $0.3 million as a result of a contractually prescribed index-based fee adjustment of $0.2 million and $0.1 million associated with reservation fee revenue from the DSM joint venture.

Products revenues. Products revenues increased $7.7 million, reflecting a $25.1 million increase from a 30% rise in average sulfur products sales prices, offset by a $17.4 million decrease from a 16% reduction in sales volumes, comprising an 18% decrease in sulfur volumes and a 13% decrease in fertilizer volumes. The fertilizer volume decline reflected reduced demand, as higher input costs (principally for sulfur and ammonia) raised fertilizer prices and pressured farmer affordability.

Cost of products sold. Cost of products sold increased $15.4 million. A 49% increase in product cost impacted cost of products sold by $29.9 million, resulting from higher commodity prices. A 16% reduction in sales volumes resulted in a decrease in cost of products sold of $14.5 million. Margin per ton decreased $10.58, or 20%.

Operating expenses. Operating expenses decreased $1.5 million due to $0.6 million in outside services, $0.5 million in marine pass-through expenses, $0.3 million in other marine operating expense, and $0.3 million in repairs and maintenance, offset by a $0.2 million increase in insurance-related costs.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased primarily due to lower employee-related expenses.

Depreciation and amortization. Depreciation and amortization increased due to the amortization of higher turnaround costs as well as certain assets being placed into service.

Specialty Products Segment

Comparative Results of Operations for the Three Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,		Variance	Percent Change
	2026	2025
	(In thousands)
Products revenues	$83,192	$60,341	$22,851	38%
Cost of products sold	76,111	54,166	21,945	41%
Operating expenses	—	(31)	31	100%
Selling, general and administrative expenses	1,726	1,821	(95)	(5)%
Depreciation and amortization	745	755	(10)	(1)%
	4,610	3,630	980	27%
Gain on disposition or sale of property, plant and equipment	—	4	(4)	(100)%
Operating income	$4,610	$3,634	$976	27%

NGL sales volumes (Bbls)	605	572	33	6%
Other specialty products volumes (Bbls)	107	89	18	20%
Total specialty products volumes (Bbls)	712	661	51	8%

    Products Revenues. Products revenues increased $22.9 million. Our average sales price per barrel increased $25.56, resulting in a $16.9 million increase to revenue. Sales volumes increased 8%, increasing revenues by $6.0 million, primarily related to a 20% increase in other specialty sales volumes.

Cost of products sold. Cost of products sold increased $21.9 million. Our average cost per barrel increased $24.95, or 30%, increasing cost of products sold by $16.5 million. The increase in sales volumes of 8% resulted in a $5.4 million increase to cost of products sold.  Our margins increased $0.60 per barrel, or 6%, during the period.

Operating expenses. Operating expenses remained relatively consistent.

Selling, general and administrative expenses. Selling, general and administrative decreased $0.1 million primarily due to lower employee-related expenses.

    Depreciation and amortization. Depreciation and amortization remained relatively consistent.

Comparative Results of Operations for the Six Months Ended June 30, 2026 and 2025

	Six Months Ended June 30,		Variance	Percent Change
	2026	2025
	(In thousands)
Products revenues	$144,819	$129,669	$15,150	12%
Cost of products sold	131,321	117,211	14,110	12%
Operating expenses	—	—	—
Selling, general and administrative expenses	3,861	3,570	291	8%
Depreciation and amortization	1,497	1,513	(16)	(1)%
	8,140	7,375	765	10%
Gain on disposition or sale of property, plant and equipment	1	4	(3)	(75)%
Operating income	$8,141	$7,379	$762	10%

NGL sales volumes (Bbls)	1,198	1,236	(38)	(3)%
Other specialty products volumes (Bbls)	204	170	34	20%
Total specialty products volumes (Bbls)	1,402	1,406	(4)	—%

    Products Revenues. Product revenues increased by $15.2 million. A 12% rise in average specialty product sales prices increased revenue by $15.6 million. A minimal reduction in sales volumes decreased revenue by $0.4 million, primarily driven by a 3% decrease in NGL sales volumes.

Cost of products sold. Cost of products sold increased $14.1 million. A 12% rise in average product cost impacted cost of products sold by $14.5 million, resulting from increasing commodity prices. A minimal decrease in sales volumes resulted in a decrease in cost of products sold of $0.4 million. Our margins increased $0.77 per barrel, or 9%, during the period.

Selling, general and administrative expenses. Selling, general and administrative expenses increased primarily due to employee-related expenses.

Depreciation and amortization. Depreciation and amortization remained relatively consistent.

Interest Expense

Comparative Components of Interest Expense, Net for the Three Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,		Variance	Percent Change
	2026	2025
	(In thousands)
Credit facility	$1,522	$1,382	$140	10%
Senior notes	11,628	11,627	1	—%
Amortization of deferred debt issuance costs	739	779	(40)	(5)%
Amortization of debt discount	600	600	—	—%
Other	144	263	(119)	(45)%
Finance leases	1	2	(1)	(50)%
Capitalized interest	(143)	(45)	(98)	(218)%
Total interest expense, net	$14,491	$14,608	$(117)	(1)%

Comparative Components of Interest Expense, Net for the Six Months Ended June 30, 2026 and 2025

	Six Months Ended June 30,		Variance	Percent Change
	2026	2025
	(In thousands)
Credit facility	$2,865	$2,854	$11	—%
Senior notes	22,617	22,616	1	—%
Amortization of deferred debt issuance costs	1,671	1,556	115	7%
Amortization of debt discount	1,200	1,200	—	—%
Other	332	532	(200)	(38)%
Finance leases	2	2	—	—%
Capitalized interest	(235)	(45)	(190)	(422)%
Total interest expense, net	$28,452	$28,715	$(263)	(1)%

Indirect Selling, General and Administrative Expenses

	Three Months Ended June 30,		Variance	Percent Change	Six Months Ended June 30,		Variance	Percent Change
	2026	2025			2026	2025
	(In thousands)				(In thousands)
Indirect selling, general and administrative expenses	$3,663	$3,937	$(274)	(7)%	$7,142	$8,612	$(1,470)	(17)%

Indirect selling, general and administrative expenses decreased $0.3 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to lower compensation expense of $0.1 million and reduced legal and tax fees of $0.1 million.

Indirect selling, general and administrative expenses decreased $1.5 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to the absence of $0.8 million in transaction expenses associated with the unsuccessful merger with Martin Resource Management Corporation that were incurred in the first quarter of 2025, lower compensation expense of $0.4 million, lower professional fees of $0.2 million, and overhead allocated from Martin Resource Management of $0.1 million.

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

    Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. The Conflicts Committee of our general partner approved the following reimbursement amounts during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Variance	Percent Change	Six Months Ended June 30,		Variance	Percent Change
	2026	2025			2026	2025
	(In thousands)				(In thousands)
Conflicts Committee approved reimbursement amount	$3,238	$3,384	$(146)	(4)%	$6,477	$6,768	$(291)	(4)%

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

Total Contractual Obligations

A summary of our total contractual cash obligations as of June 30, 2026, is as follows:

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Credit facility	$62,000	$—	$62,000	$—	$—
11.5% senior secured notes, due 2028	400,000	—	400,000	—	—
Operating leases	72,090	27,024	33,248	9,329	2,489
Finance lease obligations	48	16	32	—	—
Interest payable on finance lease obligations	5	3	2	—	—
Interest payable on fixed long-term debt obligations	74,815	46,000	28,815	—	—
Total contractual cash obligations	$608,958	$73,043	$524,097	$9,329	$2,489

The interest payable under our credit facility is not reflected in the above table because such amounts depend on the outstanding balances and interest rates, which vary from time to time.

Letters of Credit. At June 30, 2026, we had outstanding irrevocable letters of credit in the amount of $1.6 million, which were issued under our credit facility.

Off-Balance Sheet Arrangements. We do not have any off-balance sheet financing arrangements.

Cash Flows - Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

    The following table details the cash flow changes between the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Variance	Percent Change
	2026	2025
	(In thousands)
Net cash provided by (used in):
Operating activities	$(1,577)	$24,896	$(26,473)	(106)%
Investing activities	(20,886)	(11,929)	(8,957)	(75)%
Financing activities	22,464	(12,975)	35,439	273%
Net increase (decrease) in cash and cash equivalents	$1	$(8)	$9	113%

    Net cash used in operating activities. Net cash provided by (used in) operating activities decreased $26.5 million. The increase in net cash used in operating activities for the six months ended June 30, 2026, includes a decrease in operating results and other non-cash charges of $3.6 million, coupled with an increase in cash outflows associated with changes in working capital of $22.9 million.

    Net cash used in investing activities. Net cash used in investing activities for the six months ended June 30, 2026, increased $9.0 million. An increase in cash used of $13.4 million resulted from higher payments for capital expenditures and plant turnaround costs in 2026. This was partially offset by an increase in net proceeds from the sale of property, plant and equipment of $4.4 million.

    Net cash provided by financing activities. Net cash provided by financing activities for the six months ended June 30, 2026, increased primarily as a result of an increase in borrowings of long-term debt of $30.5 million, combined with a decrease in repayments of long-term debt of $5.0 million.

Description of Our Indebtedness

Credit Facility

At June 30, 2026, we maintained a $115.0 million credit facility that matures on November 16, 2027. As of June 30, 2026, we had $62.0 million outstanding under the credit facility and $1.6 million of outstanding irrevocable letters of credit, leaving a maximum amount available to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $51.4 million. After giving effect to our then current borrowings, letters of credit, and the financial covenants contained in our credit facility, we had the ability to borrow approximately $48.3 million in additional amounts thereunder as of June 30, 2026.

The credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures. The level of outstanding draws on our credit facility from January 1, 2026 through June 30, 2026 ranged from a low of $39.0 million to a high of $91.0 million.

The applicable margin for SOFR borrowings and alternate base rate borrowings at June 30, 2026 is 3.75% and 2.75%, respectively. The applicable margin for SOFR borrowings and alternate base rate borrowings effective July 22, 2026, is 3.75% and 2.75%, respectively.

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

    On June 30, 2026, we had cash and cash equivalents of $0.05 million and available borrowing capacity of $51.4 million under our credit facility with $62.0 million of borrowings outstanding. After giving effect to our then current borrowings, letters of credit, and the financial covenants contained in our credit facility, we had the ability to borrow approximately $48.3 million in additional amounts thereunder as of June 30, 2026.

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

    We are in compliance with all debt covenants as of June 30, 2026, and expect to be in compliance for the next twelve months.

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

Impact of Inflation

    Inflation did not have a material impact on our results of operations for the six months ended June 30, 2026 or 2025. Inflation may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies. In the future, increasing energy prices for products consumed by our operations, such as diesel fuel, natural gas, chemicals, and other supplies, could adversely affect our results of operations. An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

    Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted.

On June 15, 2024, the Partnership experienced a spill of less than 2,500 barrels of crude oil from its transfer pipeline connecting the Sandyland Terminal to the refinery in Smackover, Union County, Arkansas. The Partnership promptly coordinated with the U.S. Environmental Protection Agency (the “EPA”), Arkansas Department of Energy and Environment (the “ADEE”), and Arkansas Game and Fish Commission, dedicating the necessary resources, equipment, and personnel to expedite oil recovery and cleanup activities. In October 2024, the EPA transitioned the Partnership’s response from emergency response status to remediation status under ADEE oversight. On October 11, 2024, the ADEE notified the Partnership that documentation, observations, and data indicated the Partnership completed all remedial actions to the maximum practical extent. No further remediation is required at this time. The Partnership submitted a claim related to the spill, which was accepted by its insurance carriers, subject to a reservation of rights. The Partnership’s deductible under the applicable insurance policies total $0.5 million and such deductible expense has been recorded by the Partnership in the Consolidated and Condensed Statements of Operations. As of July 27, 2026, no fines or penalties have been assessed in relation to the spill.

We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the three months ended June 30, 2026.

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

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 7.48% as of June 30, 2026. Based on the amount of unhedged floating rate debt owed by us on June 30, 2026, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $0.6 million annually.

We are not exposed to changes in interest rates with respect to our 2028 Notes as these obligations are at a fixed rate. Based on the quoted prices for identical liabilities in markets that are not active at June 30, 2026, the estimated fair value of the 2028 Notes was $403.5 million. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of a 100 basis point increase in interest rates. Such an increase in interest rates at June 30, 2026, would result in a $2.5 million decrease in the fair value of our 2028 Notes.

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

During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Partnership adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101
Inline Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026, formatted in Extensible Business Reporting Language: (1) the Consolidated and Condensed Balance Sheets; (2) the Consolidated and Condensed Statements of Operations; (3) the Consolidated and Condensed Statements of Cash Flows; (4) the Consolidated and Condensed Statements of Capital (Deficit); and (5) the Notes to Consolidated and Condensed Financial Statements.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (contained in Exhibit 101).

* Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

July 27, 2026	By:	/s/ Sharon L. Taylor
Sharon L. Taylor
Executive Vice President and Chief Financial Officer