Form 10-Q
period 2026-09-30
MARTIN MIDSTREAM PARTNERS L.P.
filed 2026-10-26
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2026
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
 The number of the registrant’s Common Units outstanding at October 26, 2026, was 39,124,686.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Cash	$48	$49
Accounts and other receivables, less allowance for credit losses of $310 and $310, respectively	76,401	58,371
Inventories	65,270	50,248
Due from affiliates	14,578	8,942
Other current assets	29,607	12,298
Total current assets	185,904	129,908

Property, plant and equipment, at cost	995,784	970,753
Accumulated depreciation	(710,196)	(681,527)
Property, plant and equipment, net	285,588	289,226

Goodwill	16,671	16,671
Right-of-use assets	58,571	69,938
Investment in DSM Semichem LLC	6,866	6,198
Deferred income taxes, net	8,769	9,026
Other assets, net	1,928	1,451
Total assets	$564,297	$522,418

Liabilities and Partners’ Capital (Deficit)
Current installments of long-term debt and finance lease obligations	$16	$15
Trade and other accounts payable	72,760	57,814
Product exchange payables	—	169
Due to affiliates	25,559	13,286
Income taxes payable	864	1,580
Other accrued liabilities	38,206	51,279
Total current liabilities	137,405	124,143

Long-term debt, net	476,588	428,008
Finance lease obligations	26	39
Operating lease liabilities	36,785	48,353
Other long-term obligations	8,002	7,670
Total liabilities	658,806	608,213

Commitments and contingencies
Partners’ capital (deficit)	(94,509)	(85,795)
Total liabilities and partners' capital (deficit)	$564,297	$522,418

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Terminalling and storage *	$24,008	$23,930	$70,188	$67,883
Transportation *	56,629	49,709	166,075	156,520
Sulfur services	4,227	4,073	12,854	12,369
Product sales: *
Specialty products	89,502	62,443	234,256	192,066
Sulfur services	57,361	28,562	149,628	113,098
	146,863	91,005	383,884	305,164
Total revenues	231,727	168,717	633,001	541,936

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Specialty products *	79,819	54,844	206,640	167,608
Sulfur services *	47,111	20,899	117,378	76,215
	126,930	75,743	324,018	243,823
Expenses:
Operating expenses *	71,392	64,882	207,145	193,718
Selling, general and administrative *	10,045	9,257	30,264	31,913
Depreciation and amortization	13,133	12,336	39,056	37,790
Total costs and expenses	221,500	162,218	600,483	507,244

Gain (loss) on disposition or sale of property, plant and equipment	(39)	395	4,947	1,487
Operating income	10,188	6,894	37,465	36,179

Other income (expense):
Interest expense, net	(14,672)	(14,614)	(43,124)	(43,329)
Equity in earnings (loss) of DSM Semichem LLC	(221)	20	(782)	(805)
Other, net	(14)	3	2	19
Total other expense	(14,907)	(14,591)	(43,904)	(44,115)

Net loss before taxes	(4,719)	(7,697)	(6,439)	(7,936)
Income tax (expense) benefit	573	(715)	(1,820)	(3,916)
Net loss	(4,146)	(8,412)	(8,259)	(11,852)
Less general partner's interest in net loss	(83)	(168)	(165)	(237)
Less loss allocable to unvested restricted units	(18)	(35)	(32)	(49)
Limited partners' interest in net loss	$(4,045)	$(8,209)	$(8,062)	$(11,566)

Net loss per unit attributable to limited partners - basic and diluted	$(0.10)	$(0.21)	$(0.21)	$(0.30)

Weighted average limited partner units - basic and diluted	38,955,432	38,892,348	38,954,197	38,889,260
See accompanying notes to consolidated and condensed financial statements.
*Related Party Transactions Shown Below

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:*
Terminalling and storage	$19,698	$18,622	$57,436	$54,105
Transportation	9,698	6,521	25,624	21,811
Product Sales	1,385	947	3,185	3,287
Costs and expenses:*
Cost of products sold: (excluding depreciation and amortization)
Specialty products	15,530	7,973	33,597	21,260
Sulfur services	3,371	3,303	9,977	9,611
Expenses:
Operating expenses	27,849	27,857	82,431	83,245
Selling, general and administrative	7,290	7,133	23,310	23,160

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL (DEFICIT)
(Unaudited)
(Dollars in thousands)

	Partners’ Capital (Deficit)
	Common Limited		General Partner Amount
	Units	Amount		Total
Balances - June 30, 2026	39,124,686	$(91,250)	$1,037	$(90,213)
Net loss	—	(4,063)	(83)	(4,146)
Cash distributions	—	(195)	(4)	(199)
Unit-based compensation	—	49	—	49
Balances - September 30, 2026	39,124,686	$(95,459)	$950	$(94,509)

Balances - December 31, 2025	39,055,086	$(86,922)	$1,127	$(85,795)
Net loss	—	(8,094)	(165)	(8,259)
Issuance of restricted units	69,600	—	—	—
Cash distributions	—	(586)	(12)	(598)
Unit-based compensation	—	143	—	143
Balances - September 30, 2026	39,124,686	$(95,459)	$950	$(94,509)

	Partners’ Capital (Deficit)
	Common Limited		General Partner Amount
	Units	Amount		Total
Balances - June 30, 2025	39,055,086	$(75,548)	$1,361	$(74,187)
Net loss	—	(8,244)	(168)	(8,412)
Cash distributions	—	(196)	(4)	(200)
Unit-based compensation	—	66	—	66
Balances - September 30, 2025	39,055,086	$(83,922)	$1,189	$(82,733)

Balances - December 31, 2024	39,001,086	$(71,877)	$1,438	$(70,439)
Net loss	—	(11,615)	(237)	(11,852)
Issuance of restricted units	54,000	—	—	—
Cash distributions	—	(586)	(12)	(598)
Unit-based compensation	—	156	—	156
Balances - September 30, 2025	39,055,086	$(83,922)	$1,189	$(82,733)

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(8,259)	$(11,852)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	39,056	37,790
Amortization of deferred debt issuance costs	2,411	2,533
Amortization of debt discount	1,800	1,800
Deferred income tax expense	257	691
Gain on disposition or sale of property, plant and equipment, net	(4,947)	(1,487)
Equity in loss of DSM Semichem LLC	782	805
Non cash unit-based compensation	143	156
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	(18,030)	(1,700)
Inventories	(15,022)	4,837
Due from affiliates	(5,636)	10,330
Other current assets	(13,571)	(1,396)
Trade and other accounts payable	15,845	(9,654)
Product exchange payables	(169)	(798)
Due to affiliates	12,273	3,552
Income taxes payable	(716)	(6)
Other accrued liabilities	(13,120)	(11,131)
Change in other non-current assets and liabilities	449	(787)
Net cash provided by (used in) operating activities	(6,454)	23,683

Cash flows from investing activities:
Payments for property, plant and equipment	(27,782)	(17,905)
Payments for plant turnaround costs	(13,583)	(5,996)
Investment in DSM Semichem LLC	(1,450)	—
Proceeds from sale of property, plant and equipment	5,509	1,496
Net cash used in investing activities	(37,306)	(22,405)

Cash flows from financing activities:
Payments of long-term debt	(171,500)	(177,000)
Payments under finance lease obligations	(11)	(10)
Proceeds from long-term debt	216,000	177,000
Payment of debt issuance costs	(132)	(676)
Cash distributions paid	(598)	(598)
Net cash provided by (used in) financing activities	43,759	(1,284)

Net decrease in cash	(1)	(6)
Cash at beginning of period	49	55
Cash at end of period	$48	$49

Non-cash additions to property, plant and equipment	$1,963	$1,427

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2026
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

The Partnership’s unaudited consolidated and condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and U.S. Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial reporting. Accordingly, these financial statements have been condensed and do not include all of the information and footnotes required by U.S. GAAP for annual audited financial statements of the type contained in the Partnership’s annual reports on Form 10-K. The Consolidated and Condensed Balance Sheet as of December 31, 2025 was derived from the Partnership’s audited consolidated financial statements as of that date but does not include all disclosures required by U.S. GAAP. In the opinion of the management of Martin Midstream GP LLC ("MMGP" or the “general partner"), the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s financial position, results of operations, and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for such interim periods are not necessarily indicative of the results of operations for the full year. These financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 23, 2026.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2026
(Unaudited)
NOTE 3. REVENUE

    The following table disaggregates our revenue by major source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Terminalling and storage segment
Throughput and storage	$24,008	$23,930	$70,188	$67,883
	$24,008	$23,930	$70,188	$67,883
Transportation segment
Land transportation	$40,044	$37,812	$121,248	$115,433
Inland marine transportation	14,448	9,574	40,184	34,254
Offshore marine transportation	2,137	2,323	4,643	6,833
	$56,629	$49,709	$166,075	$156,520
Sulfur services segment
Sulfur product sales	$34,259	$9,022	$57,585	$27,628
Fertilizer product sales	23,102	19,540	92,043	85,470
Sulfur services	4,227	4,073	12,854	12,369
	$61,588	$32,635	$162,482	$125,467
Specialty products segment
Natural gas liquids product sales	$48,356	$33,927	$131,701	$109,023
Lubricant product sales	41,146	28,516	102,555	83,043
	$89,502	$62,443	$234,256	$192,066

    Revenue is measured based on consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties where the Partnership is acting as an agent. The Partnership recognizes revenue when the Partnership satisfies a performance obligation, which typically occurs when the Partnership transfers control over a product to a customer or as the Partnership delivers a service.

    The following is a description of the principal activities - separated by reportable segments - from which the Partnership generates revenue.

Terminalling and Storage Segment

    Revenue is recognized for storage contracts based on the contracted monthly fixed fee. For throughput contracts, revenue is recognized based on the volume moved through the Partnership’s terminals at the contracted rate. For storage and throughput contracts at the Partnership's underground NGL storage facility, revenue is recognized based on the volume stored and moved through the facility at the contracted rate. For the Partnership’s tolling agreement, revenue is recognized based on the contracted monthly reservation fee and throughput volumes moved through the facility. Throughput and storage revenue in the table above includes non-cancelable revenue arrangements that are under the scope of ASC 842, whereby the Partnership has committed certain Terminalling and Storage assets in exchange for a minimum fee.

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
September 30, 2026
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

	2026	2027	2028	2029	2030	Thereafter	Total
Terminalling and storage
Throughput and storage	$11,463	$47,042	$48,454	$49,907	$51,404	$52,947	$261,217
Sulfur services
Product sales	3,559	14,237	14,237	—	—	—	32,033
Service revenues	2,952	9,854	9,353	6,953	2,655	36,506	68,273
Specialty Products
NGL product sales	1,790	7,100	7,119	4,124	—	—	20,133
Total	$19,764	$78,233	$79,163	$60,984	$54,059	$89,453	$381,656
In addition, the Partnership has non-cancelable revenue arrangements that are under the scope of ASC 842 whereby we have committed certain terminalling and storage assets in exchange for a minimum fee. Future minimum revenues the Partnership expects to receive under these non-cancelable arrangements as of September 30, 2026, are as follows: 2026 - $6,773; 2027 - $15,129; 2028 - $12,593; 2029 - $8,972; 2030 - $7,044; subsequent years - $253.

NOTE 4. INVENTORIES

Components of inventories at September 30, 2026 and December 31, 2025, were as follows:

	September 30, 2026	December 31, 2025
Natural gas liquids	$1,649	$1,125
Sulfur	6,073	1,300
Fertilizer	22,168	21,666
Lubricants	29,487	20,281
Other	5,893	5,876
	$65,270	$50,248

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2026
(Unaudited)
NOTE 5. DEBT

At September 30, 2026 and December 31, 2025, long-term debt consisted of the following:

	September 30, 2026	December 31, 2025
$115,000 [3] credit facility at variable interest rate (7.78%[1] weighted average at September 30, 2026), due November 2027 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries, net of unamortized debt issuance costs of $1,022 and $1,787, respectively [2]	$82,478	$37,213
$400,000 Senior notes, 11.5% interest, net of unamortized debt issuance costs of $2,690 and $4,205, respectively, including unamortized discount of $3,200 and $5,000, respectively, due February 2028, secured [2]	394,110	390,795
Total	476,588	428,008
Less: current portion	—	—
Total long-term debt, net of current portion	$476,588	$428,008

    1 The interest rate fluctuates based on Adjusted Term SOFR (set on the date of each advance) or the alternate base rate plus an applicable margin. The margin is set every three months. The applicable margin for revolving loans that are SOFR loans ranges from 2.75% to 3.75%, and the applicable margin for revolving loans that are alternate base rate loans ranges from 1.75% to 2.75%. The applicable margin for SOFR borrowings and alternate base rate borrowings at September 30, 2026 is 3.75% and 2.75%, respectively. The applicable margin for SOFR borrowings and alternate base rate borrowings effective October 21, 2026, is 3.75% and 2.75%, respectively. The credit facility contains various covenants that limit the Partnership’s ability to make distributions; make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management Corporation (as amended, the "Omnibus Agreement").

    2 The Partnership was in compliance with all debt covenants as of September 30, 2026 and December 31, 2025.

3 On March 31, 2026, the Partnership, Martin Operating Partnership L.P. (the “Operating Partnership”), a wholly owned subsidiary of the Partnership, and certain of the Partnership’s other subsidiaries entered into a Third Amendment to the Fourth Amended and Restated Credit Agreement (the “Third Amendment”) with Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto, which amends the Fourth Amended and Restated Credit Agreement, dated effective as of February 8, 2023 (as previously amended, the “Credit Agreement”).

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

The Partnership is in compliance with all debt covenants as of September 30, 2026, and expects to be in compliance for the next twelve months.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2026
(Unaudited)
    The Partnership paid cash interest in the amount of $24,851 and $24,420 for the three months ended September 30, 2026 and 2025, respectively.  The Partnership paid cash interest in the amount of $50,966 and $50,828 for the nine months ended September 30, 2026 and 2025, respectively. Capitalized interest was $186 and $36 for the three months ended September 30, 2026 and 2025, respectively. Capitalized interest was $421 and $81 for the nine months ended September 30, 2026 and 2025, respectively.

NOTE 6. LEASES

    The Partnership has numerous operating leases primarily for terminal facilities and transportation and other equipment. The leases generally provide that all expenses related to the facilities and equipment are to be paid by the lessee.

    Operating lease Right-of-Use assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Partnership's leases do not provide an implicit rate of return, the Partnership uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The estimated rate is based on a risk-free rate plus a risk-adjusted margin.

Our leases have remaining lease terms of under 1 year to 10 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year. The Partnership includes extension periods in its lease term if, at commencement, it is reasonably certain that the Partnership will exercise the extension options.

    The components of lease expense for the three and nine months ended September 30, 2026 and 2025, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$7,190	$6,852	$21,481	$19,485
Finance lease cost:
Amortization of right-of-use assets	$4	$4	12	12
Interest on lease liabilities	1	1	3	3
Short-term lease cost	2,126	1,369	5,601	4,225
Variable lease cost	25	45	77	137
Total lease cost	$9,346	$8,271	$27,174	$23,862

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2026
(Unaudited)
Supplemental balance sheet information related to leases at September 30, 2026 and December 31, 2025, was as follows:

	September 30, 2026	December 31, 2025
Operating Leases
Operating lease right-of-use assets	$58,571	$69,938

Current portion of operating lease liabilities included in "Other accrued liabilities"	$22,090	$22,043
Operating lease liabilities	36,785	48,353
Total operating lease liabilities	$58,875	$70,396

Finance Leases
Property, plant and equipment, at cost	$77	$77
Accumulated depreciation	(38)	(26)
Property, plant and equipment, net	$39	$51

Current installments of finance lease obligations	$16	$15
Finance lease obligations	26	39
Total finance lease obligations	$42	$54

For the nine months ended September 30, 2026, the Partnership incurred new operating leases, primarily related to marine and land transportation assets and renewed existing operating leases set to expire, primarily related to leased land and facilities.

The Partnership’s future minimum lease obligations as of September 30, 2026, consist of the following:

Operating Leases
Remainder of 2026	$6,971
2027	24,010
2028	16,975
2029	10,076
2030	5,121
Thereafter	3,125
Total	66,278
Less amounts representing interest costs	(7,403)
Total lease liability	$58,875

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2026
(Unaudited)
NOTE 7. SUPPLEMENTAL BALANCE SHEET INFORMATION

    Components of "Other accrued liabilities" were as follows:

	September 30, 2026	December 31, 2025
Accrued interest	$6,205	$17,838
Asset retirement obligations	283	283
Property and other taxes payable	3,620	3,968
Accrued payroll	5,862	7,119
Operating lease liabilities	22,090	22,043
Other	146	28
	$38,206	$51,279

The schedule below summarizes the changes in our asset retirement obligations:

September 30, 2026

Asset retirement obligations as of December 31, 2025	$5,318
Additions to asset retirement obligations	—
Accretion expense	73
Liabilities settled	—
Ending asset retirement obligations	5,391
Current portion of asset retirement obligations[1]	(283)
Long-term portion of asset retirement obligations[2]	$5,108

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2026
(Unaudited)
NOTE 8. PARTNERS' CAPITAL (DEFICIT)

As of September 30, 2026, Partners’ capital (deficit) consisted of 39,124,686 common limited partner units, representing a 98% partnership interest, and a 2% general partner interest. Martin Resource Management Corporation, through subsidiaries, owned 7,874,446 of the Partnership's common limited partner units representing approximately 20.1% of the Partnership's outstanding common limited partner units. MMGP, the Partnership's general partner, owns the 2% general partnership interest.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2026
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(4,146)	$(8,412)	$(8,259)	$(11,852)
Less general partner’s interest in net loss:
Distributions payable on behalf of general partner interest	4	4	12	12
General partner interest in undistributed loss	(87)	(172)	(177)	(249)
Less loss allocable to unvested restricted units	(18)	(35)	(32)	(49)
Limited partners’ interest in net loss	$(4,045)	$(8,209)	$(8,062)	$(11,566)

    The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic weighted average limited partner units outstanding	38,955,432	38,892,348	38,954,197	38,889,260
Dilutive effect of restricted units issued	—	—	—	—
Total weighted average limited partner diluted units outstanding	38,955,432	38,892,348	38,954,197	38,889,260

    All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the periods presented. All common unit equivalents were antidilutive for the three and nine months ended September 30, 2026 and 2025 because the limited partners were allocated a net loss in these periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restricted unit Awards
Non-employee directors	$49	$66	$143	$156
Phantom unit Awards
Employees	926	754	1,431	1,859
Total unit-based compensation expense	$975	$820	$1,574	$2,015

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2026
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

On April 20, 2022, the Board and the Compensation Committee approved the First Amendment to the Plan, effective as of the same date, which amendment increased the total number of phantom units available for grant under the Plan from 2,000,000 units to 5,000,000 units. On April 20, 2022, 365,000 phantom units and 1,097,500 phantom unit appreciation rights were granted to employees of the general partner and its affiliates who perform services for the Partnership. These units settled in July of 2025 for $1,123. On July 19, 2023, 1,179,500 phantom units and 505,500 phantom unit appreciation rights were granted to employees of the general partner and its affiliates who perform services for the Partnership. These units settled in July of 2026 for $2,868.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2026
(Unaudited)
2025 Phantom Unit Plan

On February 11, 2025, the Board and the Compensation Committee approved the Martin Midstream Partners L.P. 2025 Phantom Unit Plan (the “2025 Plan”) to supersede the 2021 Plan, effective as of the same date. The 2025 Plan contains substantially the same terms and conditions as the 2021 Plan. On February 11, 2025, 1,210,000 phantom units and 425,000 phantom unit appreciation rights were granted to employees of the general partner and its affiliates who perform services for the Partnership. On July 16, 2025, 1,275,000 phantom units and 420,000 phantom unit appreciation rights were granted to employees of the general partner and its affiliates who perform services for the Partnership. On July 21, 2026, 1,320,000 phantom units and 480,000 phantom unit appreciation rights were granted to employees of the general partner and its affiliates who perform services for the Partnership. The 2025 Plan permits the awards of phantom units and phantom unit appreciation rights to any employee or non-employee director of the Partnership, including its executive officers. The awards may be time-based or performance-based and will be paid, if at all, in cash.

Phantom unit awards are recorded in operating expense and selling, general and administrative expense based on the fair value of the awards on the balance sheet date. The fair value of these awards is updated at each balance sheet date and changes in the fair value of the awards are recorded as increases or decreases to compensation expense within operating expense and selling, general and administrative expense in the Consolidated and Condensed Statements of Operations. All of the Partnership's phantom unit awards outstanding as of September 30, 2026 met the criteria to be treated under liability classification in accordance with ASC 718, given that these awards will settle in cash on the vesting date.

Compensation expense for the phantom awards is based on the fair value of the units as of the balance sheet date as further discussed below, and such costs are recognized ratably over the service period of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future periods for these awards will vary. The estimated future cash payments of these awards are presented as liabilities within "Trade and other accounts payable" and "Other long-term obligations" in the Consolidated and Condensed Balance Sheets. At September 30, 2026, the total liability recognized in connection with outstanding phantom unit awards was $3,139, of which $1,806 is recorded in Trade and other accounts payable and $1,333 is recorded in Other long-term obligations on the Consolidated and Condensed Balance Sheets. At December 31, 2025, the total liability recognized in connection with outstanding phantom unit awards was $4,574, of which $2,905 is recorded in Trade and other accounts payable and $1,669 is recorded in Other long-term obligations on the Consolidated and Condensed Balance Sheets. As of September 30, 2026, there was a total of $5,405 of unrecognized compensation costs related to phantom unit awards. These costs are expected to be recognized over a remaining life of 2.16 years.

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
September 30, 2026
(Unaudited)
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

The restricted units issued to directors generally vest in equal annual installments over a four-year period. Restricted units issued to employees generally vest in equal annual installments over three years of service. All of the Partnership's outstanding restricted unit awards at September 30, 2026, met the criteria to be treated under equity classification.

On February 17, 2026, the Partnership issued 23,200 TBRUs to each of the Partnership's three independent directors under the 2017 LTIP. These restricted common units vest in equal installments of 5,800 units on January 24, 2027, 2028, 2029, and 2030.

    The restricted units are valued at their fair value at the date of grant, which is equal to the market value of common units on such date. A summary of the restricted unit activity for the nine months ended September 30, 2026, is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	162,738	$2.93
Granted (TBRU)	69,600	$2.90
Vested	(63,084)	$2.98
Forfeited	—	$—
Non-vested, end of period	169,254	$2.90

Aggregate intrinsic value, end of period	$376
    A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three and nine months ended September 30, 2026 and 2025, is provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Aggregate intrinsic value of units vested	$—	$—	$184	$55
Fair value of units vested	—	—	188	165

    As of September 30, 2026, there was $360 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.53 years.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2026
(Unaudited)
NOTE 10. RELATED PARTY TRANSACTIONS

As of September 30, 2026, Martin Resource Management Corporation owns 7,874,446 of the Partnership’s common units representing approximately 20.1% of the Partnership’s outstanding limited partner units. Martin Resource Management Corporation controls the Partnership's general partner by virtue of its 100% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership. The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management Corporation’s ownership as of September 30, 2026, of approximately 20.1% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management Corporation the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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
September 30, 2026
(Unaudited)
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

    Effective January 1, 2026, through December 31, 2026, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $12,953. The Partnership reimbursed Martin Resource Management Corporation for $3,238 and $3,384 of indirect expenses for the three months ended September 30, 2026 and 2025, respectively. The Partnership reimbursed Martin Resource Management Corporation for $9,715 and $10,152 of indirect expenses for the nine months ended September 30, 2026 and 2025, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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
September 30, 2026
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

    Marine Fuel. The Partnership is a party to an agreement with Martin Resource Management Corporation dated November 1, 2002, under which Martin Resource Management Corporation provides the Partnership with marine fuel from its locations in the Gulf of Mexico at a fixed rate in excess of the Platts U.S. Gulf Coast Index for #2 Fuel Oil. Under this agreement, the Partnership agreed to purchase all of its marine fuel requirements that occur in the areas serviced by Martin Resource Management Corporation.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2026
(Unaudited)
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

Other Agreements

     Cross Tolling Agreement. The Partnership is a party to an amended and restated tolling agreement with Cross Oil Refining and Marketing, Inc. ("Cross") dated October 28, 2014, under which the Partnership processes crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts for Cross. The tolling agreement expires November 25, 2031. Under this tolling agreement, Cross agreed to deliver a minimum of 6,500 barrels per day of crude oil at the facility at a fixed price per barrel. Any additional barrels are processed at a modified price per barrel. In addition, Cross agreed to pay a monthly reservation fee and a periodic fuel surcharge fee based on certain parameters specified in the tolling agreement. Further, certain capital improvements, to the extent requested by Cross, are reimbursed through a capital recovery fee. All of these fees (other than the fuel surcharge) are subject to escalation annually based upon an amount equal to two-thirds (2/3) times the increase in the Consumer Price Index for a specified annual period.

East Texas Mack Leases. MTI leases equipment, including tractors and trailers, from East Texas Mack Sales ("East Texas Mack"). Certain of our directors or officers are owners of East Texas Mack, including entities affiliated with Ruben Martin, who owns approximately 47.2% of the issued and outstanding stock of East Texas Mack. Amounts paid to East Texas Mack for tractor and trailer lease payments and lease residuals for the three months ended September 30, 2026 and 2025, were $1,678 and $1,626, respectively. Amounts paid to East Texas Mack for tractor and trailer lease payments and lease residuals for the nine months ended September 30, 2026 and 2025, were $5,101 and $4,956, respectively.

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

    The impact of related party revenues from sales of products and services is reflected in the consolidated and condensed financial statements as follows:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2026
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Terminalling and storage	$19,698	$18,622	$57,436	$54,105
Transportation	9,698	6,521	25,624	21,811
Product sales:
Specialty products	627	45	722	548
Sulfur services	758	902	2,463	2,739
	1,385	947	3,185	3,287
	$30,781	$26,090	$86,245	$79,203

    The impact of related party cost of products sold is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of products sold:
Specialty products	$15,530	$7,973	$33,597	$21,260
Sulfur services	3,371	3,303	9,977	9,611
	$18,901	$11,276	$43,574	$30,871

    The impact of related party operating expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Transportation	$19,304	$20,282	$59,325	$61,271
Sulfur services	2,020	1,522	4,345	4,302
Terminalling and storage	6,525	6,053	18,761	17,672
	$27,849	$27,857	$82,431	$83,245

    The impact of related party selling, general and administrative expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Selling, general and administrative:
Transportation	$2,142	$1,907	$6,600	$6,115
Specialty products	976	910	3,549	3,033
Sulfur services	659	817	2,485	2,777
Terminalling and storage	111	124	540	718
Indirect, including overhead allocation	3,402	3,375	10,136	10,517
	$7,290	$7,133	$23,310	$23,160

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2026
(Unaudited)
NOTE 11. BUSINESS SEGMENTS

    The Chief Operating Decision Maker ("CODM") is a group of executives, comprised of the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer of the Partnership's general partner. The CODM may use different operating measures to assess operating results and allocate resources among the Partnership's four segments (outlined below), however the measure that is most consistent with the amounts included in the consolidated and condensed financial statements is operating income. The CODM utilizes this measure to evaluate the current financial performance and project the future financial performance of each segment to determine the allocation of capital resources.

The Partnership's four reportable segments are comprised of (1) Terminalling and Storage, (2) Transportation, (3) Sulfur Services and (4) Specialty Products. The operating segments within each of our reportable segments have been aggregated based on the similarity of their economic and other characteristics, including different product type and services.

The Terminalling and Storage segment generates revenue by providing terminalling, processing, and storage services for petroleum products and by-products. Storage revenue is earned through contracted monthly fixed fees, while throughput revenue is based on the volume moved through the Partnership’s terminals at contracted rates. Tolling revenue is derived from contracted monthly reservation fees and throughput volumes processed at the facility.

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

The following tables present selected financial information with respect to the Partnership's operating segments for the three and nine months ended September 30, 2026 and 2025.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2026
(Unaudited)

	Terminalling and Storage	Transportation	Sulfur Services	Specialty Products	Indirect selling, general and administrative	Total
Three Months Ended September 30, 2026
Operating revenues from external customers	24,008	56,629	61,588	89,502	—	$231,727
Intersegment operating revenues	1,903	4,444	—	49	—	6,396
Total segment revenues	25,911	61,073	61,588	89,551	—	238,123

Reconciliation of revenues:
Elimination of intersegment revenues	(1,903)	(4,444)	—	(49)	—	(6,396)
Total consolidated revenues	24,008	56,629	61,588	89,502	—	231,727

Less: cost of products sold:
Direct product costs	—	—	42,112	76,733	—	118,845
Manufacturing costs (plant, labor, transportation, and other)	—	—	8,358	5,323	—	13,681
Segment gross margin	25,911	61,073	11,118	7,495	—	105,597

Less:
Employment related expenses[2]	7,213	14,908	1,990	1,415	2,908	28,434
Driver pay	—	12,305	—	—	—	12,305
Pass-through expenses	—	8,606	1,254	—	—	9,860
Utilities, materials, and supplies	3,865	572	259	41	—	4,737
Repairs and maintenance	1,410	4,854	95	5	—	6,364
Insurance related expenses	1,675	4,112	155	40	29	6,011
Lease expenses	1,279	5,879	110	12	—	7,280
Other segment expenses[1]	2,202	2,639	1,629	73	703	7,246
Depreciation and amortization	5,079	3,203	4,190	661	—	13,133
(Gain) loss on sale or disposition of property, plant and equipment	45	(6)	—	—	—	39
	22,768	57,072	9,682	2,247	3,640	95,409
Operating income (loss)	$3,143	$4,001	$1,436	$5,248	$(3,640)	$10,188

Segment assets - as of September 30, 2026	$156,328	$156,831	$146,416	$104,722	$—	$564,297
Segment assets - as of December 31, 2025	$156,111	$165,129	$132,397	$68,781	$—	$522,418
Capital expenditures and plant turnaround costs	$3,503	$1,134	$7,367	$307	$—	$12,311
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2026
(Unaudited)

	Terminalling and Storage	Transportation	Sulfur Services	Specialty Products	Indirect selling, general and administrative	Total
Nine Months Ended September 30, 2026
Operating revenues from external customers	$70,188	$166,075	$162,482	$234,256	$—	$633,001
Intersegment operating revenues	5,830	13,058	—	114	—	19,002
Total segment revenues	76,018	179,133	162,482	234,370	—	652,003

Reconciliation of revenues:
Elimination of intersegment revenues	(5,830)	(13,058)	—	(114)	—	(19,002)
Total consolidated revenues	70,188	166,075	162,482	234,256	—	633,001

Less: cost of products sold:
Direct product costs	—	—	101,176	195,071	—	296,247
Manufacturing costs (plant, labor, transportation, and other)	—	—	26,004	18,306	—	44,310
Segment gross margin	76,018	179,133	35,302	20,993	—	311,446

Less:
Employment related expenses[2]	20,854	44,922	6,290	4,621	8,666	85,353
Driver pay	—	36,995	—	—	—	36,995
Pass-through expenses	—	22,746	2,369	—	—	25,115
Utilities, materials, and supplies	11,761	1,711	816	116	—	14,404
Repairs and maintenance	3,610	14,045	235	14	—	17,904
Insurance related expenses	4,976	13,048	650	129	61	18,864
Lease expenses	3,616	17,509	307	48	—	21,480
Other segment expenses[1]	6,305	6,986	3,892	519	2,055	19,757
Depreciation and amortization	15,158	9,303	12,437	2,158	—	39,056
(Gain) loss on sale or disposition of property, plant and equipment	(4,414)	(507)	(25)	(1)	—	(4,947)
	61,866	166,758	26,971	7,604	10,782	273,981
Operating income (loss)	$14,152	$12,375	$8,331	$13,389	$(10,782)	$37,465

Segment assets - as of September 30, 2026	$156,328	$156,831	$146,416	$104,722	$—	$564,297
Segment assets - as of December 31, 2025	$156,111	$165,129	$132,397	$68,781	$—	$522,418
Capital expenditures and plant turnaround costs	$18,032	$6,728	$15,030	$676	$—	$40,466
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2026
(Unaudited)

	Terminalling and Storage	Transportation	Sulfur Services	Specialty Products	Indirect selling, general and administrative	Total
Three Months Ended September 30, 2025
Operating revenues from external customers	$23,930	$49,709	$32,635	$62,443	$—	$168,717
Intersegment operating revenues	1,869	4,081	—	39	—	5,989
Total segment revenues	25,799	53,790	32,635	62,482	—	174,706

Reconciliation of revenues:
Elimination of intersegment revenues	(1,869)	(4,081)	—	(39)	—	(5,989)
Total consolidated revenues	23,930	49,709	32,635	62,443	—	168,717

Less: cost of products sold:
Direct product costs	—	—	16,878	52,534	—	69,412
Manufacturing costs (plant, labor, transportation, and other)	—	—	7,237	4,318	—	11,555
Segment gross margin	25,799	53,790	8,520	5,630	—	93,739

Less:
Employment related expenses[2]	6,727	15,012	2,105	1,344	3,036	28,224
Driver pay	—	11,305	—	—	—	11,305
Pass-through expenses	—	5,650	815	—	—	6,465
Utilities, materials, and supplies	3,563	656	235	29	—	4,483
Repairs and maintenance	883	4,618	118	1	—	5,620
Insurance related expenses	1,558	4,489	195	45	13	6,300
Lease expenses	1,111	5,424	117	20	—	6,672
Other segment expenses[1]	2,235	1,324	1,211	248	818	5,836
Depreciation and amortization	5,143	2,907	3,531	755	—	12,336
(Gain) loss on sale or disposition of property, plant and equipment	2	(383)	(2)	(13)	—	(396)
	21,222	51,002	8,325	2,429	3,867	86,845
Operating income (loss)	$4,577	$2,788	$195	$3,201	$(3,867)	$6,894

Segment assets - as of September 30, 2025	$155,876	$159,937	$127,554	$66,755	$—	$510,122
Capital expenditures and plant turnaround costs	$2,808	$2,217	$5,496	$523	$—	$11,044
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
September 30, 2026
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
						—
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
September 30, 2026
(Unaudited)
NOTE 12. COMMITMENTS AND CONTINGENCIES

Contingencies

From time to time, the Partnership is subject to various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership.

    On December 31, 2015, the Partnership received a demand from a customer in its lubricants packaging business for defense and indemnity in connection with various lawsuits filed against it, which generally alleged that the customer engaged in unlawful and deceptive business practices in connection with its marketing and advertising of its private label motor oil (the “Marketing Lawsuits”). The Partnership disputed that it had any obligation to defend or indemnify the customer for the customer’s conduct. Accordingly, on January 7, 2016, the Partnership filed a Complaint for Declaratory Judgment in the Chancery Court of Davidson County, Tennessee (the “Tennessee Court”), under Case No. 16-0018-BC, requesting a judicial determination that the Partnership did not owe the customer the demanded defense and indemnity obligations (the “Litigation”). The Marketing Lawsuits pending in federal court against the customer were transferred to the U.S. District Court for the Western District of Missouri under the consolidated case MDL No. 2709 for pretrial proceedings (the “Consolidated Lawsuits”). On March 1, 2017, at the joint request of the customer and the Partnership, the Tennessee Court administratively closed the Litigation. In 2021, the customer settled the Consolidated Lawsuits. On December 17, 2021, at the request of the customer, the Tennessee Court reopened the Litigation and the customer asserted various counterclaims against the Partnership seeking, among other things, to recover its costs of defending and settling the Consolidated Lawsuits. On August 17, 2026, the Partnership and the customer entered into a confidential settlement agreement resolving their dispute without any admission of liability by the Partnership. The settlement did not have a material impact on the Partnership’s consolidated and condensed financial statements. On September 23, 2026, the Tennessee Court entered an agreed order dismissing with prejudice all claims and counterclaims between the Partnership and the customer in the Litigation.

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

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Notes	$394,110	$402,835	$390,795	$415,726
Total	$394,110	$402,835	$390,795	$415,726

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2026
(Unaudited)

NOTE 14. INVESTMENT IN DSM SEMICHEM LLC

On October 19, 2022, Martin ELSA Investment LLC, the Partnership's affiliate, entered into definitive agreements with Samsung C&T America, Inc. and Dongjin USA, Inc., an affiliate of Dongjin Semichem Co., Ltd., to form DSM Semichem LLC (“DSM”). DSM will produce and distribute electronic level sulfuric acid (“ELSA”). By leveraging the Partnership's existing assets located in Plainview, Texas and installing additional facilities (the “ELSA Facility”) as required, DSM will produce ELSA that meets the strict quality standards required by the recent advances in semiconductor manufacturing. In addition to owning a 10% non-controlling interest in DSM, the Partnership will be the exclusive provider of feedstock to the ELSA Facility. The Partnership, through its affiliate MTI, will also provide land transportation services for the ELSA produced by DSM. On April 1, 2024, the Partnership contributed $6,500 in cash to DSM, which represents the cash contributions required pursuant to DSM's limited liability agreement for the Partnership's 10% non-controlling interest. Also, in conjunction with the formation of DSM, we contributed approximately 22 acres of land. In August 2026, DSM’s members made additional capital contributions totaling $14,500, of which the Partnership’s 10% share was $1,450. The Partnership recognizes its 10% interest in DSM as "Investment in DSM Semichem LLC" on its Consolidated and Condensed Balance Sheets. The Partnership accounts for its ownership interest in DSM under the equity method of accounting.

Selected financial information for DSM is as follows:

	As of September 30,			Three Months Ended September 30,
	Total Assets	Long-Term Debt	Members' Equity/Partners' Capital	Revenues	Net Income (Loss)

2026
DSM Semichem LLC	$124,902	$22,190	$61,376	$—	$(2,214)

	As of December 31,			Three Months Ended September 30,
	Total Assets	Long-Term Debt	Members' Equity/Partners' Capital	Revenues	Net Income (Loss)

2025
DSM Semichem LLC	$113,007	$25,521	$57,598	$—	$195

	As of September 30,			Nine Months Ended September 30,
	Total Assets	Long-Term Debt	Members' Equity/Partners' Capital	Revenues	Net Income (Loss)

2026
DSM Semichem LLC	$124,902	$22,190	$61,376	$—	$(7,870)

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2026
(Unaudited)

	As of December 31,			Nine Months Ended September 30,
	Total Assets	Long-Term Debt	Members' Equity/Partners' Capital	Revenues	Net Income (Loss)

2025
DSM Semichem LLC	$113,007	$25,521	$57,598	$—	$(7,804)

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

NOTE 16. INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Provision for income taxes	$(573)	$715	$1,820	$3,916

The operations of a partnership are generally not subject to income taxes, except for Texas margin tax, because its income is taxed directly to its partners. Current state income taxes attributable to the Texas margin tax relating to the operation of the Partnership of $243 and $270 were recorded in income tax expense for the three months ended September 30, 2026 and 2025, respectively. Current state income taxes attributable to the Texas margin tax relating to the operation of the Partnership of $525 and $958 were recorded in income tax expense for the nine months ended September 30, 2026 and 2025, respectively. Deferred taxes applicable to the Texas margin tax relating to the operation of the Partnership are immaterial.

MTI, a wholly owned subsidiary of the Partnership, is subject to income taxes due to its corporate structure (the "Taxable Subsidiary"). Total income tax expense (benefit) of $(816) and $445, related to the operation of the Taxable Subsidiary, for the three months ended September 30, 2026 and 2025, resulted in an effective income tax rate ("ETR") of (123.25)% and 18.68%, respectively. Total income tax expense of $1,295 and $2,958, related to the operation of the Taxable Subsidiary, for the nine months ended September 30, 2026 and 2025, resulted in an effective income tax rate of 29.40% and 40.38%, respectively.

    A current federal income tax expense (benefit) of $(645) and $(520), related to the operation of the Taxable Subsidiary, was recorded for the three months ended September 30, 2026 and 2025, respectively. A current federal income tax expense of $600 and $1,715, related to the operation of the Taxable Subsidiary, was recorded for the nine months ended September 30, 2026 and 2025, respectively. A current state income tax expense of $111 and $119, related to the operation of the Taxable Subsidiary, was recorded for the three months ended September 30, 2026 and 2025, respectively. A current state income tax expense of $438 and $552, related to the operation of the Taxable Subsidiary, was recorded for the nine months ended September 30, 2026 and 2025, respectively.

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
September 30, 2026
(Unaudited)
which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    A deferred tax expense (benefit) related to the MTI temporary differences of $(282) and $846 was recorded for the three months ended September 30, 2026 and 2025, respectively. A deferred tax expense related to the MTI temporary differences of $257 and $691 was recorded for the nine months ended September 30, 2026 and 2025, respectively. A net deferred tax asset of $8,769 and $9,026, related to the cumulative book and tax temporary differences, existed at September 30, 2026 and December 31, 2025, respectively.

Consolidated income taxes paid, net of refunds, for the Partnership and the Taxable Subsidiary were $956 and $724, for the three months ended September 30, 2026 and 2025, respectively, and $3,142 and $3,186 for the nine months ended September 30, 2026 and 2025, respectively.

All income tax positions taken for all open years are more likely than not to be sustained based upon their technical merit under applicable tax laws.

NOTE 17. SUBSEQUENT EVENTS

Quarterly Distribution. On October 21, 2026, the Partnership declared a quarterly cash distribution of $0.005 per common unit for the third quarter of 2026, or $0.020 per common unit on an annualized basis, which will be paid on November 13, 2026 to unitholders of record as of November 6, 2026.

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

    We were formed in 2002 by Martin Resource Management Corporation, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management Corporation has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management Corporation is an important supplier and customer of ours. As of September 30, 2026, Martin Resource Management Corporation owned 20.1% of our total outstanding common limited partner units and 100% of MMGP Holdings, LLC ("Holdings"), which is the sole member of Martin Midstream GP LLC ("MMGP"), our general partner. MMGP owns a 2.0% general partner interest in us.

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

Significant Recent Developments

Subsequent Events

On October 21, 2026, we declared a quarterly cash distribution of $0.005 per common unit for the third quarter of 2026, or $0.020 per common unit on an annualized basis, which will be paid on November 13, 2026 to unitholders of record as of November 6, 2026.

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

Related Party Agreements

The Omnibus Agreement requires us to reimburse Martin Resource Management Corporation for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. We reimbursed Martin Resource Management Corporation for $50.6 million of direct costs and expenses for the three months ended September 30, 2026, compared to $42.9 million for the three months ended September 30, 2025. We reimbursed Martin Resource Management Corporation for $139.2 million of direct costs and expenses for the nine months ended September 30, 2026, compared to $126.8 million for the nine months ended September 30, 2025. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management Corporation for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. For the three months ended September 30, 2026 and 2025, the Conflicts Committee approved reimbursement amounts of $3.2 million and $3.4 million, respectively. For the nine months ended September 30, 2026 and 2025, the Conflicts Committee approved reimbursement amounts of $9.7 million and $10.2 million, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually. These indirect expenses covered the centralized corporate functions Martin Resource Management Corporation provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management Corporation’s retained businesses. The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations. Martin Resource Management Corporation also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

Commercial

We have been and anticipate that we will continue to be both a significant customer and supplier of products and services offered by Martin Resource Management Corporation. In the aggregate, the impact of related party transactions included in total costs and expenses accounted for approximately 24% and 29% of our total costs and expenses during the three months ended September 30, 2026 and 2025, respectively. In the aggregate, the impact of related party transactions included in total costs and expenses accounted for approximately 25% and 27% of our total costs and expenses during the nine months ended September 30, 2026 and 2025, respectively.

Correspondingly, Martin Resource Management Corporation is one of our significant customers. Our sales to Martin Resource Management Corporation accounted for approximately 13% and 15% of our total revenues for the three months ended September 30, 2026 and 2025, respectively. Our sales to Martin Resource Management Corporation accounted for approximately 14% and 15% of our total revenues for the nine months ended September 30, 2026 and 2025, respectively.

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

Non-GAAP Financial Measures

To assist management in assessing our business, we use the following non-GAAP financial measures: earnings before interest, taxes, and depreciation and amortization ("EBITDA"), Adjusted EBITDA (as defined below), distributable cash flow available to common unitholders (“Distributable Cash Flow”), and free cash flow after growth capital expenditures, investments in DSM Semichem LLC, and principal payments under finance lease obligations (“Adjusted Free Cash Flow”). Our management uses a variety of financial and operational measurements other than our financial statements prepared in accordance with U.S. GAAP to analyze our performance.

Certain items excluded from EBITDA and Adjusted EBITDA are significant components in understanding and assessing an entity's financial performance, such as cost of capital and historical costs of depreciable assets.

Adjusted EBITDA. We define Adjusted EBITDA as EBITDA before non-cash unit-based compensation expenses, gains and losses on the disposition of property, plant and equipment, impairment and other similar non-cash adjustments, transaction costs associated with business combination, merger, and divestiture activities, equity in earnings (loss) from unconsolidated entities, and non-cash contractual revenue deferral adjustments. Adjusted EBITDA is used as a supplemental performance and liquidity measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts, and others, to assess:

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

Adjusted Free Cash Flow. We define Adjusted Free Cash Flow as Distributable Cash Flow less growth capital expenditures, investments in DSM Semichem LLC, and principal payments under finance lease obligations. Adjusted Free Cash Flow is a significant performance measure used by our management and by external users of our financial statements and represents how much cash flow a business generates during a specified time period after accounting for all capital expenditures, including expenditures for growth and maintenance capital projects. We believe that Adjusted Free Cash Flow is important to investors, lenders, commercial banks and research analysts since it reflects the amount of cash available for reducing debt, investing in additional capital projects, paying distributions, and similar matters. Our calculation of Adjusted Free Cash Flow may or may not be comparable to similarly titled measures used by other entities.

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

The following tables reconcile the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the three and nine months ended September 30, 2026 and 2025, which represents EBITDA, Adjusted EBITDA, Distributable Cash Flow, and Adjusted Free Cash Flow:

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,

	2026	2025	2026	2025
	(in thousands)		(in thousands)
Net loss	$(4,146)	$(8,412)	$(8,259)	$(11,852)
Adjustments:
Interest expense	14,672	14,614	43,124	43,329
Income tax expense (benefit)	(573)	715	1,820	3,916
Depreciation and amortization	13,133	12,336	39,056	37,790
EBITDA	23,086	19,253	75,741	73,183
Adjustments:
(Gain) loss on disposition or sale of property, plant and equipment	39	(395)	(4,947)	(1,487)
Transaction expenses related to the unsuccessful merger with Martin Resource Management Corporation	—	194	—	1,021
Equity in (earnings) loss of DSM Semichem LLC	221	(20)	782	805
Non-cash contractual revenue deferral adjustment	223	175	595	571
Non-cash unit-based compensation	49	66	143	156
Adjusted EBITDA	$23,618	$19,273	$72,314	$74,249

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA, Distributable Cash Flow, and Adjusted Free Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,

	2026	2025	2026	2025
	(in thousands)		(in thousands)
Net cash provided by (used in) operating activities	$(4,877)	$(1,213)	$(6,454)	$23,683
Interest expense [1]	13,332	13,037	38,913	38,996
Current income tax expense	(292)	(130)	1,563	3,225
Transaction expenses related to the unsuccessful merger with Martin Resource Management Corporation	—	194	—	1,021
Non-cash contractual revenue deferral adjustment	223	175	595	571
Changes in operating assets and liabilities which (provided) used cash:
Accounts and other receivables, inventories, and other current assets	21,093	(6,074)	52,259	(12,071)
Trade, accounts and other payables, and other current liabilities	(6,777)	11,013	(14,113)	18,037
Other	916	2,271	(449)	787
Adjusted EBITDA	23,618	19,273	72,314	74,249
Adjustments:
Interest expense	(14,672)	(14,614)	(43,124)	(43,329)
Income tax (expense) benefit	573	(715)	(1,820)	(3,916)
Deferred income taxes	(281)	845	257	691
Amortization of debt discount	600	600	1,800	1,800
Amortization of deferred debt issuance costs	740	977	2,411	2,533
Payments for plant turnaround costs	(4,205)	(4,197)	(13,583)	(5,996)
Maintenance capital expenditures	(6,216)	(5,574)	(18,868)	(13,677)
Distributable Cash Flow	157	(3,405)	(613)	12,355
Principal payments under finance lease obligations	(4)	(3)	(11)	(10)
Investment in DSM Semichem LLC	(1,450)	—	(1,450)	—
Expansion capital expenditures	(1,890)	(1,273)	(8,015)	(2,994)
Adjusted Free Cash Flow	$(3,187)	$(4,681)	$(10,089)	$9,351

1 Net of amortization of debt issuance costs and discount, which are included in interest expense but not included in net cash provided by operating activities.

Results of Operations

    The results of operations for the three and nine months ended September 30, 2026 and 2025, have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues. The following table sets forth our operating revenues and operating income by segment for the three and nine months ended September 30, 2026 and 2025. The results of operations for these interim periods are not necessarily indicative of the results of operations which might be expected for the entire year.

Our consolidated and condensed results of operations are presented on a comparative basis below. There are certain items of income and expense which we do not allocate on a segment basis. These items, including interest expense and indirect selling, general and administrative expenses, are discussed following the comparative discussion of our results within each segment.

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended September 30, 2026	(In thousands)
Terminalling and storage	$25,911	$(1,903)	$24,008	$3,143	$(1,822)	$1,321
Transportation	61,073	(4,444)	56,629	4,001	(4,471)	(470)
Sulfur services	61,588	—	61,588	1,436	4,095	5,531
Specialty products	89,551	(49)	89,502	5,248	2,198	7,446
Indirect selling, general and administrative	—	—	—	(3,640)	—	(3,640)
Total	$238,123	$(6,396)	$231,727	$10,188	$—	$10,188

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended September 30, 2025	(In thousands)
Terminalling and storage	$25,799	$(1,869)	$23,930	$4,577	$(1,782)	$2,795
Transportation	53,790	(4,081)	49,709	2,788	(4,122)	(1,334)
Sulfur services	32,635	—	32,635	195	3,933	4,128
Specialty products	62,482	(39)	62,443	3,201	1,971	5,172
Indirect selling, general and administrative	—	—	—	(3,867)	—	(3,867)
Total	$174,706	$(5,989)	$168,717	$6,894	$—	$6,894

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Nine Months Ended September 30, 2026	(In thousands)
Terminalling and storage	$76,018	$(5,830)	$70,188	$14,152	$(5,570)	$8,582
Transportation	179,133	(13,058)	166,075	12,375	(13,028)	(653)
Sulfur services	162,482	—	162,482	8,331	11,960	20,291
Specialty products	234,370	(114)	234,256	13,389	6,638	20,027
Indirect selling, general and administrative	—	—	—	(10,782)	—	(10,782)
Total	$652,003	$(19,002)	$633,001	$37,465	$—	$37,465

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Nine Months Ended September 30, 2025	(In thousands)
Terminalling and storage	$73,441	$(5,558)	$67,883	$9,687	$(5,375)	$4,312
Transportation	168,966	(12,446)	156,520	14,511	(12,548)	1,963
Sulfur services	125,467	—	125,467	13,880	11,538	25,418
Specialty products	192,151	(85)	192,066	10,580	6,385	16,965
Indirect selling, general and administrative	—	—	—	(12,479)	—	(12,479)
Total	$560,025	$(18,089)	$541,936	$36,179	$—	$36,179

Terminalling and Storage Segment

Comparative Results of Operations for the Three Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,		Variance	Percent Change
	2026	2025
	(In thousands, except BBL per day)

Revenues	$25,911	$25,799	$112	—%
Operating expenses	16,865	15,341	1,524	10%
Selling, general and administrative expenses	779	736	43	6%
Depreciation and amortization	5,079	5,143	(64)	(1)%
	3,188	4,579	(1,391)	(30)%
Loss on disposition or sale of property, plant and equipment	(45)	(2)	(43)	(2,150)%
Operating income	$3,143	$4,577	$(1,434)	(31)%

Shore-based throughput volumes (gallons)	36,026	43,555	(7,529)	(17)%
Smackover refinery throughput volumes (guaranteed minimum) (BBL per day)	6,500	6,500	—	—%

Revenues. Revenues increased $0.1 million. Revenues at our Smackover Refinery increased $0.7 million on $0.4 million of higher natural gas surcharge revenue, $0.2 million of throughput revenue and $0.1 million of reservation fees. Revenues at our Underground Storage decreased $0.5 million on $0.5 million of lower storage revenue and $0.2 million of lower reservation fees, partially offset by $0.2 million of higher throughput revenue. Revenues at our Specialty Terminals decreased $0.1 million as $0.2 million of higher throughput and storage revenue was offset by $0.3 million of lower service revenue.

Operating expenses. Operating expenses increased due to repairs and maintenance of $0.5 million, employee-related expenses of $0.4 million, lease expense of $0.2 million, insurance claims of $0.1 million and brine pond operating expense of $0.1 million.

Selling, general and administrative expenses. Selling, general and administrative expenses remained relatively consistent.

Depreciation and amortization. The decrease in depreciation and amortization is primarily the result of fully depreciated assets and disposals, offset by capital expenditures.

Comparative Results of Operations for the Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended September 30,		Variance	Percent Change
	2026	2025
	(In thousands, except BBL per day)

Revenues	$76,018	$73,441	$2,577	4%
Operating expenses	49,064	45,233	3,831	8%
Selling, general and administrative expenses	2,058	2,405	(347)	(14)%
Depreciation and amortization	15,158	16,123	(965)	(6)%
	9,738	9,680	58	1%
Gain on disposition or sale of property, plant and equipment	4,414	7	4,407	62,957%
Operating income	$14,152	$9,687	$4,465	46%

Shore-based throughput volumes (gallons)	104,381	129,245	(24,864)	(19)%
Smackover refinery throughput volumes (guaranteed minimum) (BBL per day)	6,500	6,500	—	—%

Revenues. Revenues increased $2.6 million. Revenues at our Smackover Refinery increased $1.9 million primarily as a result of increases in natural gas surcharge revenue of $1.5 million, throughput revenue of $0.2 million, and reservation revenue of $0.3 million, offset by a decrease in other revenue of $0.2 million. Revenue at our Underground Storage terminal increased $1.1 million primarily as a result of higher storage revenue of $0.9 million and increased throughput revenue of $0.7 million, offset by decreased reservation revenue of $0.5 million. Revenues at our Shore-Based Terminals decreased $0.3 million due to decreased space rent of $0.4 million, offset by increased throughput revenue of $0.1 million. Revenues at our Specialty Terminals decreased $0.1 million primarily due to decreased service revenue of $0.7 million, offset by increased throughput revenue of $0.4 million and storage revenue of $0.3 million.

Operating expenses. Operating expenses increased $3.8 million. Operating expenses at our Smackover Refinery increased $2.5 million, primarily as a result of higher utilities of $0.9 million due to increased natural gas usage and rates, other operating expenses of $0.7 million, employee-related expenses of $0.6 million, outside services of $0.2 million, and pipeline and tank farm operating expenses of $0.1 million, partially offset by lower chemical costs of $0.1 million. Operating expenses at our specialty terminals increased $1.2 million, primarily as a result of employee-related expenses of $0.7 million, repairs and maintenance of $0.3 million, and $0.1 million each of insurance premiums, lease expense, service vehicle fuel, and dues and subscriptions, partially offset by lower property taxes of $0.1 million. Operating expenses at our underground storage terminal increased $0.2 million due to lease expense, repairs and maintenance, and brine pond operating expense.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased primarily due to lower employee-related expenses.

Depreciation and amortization. The decrease in depreciation and amortization is primarily the result of assets being fully depreciated and disposals, offset by capital expenditures.

Gain on disposition or sale of property, plant and equipment. The increase of $4.4 million is due to the gain recognized on the disposition of a non-core asset.

Transportation Segment

Comparative Results of Operations for the Three Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,		Variance	Percent Change
	2026	2025
	(In thousands)
Revenues	$61,073	$53,790	$7,283	14%
Operating expenses	51,135	47,012	4,123	9%
Selling, general and administrative expenses	2,740	1,465	1,275	87%
Depreciation and amortization	3,203	2,907	296	10%
	3,995	2,406	1,589	66%
Gain on disposition or sale of property, plant and equipment	6	382	(376)	(98)%
Operating income	$4,001	$2,788	$1,213	44%

Revenues. Revenues increased $7.3 million. In our land transportation division, ancillary revenue (primarily fuel) increased $4.2 million. Freight revenue decreased $1.7 million, primarily due to lower transportation rates and reduced mileage. In our marine transportation division, inland revenues increased $3.9 million, primarily due to higher transportation rates and improved utilization. Offshore revenues decreased $0.1 million due to lower transportation rates. Pass-through revenue (primarily fuel) increased $0.9 million.

Operating expenses. The increase in operating expenses is primarily a result of pass-through expenses (primarily fuel) of $3.0 million, lease expense of $0.5 million, employee-related expenses of $0.5 million, marine repairs and maintenance of $0.3 million, contract labor of $0.2 million, outside towing of $0.2 million, and dock repairs of $0.2 million, offset by a decrease in insurance premiums of $0.5 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased primarily due to a $1.0 million favorable adjustment to the allowance for uncollectible accounts receivable recorded in the third quarter of 2025 with no comparable adjustment in 2026, as well as higher employee-related expenses of $0.3 million.

Depreciation and amortization. The increase in depreciation and amortization is primarily the result of capital expenditures, offset by asset disposals.

Comparative Results of Operations for the Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended September 30,		Variance	Percent Change
	2026	2025
	(In thousands)
Revenues	$179,133	$168,966	$10,167	6%
Operating expenses	150,312	140,058	10,254	7%
Selling, general and administrative expenses	7,650	7,102	548	8%
Depreciation and amortization	9,303	8,755	548	6%
	11,868	13,051	(1,183)	(9)%
Gain on disposition or sale of property, plant and equipment	507	1,460	(953)	(65)%
Operating income	$12,375	$14,511	$(2,136)	(15)%

Revenues. Revenues increased $10.2 million. In our land transportation division, ancillary revenue (primarily fuel) increased $8.8 million. Freight revenue decreased $2.2 million, resulting from lower mileage, partially offset by higher transportation rates. In our marine transportation division, inland revenues increased $4.4 million, primarily due to higher transportation rates and utilization of equipment. Offshore revenues decreased $1.9 million due to lower transportation rates and downtime associated with regulatory inspections during the first half of 2026. Pass-through revenue (primarily fuel) increased $1.0 million.

Operating expenses. The increase in operating expenses is primarily a result of pass-through expenses (primarily fuel) of $5.1 million, lease expense of $2.6 million, employee-related expenses of $0.8 million, marine repairs and maintenance of $0.6 million, contract labor of $0.5 million, outside towing of $0.4 million, and dock repairs of $0.2 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.5 million primarily due to a $0.6 million increase in employee-related expenses and the $0.4 million favorable adjustment to the allowance for uncollectible accounts receivable recorded in 2025 with no comparable adjustment in 2026, partially offset by a $0.2 million rebate received on credit card purchases and a $0.2 million decrease in allocated expenses.

Depreciation and amortization. The increase in depreciation and amortization is primarily the result of capital expenditures, offset by asset disposals.

Sulfur Services Segment

Comparative Results of Operations for the Three Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,		Variance	Percent Change
	2026	2025
	(In thousands)
Revenues:
Services	$4,227	$4,073	$154	4%
Products	57,361	28,562	28,799	101%
Total revenues	61,588	32,635	28,953	89%

Cost of products sold	50,470	24,115	26,355	109%
Operating expenses	4,154	3,265	889	27%
Selling, general and administrative expenses	1,338	1,531	(193)	(13)%
Depreciation and amortization	4,190	3,531	659	19%
	1,436	193	1,243	644%
Gain on disposition or sale of property, plant and equipment	—	2	(2)	(100)%
Operating income	$1,436	$195	$1,241	636%

Sulfur (long tons)	182	157	25	16%
Fertilizer (long tons)	38	44	(6)	(14)%
Total sulfur services volumes (long tons)	220	201	19	9%

Services revenues. Services revenues increased $0.2 million largely associated with a contractually prescribed, index-based fee adjustment.

Products revenues. Products revenues increased $28.8 million, reflecting a $23.8 million increase from an 83% rise in average sulfur products sales prices, combined with a $5.0 million increase from a 9% rise in sales volumes, comprising a 16% increase in sulfur volumes and a 14% decrease in fertilizer volumes. The fertilizer volume decline reflected reduced demand, as higher input costs (principally for sulfur and ammonia) raised fertilizer prices and pressured farmer affordability.

Cost of products sold. Cost of products sold increased $26.4 million. A rise in commodity prices resulted in a 91% increase in average product cost per ton, impacting cost of products sold by $22.0 million. A 9% rise in sales volumes resulted in an increase in cost of products sold of $4.4 million.  Margin per ton increased $9.20, or 42%.

Operating expenses. Operating expenses increased due to $0.4 million in marine pass-through expense, $0.2 million in marine operating expenses, and $0.2 million in outside services.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased primarily due to lower employee-related expenses.

Depreciation and amortization. Depreciation and amortization increased due to the amortization of higher turnaround spend as well as certain assets being placed into service.

Comparative Results of Operations for the Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended September 30,		Variance	Percent Change
	2026	2025
	(In thousands)
Revenues:
Services	$12,854	$12,369	$485	4%
Products	149,628	113,098	36,530	32%
Total revenues	162,482	125,467	37,015	30%

Cost of products sold	127,180	85,428	41,752	49%
Operating expenses	10,134	10,752	(618)	(6)%
Selling, general and administrative expenses	4,425	4,766	(341)	(7)%
Depreciation and amortization	12,437	10,644	1,793	17%
	8,306	13,877	(5,571)	(40)%
Gain on disposition or sale of property, plant and equipment	25	3	22	733%
Operating income	$8,331	$13,880	$(5,549)	(40)%

Sulfur (long tons)	410	434	(24)	(6)%
Fertilizer (long tons)	187	214	(27)	(13)%
Total sulfur services volumes (long tons)	597	648	(51)	(8)%

Services revenues. Services revenues increased $0.5 million as a result of a contractually prescribed index-based fee adjustment of $0.3 million and $0.2 million associated with reservation fee revenue from the DSM joint venture.

Products revenues. Products revenues increased $36.5 million, reflecting a $49.3 million increase from a 44% rise in average sulfur products sales prices, offset by a $12.8 million decrease from an 8% reduction in sales volumes, comprising a 6% decrease in sulfur volumes and a 13% decrease in fertilizer volumes.

Cost of products sold. Cost of products sold increased $41.8 million. A rise in commodity prices resulted in a 62% increase in average product cost per ton, impacting cost of products sold by $52.6 million. An 8% reduction in sales volumes resulted in a decrease in cost of products sold of $10.9 million. Margin per ton decreased $5.10, or 12%.

Operating expenses. Operating expenses decreased $0.6 million due to $0.4 million in outside services, $0.3 million in repairs and maintenance, and $0.2 million in other marine operating expense, offset by a $0.2 million increase in employment expenses and a $0.1 million increase in insurance-related costs.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased primarily due to lower employee-related expenses.

Depreciation and amortization. Depreciation and amortization increased due to the amortization of higher turnaround costs as well as certain assets being placed into service.

Specialty Products Segment

Comparative Results of Operations for the Three Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,		Variance	Percent Change
	2026	2025
	(In thousands)
Products revenues	$89,551	$62,482	$27,069	43%
Cost of products sold	82,056	56,852	25,204	44%
Selling, general and administrative expenses	1,586	1,687	(101)	(6)%
Depreciation and amortization	661	755	(94)	(12)%
	5,248	3,188	2,060	65%
Gain on disposition or sale of property, plant and equipment	—	13	(13)	(100)%
Operating income	$5,248	$3,201	$2,047	64%

NGL sales volumes (Bbls)	636	608	28	5%
Other specialty products volumes (Bbls)	112	100	12	12%
Total specialty products volumes (Bbls)	748	708	40	6%

    Products Revenues. Products revenues increased $27.1 million. Our average sales price per barrel increased $31.47, or 36%, resulting in a $22.3 million increase to revenue. Sales volumes increased 6%, increasing revenues by $4.8 million, primarily related to a 12% increase in other specialty sales volumes.

Cost of products sold. Cost of products sold increased $25.2 million. Our average cost per barrel increased $29.40, or 37%, increasing cost of products sold by $20.8 million. The increase in sales volumes of 6% resulted in a $4.4 million increase to cost of products sold.  Our margins increased $2.07 per barrel, or 26%, during the period.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.1 million primarily due to lower employee-related expenses.

    Depreciation and amortization. Depreciation and amortization decreased due to certain assets becoming fully depreciated.

Comparative Results of Operations for the Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended September 30,		Variance	Percent Change
	2026	2025
	(In thousands)
Products revenues	$234,370	$192,151	$42,219	22%
Cost of products sold	213,377	174,063	39,314	23%
Selling, general and administrative expenses	5,447	5,257	190	4%
Depreciation and amortization	2,158	2,268	(110)	(5)%
	13,388	10,563	2,825	27%
Gain on disposition or sale of property, plant and equipment	1	17	(16)	(94)%
Operating income	$13,389	$10,580	$2,809	27%

NGL sales volumes (Bbls)	1,834	1,843	(9)	—%
Other specialty products volumes (Bbls)	316	271	45	17%
Total specialty products volumes (Bbls)	2,150	2,114	36	2%

    Products Revenues. Product revenues increased by $42.2 million. A 20% rise in average specialty product sales prices increased revenue by $38.3 million. A 2% rise in sales volumes increased revenue by $3.9 million, primarily driven by a 17% increase in other specialty sales volumes.

Cost of products sold. Cost of products sold increased $39.3 million. Our average cost per barrel increased $16.91, or 21%, increasing cost of products sold by $35.7 million. The increase in sales volumes of 2% resulted in a $3.6 million increase to cost of products sold. Our margins increased $1.21 per barrel, or 14%, during the period.

Selling, general and administrative expenses. Selling, general and administrative expenses remained relatively consistent.

Depreciation and amortization. Depreciation and amortization decreased due to certain assets becoming fully depreciated.

Interest Expense

Comparative Components of Interest Expense, Net for the Three Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,		Variance	Percent Change
	2026	2025
	(In thousands)
Credit facility	$1,729	$1,251	$478	38%
Senior notes	11,627	11,628	(1)	—%
Amortization of deferred debt issuance costs	740	977	(237)	(24)%
Amortization of debt discount	600	600	—	—%
Other	161	192	(31)	(16)%
Finance leases	1	2	(1)	(50)%
Capitalized interest	(186)	(36)	(150)	(417)%
Total interest expense, net	$14,672	$14,614	$58	—%

Comparative Components of Interest Expense, Net for the Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended September 30,		Variance	Percent Change
	2026	2025
	(In thousands)
Credit facility	$4,594	$4,105	$489	12%
Senior notes	34,244	34,244	—	—%
Amortization of deferred debt issuance costs	2,411	2,533	(122)	(5)%
Amortization of debt discount	1,800	1,800	—	—%
Other	493	724	(231)	(32)%
Finance leases	3	4	(1)	(25)%
Capitalized interest	(421)	(81)	(340)	(420)%
Total interest expense, net	$43,124	$43,329	$(205)	—%

Indirect Selling, General and Administrative Expenses

	Three Months Ended September 30,		Variance	Percent Change	Nine Months Ended September 30,		Variance	Percent Change
	2026	2025			2026	2025
	(In thousands)				(In thousands)
Indirect selling, general and administrative expenses	$3,640	$3,867	$(227)	(6)%	$10,782	$12,479	$(1,697)	(14)%

Indirect selling, general and administrative expenses decreased $0.2 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to lower professional fees.

Indirect selling, general and administrative expenses decreased $1.7 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to the absence of $1.0 million in transaction expenses associated with the unsuccessful merger with Martin Resource Management Corporation that were incurred in 2025 combined with lower employee-related expenses of $0.5 million.

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

    Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. The Conflicts Committee of our general partner approved the following reimbursement amounts during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Variance	Percent Change	Nine Months Ended September 30,		Variance	Percent Change
	2026	2025			2026	2025
	(In thousands)				(In thousands)
Conflicts Committee approved reimbursement amount	$3,238	$3,384	$(146)	(4)%	$9,715	$10,152	$(437)	(4)%

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

Total Contractual Obligations

A summary of our total contractual cash obligations as of September 30, 2026, is as follows:

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Credit facility	$83,500	$—	$83,500	$—	$—
11.5% senior secured notes, due 2028	400,000	—	400,000	—	—
Operating leases	66,278	25,636	30,492	7,854	2,296
Finance lease obligations	42	16	26	—	—
Interest payable on finance lease obligations	3	2	1	—	—
Interest payable on fixed long-term debt obligations	63,316	46,000	17,316	—	—
Total contractual cash obligations	$613,139	$71,654	$531,335	$7,854	$2,296

The interest payable under our credit facility is not reflected in the above table because such amounts depend on the outstanding balances and interest rates, which vary from time to time.

Letters of Credit. At September 30, 2026, we had outstanding irrevocable letters of credit in the amount of $9.6 million, which were issued under our credit facility.

Off-Balance Sheet Arrangements. We do not have any off-balance sheet financing arrangements.

Cash Flows - Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

    The following table details the cash flow changes between the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Variance	Percent Change
	2026	2025
	(In thousands)
Net cash provided by (used in):
Operating activities	$(6,454)	$23,683	$(30,137)	(127)%
Investing activities	(37,306)	(22,405)	(14,901)	(67)%
Financing activities	43,759	(1,284)	45,043	3,508%
Net decrease in cash and cash equivalents	$(1)	$(6)	$5	83%

    Net cash used in operating activities. Net cash provided by (used in) operating activities decreased $30.1 million. The decrease in net cash provided by (used in) operating activities for the nine months ended September 30, 2026, includes an increase in operating results and other non-cash charges of $0.8 million, coupled with an increase in cash outflows associated with changes in working capital of $30.9 million.

    Net cash used in investing activities. Net cash used in investing activities for the nine months ended September 30, 2026, increased $14.9 million. An increase in cash used of $17.5 million resulted from higher payments for capital expenditures and plant turnaround costs in 2026. Investments in DSM Semichem LLC increased $1.5 million. This was partially offset by an increase in net proceeds from the sale of property, plant and equipment of $4.0 million.

    Net cash provided by financing activities. Net cash provided by financing activities for the nine months ended September 30, 2026, increased primarily as a result of an increase in borrowings of long-term debt of $39.0 million, combined with a decrease in repayments of long-term debt of $5.5 million.

Description of Our Indebtedness

Credit Facility

At September 30, 2026, we maintained a $115.0 million credit facility that matures on November 16, 2027. As of September 30, 2026, we had $83.5 million outstanding under the credit facility and $9.6 million of outstanding irrevocable letters of credit, leaving a maximum amount available to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $21.9 million. After giving effect to our then current borrowings, letters of credit, and the financial covenants contained in our credit facility, we had the ability to borrow approximately $21.9 million in additional amounts thereunder as of September 30, 2026.

The credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures. The level of outstanding draws on our credit facility from January 1, 2026 through September 30, 2026 ranged from a low of $39.0 million to a high of $100.0 million.

The applicable margin for SOFR borrowings and alternate base rate borrowings at September 30, 2026 is 3.75% and 2.75%, respectively. The applicable margin for SOFR borrowings and alternate base rate borrowings effective October 21, 2026, is 3.75% and 2.75%, respectively.

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

    On September 30, 2026, we had cash and cash equivalents of $0.05 million and available borrowing capacity of $21.9 million under our credit facility with $83.5 million of borrowings outstanding. After giving effect to our then current borrowings, letters of credit, and the financial covenants contained in our credit facility, we had the ability to borrow approximately $21.9 million in additional amounts thereunder as of September 30, 2026.

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

    We are in compliance with all debt covenants as of September 30, 2026, and expect to be in compliance for the next twelve months.

    Interest Rate Risk

We are subject to interest rate risk on our credit facility due to the variable interest rate and may enter into interest rate swaps to reduce this variable rate risk.

Seasonality

    A substantial portion of our revenues is dependent on the quantity and sales prices of products, particularly NGLs and fertilizers, which fluctuate in part based on winter and spring weather conditions. The demand for NGLs is strongest during the winter heating and blending season. The demand for fertilizers is strongest during the early spring planting season. However, our Terminalling and Storage and Transportation business segments and the molten sulfur business are typically not impacted by seasonal fluctuations and a significant portion of our operating income is derived from our Terminalling and Storage, Sulfur Services and Transportation business segments. Further, extraordinary weather events, such as hurricanes, have in the past, and could in the future, impact all of our business segments.

Impact of Inflation

    General inflation did not have a material impact on our results of operations for the nine months ended September 30, 2026 or 2025; however, significant increases in sulfur and related commodity prices affected our Sulfur Services segment, as discussed under “Results of Operations—Sulfur Services Segment.” Inflation may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies. In the future, increasing energy prices for products consumed by our operations, such as diesel fuel, natural gas, chemicals, and other supplies, could adversely affect our results of operations. An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

    Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted.

On June 15, 2024, the Partnership experienced a spill of less than 2,500 barrels of crude oil from its transfer pipeline connecting the Sandyland Terminal to the refinery in Smackover, Union County, Arkansas. The Partnership promptly coordinated with the U.S. Environmental Protection Agency (the “EPA”), Arkansas Department of Energy and Environment (the “ADEE”), and Arkansas Game and Fish Commission, dedicating the necessary resources, equipment, and personnel to expedite oil recovery and cleanup activities. In October 2024, the EPA transitioned the Partnership’s response from emergency response status to remediation status under ADEE oversight. On October 11, 2024, the ADEE notified the Partnership that documentation, observations, and data indicated the Partnership completed all remedial actions to the maximum practical extent. No further remediation is required at this time. The Partnership submitted a claim related to the spill, which was accepted by its insurance carriers, subject to a reservation of rights. The Partnership’s deductible under the applicable insurance policies total $0.5 million and such deductible expense has been recorded by the Partnership in the Consolidated and Condensed Statements of Operations. As of October 26, 2026, no fines or penalties have been assessed in relation to the spill.

We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the three months ended September 30, 2026.

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

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 7.78% as of September 30, 2026. Based on the amount of unhedged floating rate debt owed by us on September 30, 2026, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $0.8 million annually.

We are not exposed to changes in interest rates with respect to our 2028 Notes as these obligations are at a fixed rate. Based on the quoted prices for identical liabilities in markets that are not active at September 30, 2026, the estimated fair value of the 2028 Notes was $402.8 million. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical 100 basis point increase in interest rates. Such an increase in interest rates at September 30, 2026, would result in a $2.1 million decrease in the fair value of our 2028 Notes.

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

During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Partnership adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101
Inline Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2026, formatted in Extensible Business Reporting Language: (1) the Consolidated and Condensed Balance Sheets; (2) the Consolidated and Condensed Statements of Operations; (3) the Consolidated and Condensed Statements of Cash Flows; (4) the Consolidated and Condensed Statements of Capital (Deficit); and (5) the Notes to Consolidated and Condensed Financial Statements.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (contained in Exhibit 101).

* Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

October 26, 2026	By:	/s/ Sharon L. Taylor
Sharon L. Taylor
Executive Vice President and Chief Financial Officer